Form 10-Q
period 1996-03-31
CARDIAC SCIENCE INC
filed 1996-05-14
CIK 876188

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 1996
                              -----------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-19567
                                               -------

                             CARDIAC SCIENCE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                   33-0465681
- - --------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


 8 HAMMOND DRIVE, SUITE 111, IRVINE, CALIFORNIA            92718
- - --------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code:      (714) 587-0357

                                Not Applicable
- - --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X]    No [_]

The number of shares of the Common Stock of the registrant outstanding as of May 5, 1996 was 36,546,177.

                             CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements:

         Balance Sheets
            March 31, 1996 (Unaudited) and
            December 31, 1995                                              3

         Statements of Operations (Unaudited)
            Three Months Ended March 31, 1996
            and 1995 and period from May 20, 1991
            (inception) to March 31, 1996                                  4

         Statement of Stockholders' Equity (Deficiency) (Unaudited)
            May 20, 1991 (inception) to March 31, 1996                     5

         Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 1996 and
            1995 and period from May 20, 1991 (inception) to
            March 31, 1996                                                 6

         Notes to Unaudited Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.      Legal Proceedings                                            13

Item 2.      Changes in Securities                                        13

Item 3.      Defaults Upon Senior Securities                              13

Item 4.      Submission of Matters to a Vote of Security Holders          13

Item 5.      Other Information                                            13

Item 6.      Exhibits and Reports on Form 8-K                             13

Signatures                                                                14

                             CARDIAC SCIENCE, INC.
                         -----------------------------
                         (A development stage company)

                                 BALANCE SHEETS
                                 --------------

                                    ASSETS
                                    ------

                                                                       March 31,      December 31,
                                                                         1996             1995
                                                                     ------------     -----------
Current assets:
 Cash and cash equivalents.........................................   $   956,171     $ 1,177,806
 Prepaid expenses..................................................        12,689          11,220
                                                                      -----------     -----------

   Total current assets............................................       968,860       1,189,026

Equipment, at cost.................................................        70,286          70,286
 Less accumulated depreciation.....................................       (35,999)        (32,809)
                                                                      -----------     -----------

 Equipment, net....................................................        34,387          37,477

Other assets.......................................................         4,012           4,012
                                                                      -----------     -----------
                                                                      $ 1,007,159     $ 1,230,515
                                                                      ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable.................................................   $   150,642     $   164,447
  Accrued interest.................................................        13,402          13,402
  Accrued expenses.................................................         4,216           4,216
  Accrued payroll..................................................        29,951          37,615
                                                                      -----------     -----------
     Total current liabilities.....................................       198,211         219,680

  Note payable to related party....................................       102,000         102,000

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued or outstanding at December 31, 1995 or 1994
  Common stock - $.001 par value:
   Authorized shares - 40,000,000
    Issued and outstanding shares 36,546,177
     in March 31, 1996 and 31,953,677 in December 31, 1995.........        36,425          31,905
    Common stock subscribed  - 1,666,667 in March 31, 1996
     and 6,186,667 in 1995.........................................       250,000         924,134
   Additional paid-in capital......................................     4,801,570       4,115,906
   Deficit accumulated during the development stage................    (4,381,047)     (4,163,110)
                                                                      -----------     -----------
    Total stockholders' equity.....................................       706,948         908,835
                                                                      -----------     -----------
                                                                      $ 1,007,159     $ 1,230,515
                                                                      ===========     ===========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                  Period from
                                                 Three months    Three months     May 20, 1991
                                                    ended           ended        (inception to)
                                                   March 31,       March 31,       March 31,
                                                     1996            1995            1996
                                                 ------------    ------------    --------------
Costs and expenses:
 Research and development.....................    $   123,622     $   107,069       $1,691,627
 General and administrative...................        107,728         116,669        2,367,031
 Interest expense.............................            ---           2,040          192,514
 Interest income..............................        (13,613)        (20,080)        (120,065)
                                                 ------------    ------------    --------------
  Total costs and expenses....................        217,737         205,698        4,131,107

Income taxes..................................            200             620            4,940
                                                 ------------    ------------    --------------

Loss before extraordinary expense.............       (217,937)       (206,318)       4,136,047

Extraordinary expense from
 extinguishment of debt.......................            ---             ---          245,000
                                                 ------------    ------------    --------------

Net loss......................................    $  (217,937)    $  (206,318)      $4,381,047
                                                 ============    ============    ==============

Loss per share................................    $      (.01)    $      (.01)
                                                 ============    ============

Number of shares used in the computation of
 loss per share...............................     38,207,844      37,964,344
                                                 ============    ============

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  May 20, 1991 (inception) to March 31, 1996

                                                             COMMON STOCK
                                       COMMON STOCK           SUBSCRIBED
                                  --------------------  --------------------- ADDITIONAL
                                   NUMBER OF            NUMBER OF              PAID-IN    ACCUMULATED     UNEARNED
                                     SHARES    AMOUNT    SHARES      AMOUNT    CAPITAL      DEFICIT     COMPENSATION      TOTAL
                                  ----------  --------  ----------  ---------  ----------  -----------   -------------   -----------
Issuance of common stock for
 cash on May 20, 1991............  6,927,448  $  6,927         --- $     ---  $    4,073  $       ---   $         ---   $    11,000
Net loss.........................        ---       ---         ---       ---         ---     (244,247)            ---      (244,247)
                                  ----------  --------  ---------- ---------  ----------  -----------   -------------   -----------
Balance at December 31, 1991.....  6,927,448     6,927         ---       ---       4,073     (244,247)            ---      (233,247)
Cancellation of common stock
 at $.0016 per share.............    (29,761)      (30)        ---       ---         (17)         ---             ---           (47)
Issuance of common stock for
 cash at $.03 per share..........     70,000        70         ---       ---       2,030          ---             ---         2,100
Issuance of common stock
 in lieu of payment of
 interest payable at $.15
 per share.......................    144,493       145         ---       ---      21,529          ---             ---        21,674
Issuance of common stock for
 services at $.38 per share......     60,000        60         ---       ---      22,740          ---             ---        22,800
Issuance of common stock
 for services at $.4375
 per share.......................     50,479        50         ---       ---      22,033          ---             ---        22,083
Issuance of common stock
 for services at $.898
 per share.......................     50,000        50         ---       ---      44,872          ---             ---        44,922
Issuance of common stock
 for services at $2.156
 per share.......................      6,611         7         ---       ---      14,248          ---             ---        14,255
Common stock issuable............        ---       ---         ---       ---     831,000          ---                       831,000
Net loss.........................        ---       ---         ---       ---         ---     (773,894)            ---      (773,894)
                                  ----------  --------  ---------- ---------  ----------  -----------   -------------   -----------
Balance at December 31, 1992.....  7,279,270     7,279         ---       ---     962,508   (1,018,141)            ---       (48,354)
Issuance of common stock in
 lieu of payment of interest
 payable at $.40 per share.......    129,473       129         ---       ---      51,660          ---             ---        51,789
Issuance of common stock for
 cash at $.40 per share..........  3,000,000     3,000         ---       ---     130,889          ---             ---       133,889
Issuance of common stock for
 services at $.40 per share......     72,699        73         ---       ---      29,007          ---             ---        29,080
Common stock warrants
 exercised at $.40 per share.....    625,000       625         ---       ---     249,375          ---             ---       250,000
Common stock options
 exercised at $.03 per share.....      6,667         7         ---       ---         193          ---             ---           200
Cancellation of common stock
 at $.0016 per share.............     (6,298)       (6)        ---       ---          (4)         ---             ---           (10)
Net loss.........................        ---       ---         ---       ---         ---   (1,471,076)            ---    (1,471,076)
                                  ----------  --------  ---------- ---------  ----------  -----------   -------------   -----------
Balance at December 31, 1993..... 11,106,811    11,107         ---       ---   1,423,628   (2,489,217)            ---    (1,054,482)
Common stock warrants
 exercised at $.15
 per share, net..................        ---       ---   4,386,667   654,134         ---          ---             ---       654,134
Common stock subscribed
 for debt forgiveness
 at $.15 per share...............        ---       ---   1,800,000   270,000         ---          ---             ---       270,000
Issuance of common stock
 for cash at $.15 per
 share, net...................... 20,000,000    20,000         ---       ---   2,185,000          ---             ---     2,205,000
Issuance of common stock in
 lieu of payment of interest
 payable at $.15 per share.......    370,866       370         ---       ---      55,226          ---             ---        55,596
Issuance of common stock for
 services at $.40 per share......    100,000       100         ---       ---      39,900          ---             ---        40,000
Common stock warrants
 exercised at $.40 per share.....    200,000       200         ---       ---      79,800          ---             ---        80,000
Warrants issued at $.001 per
 share for future services.......        ---       ---         ---       ---     149,000          ---        (149,000)          ---
Warrants issued at $.001
 per share for debt
 extinguishment..................        ---       ---         ---       ---     150,000          ---             ---       150,000
Amortization of unearned
 compensation....................        ---       ---         ---       ---         ---          ---          45,154        45,154
Net loss.........................        ---       ---         ---       ---         ---     (733,397)            ---      (733,397)
                                  ----------  --------  ---------- ---------  ----------  -----------   -------------   -----------
Balance at December 31, 1994..... 31,777,677    31,777   6,186,667   924,134   4,082,554   (3,222,614)       (103,846)    1,712,005
Issuance of common stock in
 lieu of payment of
 royalties at $.50
 per share.......................     60,000        60         ---       ---      29,940          ---             ---        30,000
Common stock options
 exercised.......................    116,000        68         ---       ---       3,412          ---             ---         3,480
Amortization of unearned
 compensation....................        ---       ---         ---       ---         ---          ---         103,846       103,846
Net loss.........................        ---       ---         ---       ---         ---     (940,496)            ---      (940,496)
                                  ----------  --------  ----------  ---------  ----------  -----------   -------------   -----------
Balance at December 31, 1995..... 31,953,677    31,905   6,186,667   924,134   4,115,906   (4,163,110)            ---       908,835
Common stock options
 exercised.......................     35,000        35         ---       ---       1,015          ---             ---         1,050
Warrants exercised...............     37,500        37         ---       ---      14,963          ---             ---        15,000
Subscribed shares issued.........  4,520,000     4,520  (4,520,000) (674,134)    669,614          ---             ---           ---
Net loss.........................        ---       ---         ---       ---         ---     (217,937)            ---      (217,937)
                                  ----------  --------  ---------- ---------  ----------  -----------   -------------   -----------
Balance at March 31, 1996........ 36,546,177   $36,497   1,666,667 $ 250,000  $4,801,498  $(4,381,047)            ---   $   706,948
                                  ==========  ========  ========== =========  ==========  ===========   =============   ===========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                             ---------------------
                         (A development stage company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                     Period from
                                                           Three months ended        May 20, 1991
                                                                March 31,           (inception) to
                                                       ---------------------------     March 31,
                                                          1996          1995             1996
                                                       ----------    -----------    --------------
Cash flows from operating activities:
 Net loss............................................. $ (217,937)   $ (206,318)     $(4,381,047)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation........................................      3,190         3,111           35,999
  Accounts payable converted to notes payable
   to related parties.................................        ---           ---          305,371
 Amortization of unearned compensation
   from issuance of warrants..........................        ---        38,942          149,000
 Non-cash extraordinary charge........................        ---           ---          245,000
 Changes in operating assets and liabilities:
   Prepaid expenses and other current assets..........     (1,469)        3,713          (12,689)
   Accounts payable...................................    (13,805)      (12,889)         326,174
   Accrued payroll....................................     (7,664)        7,446           29,951
   Accrued interest...................................        ---         2,040          142,461
   Accrued expenses...................................        ---           ---            4,216
   Other, net.........................................        ---           ---           (4,012)
                                                       ----------    -----------    --------------
 Net cash used in operating activities................   (237,685)     (163,955)      (3,159,576)
                                                       ----------    -----------    --------------
Cash flows from investing activities - purchase
   of equipment.......................................        ---        (6,668)         (70,286)
                                                       ----------    -----------    --------------
Cash flows from financing activities:
   Proceeds from notes payable to related parties.....        ---           ---          450,000
   Payments of notes payable to related party.........        ---           ---         (450,000)
   Proceeds of advance from related party.............        ---           ---           10,600
   Payments of advance from related party.............        ---           ---          (10,600)
   Proceeds from issuance of Common Stock.............     16,050           ---        4,186,033
                                                       ----------    -----------    --------------
   Net cash provided by financing activities..........     16,050           ---        4,186,033
                                                       ----------    -----------    --------------
Net increase (decrease) in cash and equivalents.......   (221,635)     (170,623)         956,171
                                                       ----------    -----------    --------------
Cash and equivalents at beginning of period...........  1,177,806     1,950,641                0
                                                       ----------    -----------    --------------
Cash and equivalents at end of period................. $  956,171    $1,780,018      $   956,171
                                                       ==========    ===========    ==============
Supplemental cash flow disclosures:
  Cash paid during the period for:
    Income taxes...................................... $      200    $      620      $     4,940
    Interest.......................................... $      ---    $      ---      $    44,851

Supplemental schedule of noncash investing
and financing activities:
 Accounts payable and accrued interest paid
  by issuance of Common Stock..........................       ---    $      ---      $   506,162

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

R.      ORGANIZATION AND OPERATIONS OF THE COMPANY

   Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market a family of non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products")
                                                ----                 --------
to treat persons suffering from or at high risk of life threatening arrhythmias. The Company's Products will be designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the onset of ventricular tachyarrhythmia (dangerously fast heart rate) and/or ventricular fibrillation (quivering of the heart following tacharrhythmia which usually results in death). Among the cardioverter/defibrillator devices under development by the Company will be ambulatory (mobile) AECD devices similar in function to the Implantable Cardioverter Defibrillator ("ICD") devices that are either currently approved
                             ---
for sale by the U.S. Food and Drug Administration (the "FDA") or are undergoing
                                                        ---
clinical trials. However, the Company's planned AECD Products will not require surgery to implant the devices. Moreover, the Company's Products will not require the presence of a human operator to activate the device and deliver the defibrillator charge, as is the case in other existing devices.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation and Continued Existence
   ---------------------------------------------

     The Company is in the development stage. From May 20, 1991 (inception) through March 31, 1996 the Company has not generated any operating revenues and has incurred losses of $4,381,047. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

     In September 1994, the Company completed a private placement offering (the "Private Placement) of 20,000,000 shares of Common Stock at $.15 per share for gross proceeds of $3,000,000. Proceeds of $2,205,000, net of issuance costs of $795,000, were used to reduce trade payables and to provide working capital to resume operations (which had been previously suspended).

     In connection with the Private Placement, Medstone International, Inc., a principal shareholder of the Company ("Medstone"), exercised warrants to purchase 2,720,000 shares of the Company's Common Stock. The proceeds of $408,000 were used to pay down a portion of the notes payable to Medstone. The due date for the remaining principal balance of $102,000 has been extended to April 1, 1996. The expiration date for the remaining warrants were changed to March 31, 1996. In addition, Medstone subscribed for 1,800,000 shares of the Company's Common Stock and the Company issued a ten year warrant to purchase 1,000,000 shares at $.001 per share in exchange for unsecured obligations of approximately $175,000. The difference of $245,000 between the value of the stock and warrant issued, $270,000 and $150,000, respectively, and the extinguished debt of $175,000 was treated as an extraordinary expense. The 2,720,000 shares underlying the warrants exercised by Medstone and the 1,800,000 shares for debt forgiveness were not issued at the time of the Private Placement in accordance with an agreement between the Company and Medstone. Consequently the amounts relating to these shares are shown as common stock subscribed. As of January 22, 1996 all shares have been issued.

     In connection with the Private Placement, Technology Funding, Inc., a principal stockholder of the Company, exercised warrants to purchase 1,666,667 shares of the Company's Common Stock. The proceeds were used by the Company to repay the note payable to Technology Funding of $250,000. The shares underlying the warrants will not be issued until the Company completes its proposed recapitalization. Consequently, the amounts relating to these shares are shown as Common Stock subscribed.

     In connection with the Private Placement, ten year warrants to purchase 11,000,000 shares of the Common Stock at $.001 per share were issued to the following: 6,000,000 shares to the placement agent, 3,000,000 shares to legal counsel of the Company, 1,000,000 shares to a financial advisor to the Company, and 1,000,000 shares to directors of the Company.

     Also in connection with the Private Placement, ten year stock options to purchase 1,250,000 shares at $.15 per share were granted to an officer of the Company.

     In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 1996 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the full year.

C. PER SHARE INFORMATION

     Per share information is presented in the accompanying statements of operations based upon the weighted average number of common shares outstanding.

D. INCOME TAXES

     The Company has elected to adopt Financial Accounting Standards Board Statement No. 109. The implementation had no material impact on the Company's financial position or results of operations.


E. NOTE PAYABLE

     At March 31, 1996, the Company had a note payable to Medstone in the principal amount of $102,000. This note bears interest at a rate of 8% per annum, payable quarterly, is secured by the Company's assets and matures on April 1, 1996. In connection with the issuance of this note, the Company granted to Medstone warrants to purchase 680,000 shares of its Common Stock for an exercise price of $.15 per share. Per an oral agreement between the Company and Medstone, interest expense on the note was suspended in April 1995 due to prior considerations paid during the renegotiation of the unsecured debt in 1994. As of March 31, 1996, the Company and Medstone were working toward an agreement whereby Medstone would exercise its 680,000 warrants for gross proceeds of $102,000 and the Company would use these proceeds to repay the principal of the note in the amount of $102,000. On April 26, 1996, the Company and Medstone completed the agreement and Medstone received its shares due from the warrant exercise and the Company paid its note in full, receiving release of the lien held by Medstone on the Company's assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
- - -------

   The Company is a development stage company which is primarily engaged in the development of non-invasive automatic defibrillator devices to treat persons suffering from, or at high risk of, life threatening arrhythmias. The Company commenced operations in May 1991. Its operations to date have consisted primarily of organizational activities, research and development, FDA testing, and financing related activities. The Company has not generated any revenues to date and is not at a commercial stage where revenues are expected in the near future. At present, the Company does not have the Products, financing or government approvals necessary to commence marketing activities.


RESULTS OF OPERATIONS
- - ---------------------

   For the three months ended March 31, 1996, the Company had no revenues and a net loss of $217,937 compared to no revenues and a net loss of $206,318 for the three months ended March 31, 1995. The slightly increased net loss reflects increased expenditures as the Company continued its clinical trials. It is anticipated that the Company will continue to incur losses in coming periods. The rate of loss is expected to increase, subject to availability of capital to finance operating activities, as the Company contemplates further clinical trial expenses.

   Research and development expenses increased to $123,622 for the three months ended March 31, 1996, from $107,069 for the three months ended March 31, 1995, as the Company incurred a full quarter of clinical trial expenses in the more recent period.

   General and administrative expenses decreased to $107,728 for the three months ended March 31, 1996, from $116,669 for the three months ended March 31, 1995, due to the lower administrative expenses.

   Interest expense decreased to $0 for the three months ended March 31, 1996, from $2,040 for the three months ended March 31, 1995, as debt was repaid and suspension of interest expense was negotiated on the remaining debt.

   Interest income decreased to $13,613 for the three months ended March 31, 1996, from $20,080 in the same period in the prior year, due to the decrease in investable cash as a result of expenditures for operations.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

   At March 31, 1996, the Company had cash and cash equivalents and working capital of $956,171 and $770,649, respectively, as compared to cash and cash equivalents and working capital of $1,177,806 and $969,346, respectively, at December 31, 1995.

   The Company received cash contributions of $11,000 upon its initial share issuances to its founding shareholders in May 1991. During the period June 1991 through December 31, 1993, the Company received loans in the aggregate principal amounts of $510,000 and $250,000 from Medstone International, Inc. and Technology Funding, Inc. (principal shareholders of the Company), respectively. These loans were evidenced by promissory notes (the "Medstone Note" and the "Technology Funding Note"), which accrued interest at a rate of 8% per annum, payable quarterly, and which were secured by all of the Company's assets and were scheduled to mature on the earlier of April 1, 1995 or the closing of an initial public offering of the Company's Common Stock pursuant to an effective registration statement under the Securities Act of 1933. In connection with such borrowings, the Company issued to Medstone warrants to purchase 3,399,998 shares of Common Stock (the "Medstone Warrants") for an aggregate exercise price of $510,000, and to Technology Funding warrants to purchase 1,666,667 shares of Common Stock (the "Technology Funding Warrants") for an aggregate exercise price of $250,000.

   In January 1993, in conjunction with a private placement, the Company issued 3,000,000 shares, and warrants to purchase 3,000,000 shares, for an aggregate net proceeds of approximately $965,000. The proceeds from the private placement funded the Company's operations through October 1993. As of March 31, 1996, a total of 625,000 warrants issued in the private placement had been exercised for gross proceeds of $250,000. These warrants expired on January 31, 1996.

   In February 1994, the Company substantially curtailed operations due to lack of funds, and, in May 1994, unable to locate an immediate source for a working capital infusion, the Company temporarily ceased all activities except in connection with obtaining financing.

   In September 1994, the Company completed a private placement (the "Private Placement"), issuing 20,000,000 shares of Common Stock at $.15 per share for gross proceeds of $3,000,000. Net proceeds were approximately $2,205,000, after payment of commissions and expenses to A.R. Baron & Co., Inc., who acted as placement agent, and legal and other expenses related to the Private Placement. Shortly thereafter, the Company leased new premises, rehired certain of its employees and resumed its research and development activities.

   In connection with the Private Placement and concurrently with the closing thereof, (i) Medstone exercised the Medstone Warrants to the extent of 2,720,000 shares, (ii) the Company utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the $510,000 Medstone Note, (iii) the due date for the remaining principal balance on the Medstone Note ($102,000) was extended to April 1, 1996, (iv) Medstone retained its current lien on the assets of the Company until the balance of the Medstone Note was paid, (v) the expiration date for the remaining Medstone

Warrants to purchase 680,000 shares of Common Stock was changed to March 31, 1996, and (vi) all outstanding unsecured obligations owing by the Company to Medstone (approximately $175,000) were satisfied by Medstone subscribing for 1,800,000 shares of Common Stock and the Company agreeing to issue a ten year warrant to purchase 1,000,000 shares of Common Stock at $.001 per share. In April 1995, per an oral agreement between the Company and Medstone, interest expense on the note was suspended due to prior consideration paid during the renegotiation of the unsecured debt in 1994. The 2,720,000 shares underlying the warrants and the 1,800,000 shares for debt forgiveness were not issued in 1994 in accordance with an agreement between the Company and Medstone, but as of January 22, 1996 all shares have been issued. In addition, concurrently with the closing of the Private Placement, (i) Technology Funding exercised all of the 1,666,667 Technology Funding Warrants and (ii) the Company utilized the proceeds therefrom ($250,000) to pay the $250,000 Technology Funding Note. The shares underlying the warrants will not be issued until the Company completes its proposed recapitalization. Consequently, the amounts relating to these shares are shown as Common Stock subscribed.

   Also in connection with the Private Placement, the Company entered into agreements with each of Breslow & Walker, counsel of the Company, Howard Cooper, Chairman of the Board of the Company, and Fran Daniels, a financial consultant to the Company, to forego receipt of outstanding payables aggregating $126,000 until March 19, 1996. The Company paid Mr. Cooper as of April 15, 1996 and is currently negotiating extensions on the other amounts to arrive at mutually acceptable agreements.

   The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next 12 months, after which the Company will need additional financing. In this connection, the Company currently intends to seek to complete a public offering of its securities. However, there can be no assurance that such public offering can be consummated or that the Company will be able to obtain alternative financing.
In the event the Company is unable to obtain any such financing, the Company will be unable to complete the development of its Products or to continue as a going concern.

                             CARDIAC SCIENCE, INC.
                             ---------------------

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        None.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a) Exhibit 11 - Computation of Per Share Information.
        b) There were no reports on Form 8-K filed with the Commission during the quarter ended March 31, 1996.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                        CARDIAC SCIENCE, INC.
                        ---------------------




Date:   May 13, 1996    /s/  PRABODH MATHUR
      ----------------  ---------------------------------------
                        Prabodh Mathur
                        Acting President and Vice President,
                        Research and Development
                        (Principal financial and
                        accounting officer)