Form 10-Q
period 1996-06-30
CARDIAC SCIENCE INC
filed 1996-08-13
CIK 876188

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     JUNE 30, 1996
                              -----------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19567
                                               -------

                             CARDIAC SCIENCE, INC
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                33-0465681
- --------------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)


         8 HAMMOND DRIVE, SUITE 111, IRVINE, CALIFORNIA                 92718
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:     (714) 587-0357
                                                        ------------------

                                Not Applicable
- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X       No
                                                           -----       -----

The number of shares of the Common Stock of the registrant outstanding as of August 1, 1996 was 37,321,177.

                             CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements:

         Balance Sheets
             June 30, 1996 (Unaudited) and
             December 31, 1995                                              3

         Statements of Operations (Unaudited)
             Three and Six Months Ended June 30, 1996
             and 1995 and period from May 20, 1991
             (inception) to June 30, 1996                                   4

         Statement of Stockholders' Equity (Deficiency) (Unaudited)
             May 20, 1991 (inception) to June 30, 1996                      5

         Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 1996 and
             1995 and period from May 20, 1991 (inception) to
             June 30, 1996                                                  6

         Notes to Unaudited Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

                             CARDIAC SCIENCE, INC.
                             ---------------------
                         (A development stage company)

                                BALANCE SHEETS
                                --------------

                                    ASSETS
                                    ------

                                                                        JUNE 30,   DECEMBER 31,
                                                                          1996         1995
                                                                    ------------   ------------
Current assets:
  Cash and cash equivalents......................................   $    741,637   $  1,177,806
  Prepaid expenses...............................................          7,301         11,220
                                                                    ------------   ------------

    Total current assets.........................................        748,938      1,189,026

Equipment, at cost...............................................         70,286         70,286
  Less accumulated depreciation..................................        (39,189)       (32,809)
                                                                    ------------   ------------

  Equipment, net.................................................         31,097         37,477

Other assets.....................................................          4,012          4,012
                                                                    ------------   ------------
                                                                    $    784,047   $  1,230,515
                                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Accounts payable...............................................  $     112,213  $     164,447
  Accrued interest...............................................            ---         13,402
  Accrued expenses...............................................          4,216          4,216
  Accrued payroll................................................         45,397         37,615
                                                                    ------------   ------------

    Total current liabilities....................................        161,826        219,680

  Note payable to related party..................................            ---        102,000

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued or outstanding at June 30, 1996 or 1995.
  Common stock - $.001 par value:
    Authorized shares - 40,000,000
      Issued and outstanding shares 37,321,177
        in June 30, 1996 and 31,953,677 in December 31, 1995.....         37,177         31,905
      Common stock subscribed  - 1,666,667 in June 30, 1996
        and 6,186,667 in 1995....................................        250,000        924,134
  Additional paid-in capital.....................................      4,916,220      4,115,906
  Deficit accumulated during the development stage...............     (4,581,176)    (4,163,110)
                                                                    ------------   ------------
    Total stockholders' equity...................................        622,221        908,835
                                                                    ------------   ------------
                                                                    $    784,047   $  1,230,515
                                                                    ============   ============

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                               MAY 20, 1991
                                                            THREE MONTHS ENDED           SIX MONTHS ENDED      (INCEPTION) TO
                                                          JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                            1996          1995          1996          1995          1996
                                                        -----------   -----------   -----------   -----------   -----------
Costs and expenses:
Research and development..............................  $    98,446   $   124,288   $   222,068   $   231,357   $ 1,790,073
General and administrative............................      111,736       118,627       219,464       235,295     2,478,767
Interest expense......................................          ---           ---           ---         2,040       192,514
Interest income.......................................      (10,236)      (24,703)      (23,849)      (44,782)     (130,301)
                                                        -----------   -----------   -----------   -----------   -----------

  Total costs and expenses............................      199,946       218,212       417,683       423,910     4,331.053

Income taxes..........................................          183         1,600           383         2,220         5,123
                                                        -----------   -----------   -----------   -----------   -----------

Loss before extraordinary expense.....................     (200,129)     (219,812)     (418,066)     (426,130)   (4,336,176)
Extraordinary expense
  from extinguishment of debt.........................          ---           ---           ---           ---       245,000
                                                        -----------   -----------   -----------   -----------   -----------

Net loss..............................................  $  (200,129)  $  (219,812)  $  (418,066)  $  (426,130)  $(4,581,176)
                                                        ===========   ===========   ===========   ===========   ===========

Loss per share........................................  $      (.01)  $      (.01)  $      (.01)  $      (.01)
                                                        ===========   ===========   ===========   ===========
Number of shares used in the computation of
  loss per share......................................   38,987,844    37,969,677    38,597,844    37,967,011
                                                        ===========   ===========   ===========   ===========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   MAY 20, 1991 (INCEPTION) TO JUNE 30, 1996

                                              COMMON STOCK         COMMON STOCK SUBSCRIBED    ADDITIONAL
                                        -----------------------   -------------------------
                                         NUMBER OF                 NUMBER OF                   PAID-IN
                                          SHARES       AMOUNT       SHARES        AMOUNT       CAPITAL
                                        -----------  ----------   -----------  ------------  -----------
Issuance of common stock for
  cash on May 20, 1991................    6,927,448  $    6,927           ---  $        ---  $     4,073
Net loss..............................          ---         ---           ---           ---          ---
                                        -----------  ----------   -----------  ------------  -----------

Balance at December 31, 1991..........    6,927,448       6,927           ---           ---        4,073
Cancellation of common stock at
  $.0016 per share....................      (29,761)        (30)          ---           ---          (17)
Issuance of common stock for cash
  at $.03 per share...................       70,000          70           ---           ---        2,030
Issuance of common stock
  in lieu of payment of interest
  payable at $.15 per share...........      144,493         145           ---           ---       21,529
Issuance of common stock for
  services at $.38 per share..........       60,000          60           ---           ---       22,740
Issuance of common stock for
  services at $.4375 per share........       50,479          50           ---           ---       22,033
Issuance of common stock for
  services at $.898 per share.........       50,000          50           ---           ---       44,872
Issuance of common stock for
  services at $2.156 per share........        6,611           7           ---           ---       14,248
Common stock issuable.................          ---         ---           ---           ---      831,000
Net loss..............................          ---         ---           ---           ---          ---
                                        -----------  ----------   -----------  ------------  -----------

Balance at December 31, 1992..........    7,279,270       7,279           ---           ---      962,508
Issuance of common stock in lieu of
  payment of interest payable
  at $.40 per share...................      129,473         129           ---           ---       51,660
Issuance of common stock for cash
  at $.40 per share...................    3,000,000       3,000           ---           ---      130,889
Issuance of common stock for
  services at $.40 per share..........       72,699          73           ---           ---       29,007
Common stock warrants exercised
  at $.40 per share...................      625,000         625           ---           ---      249,375
Common stock options exercised
  at $.03 per share...................        6,667           7           ---           ---          193
Cancellation of common stock
  at $.0016 per share.................      (6,298)          (6)          ---           ---           (4)
Net loss..............................          ---         ---           ---           ---          ---
                                        -----------  ----------   -----------  ------------  -----------

Balance at December 31, 1993..........   11,106,811      11,107           ---           ---    1,423,628
Common stock warrants exercised
  at $.15 per share, net..............          ---         ---     4,386,667       654,134          ---
Common stock subscribed
  for debt forgiveness
  at $.15 per share...................          ---         ---     1,800,000       270,000          ---
Issuance of common stock
  for cash at $.15 per share, net.....   20,000,000      20,000           ---           ---    2,185,000
Issuance of common stock in lieu
  of payment of interest payable
  at $.15 per share...................      370,866         370           ---           ---       55,226
Issuance of common stock for
  services at $.40 per share..........      100,000         100           ---           ---       39,900
Common stock warrants
  exercised at $.40 per share.........      200,000         200           ---           ---       79,800
Warrants issued at $.001 per
  share for future services...........          ---         ---           ---           ---      149,000
Warrants issued at $.001 per
  share for debt extinguishment.......          ---         ---           ---           ---      150,000
Amortization of unearned
  compensation........................          ---         ---           ---           ---          ---
Net loss..............................          ---         ---           ---           ---          ---
                                        -----------  ----------   -----------  ------------  -----------

Balance at December 31, 1994..........   31,777,677      31,777     6,186,667       924,134    4,082,554
Issuance of common stock in lieu
  of payment of royalties at $.50
  per share...........................       60,000          60           ---           ---       29,940
Common stock options exercised........      116,000          68           ---           ---        3,412
Amortization of unearned
 compensation.........................          ---         ---           ---           ---          ---
Net loss..............................          ---         ---           ---           ---          ---
                                        -----------  ----------   -----------  ------------  -----------

Balance at December 31, 1995..........   31,953,677      31,905     6,186,667       924,134    4,115,906
Common stock options exercised........      130,000          35           ---           ---        1,015
Warrants exercised....................      717,500         717           ---           ---      129,685
Subscribed shares issued..............    4,520,000       4,520    (4,520,000)     (674,134)     669,614
Net loss..............................          ---         ---           ---           ---          ---
                                        -----------  ----------   -----------  ------------  -----------

Balance at June 30, 1996..............   37,321,177  $   37,177     1,666,667  $    250,000  $ 4,916,220
                                        ===========  ==========   ===========  ============  ===========

                                        ACCUMULATED     UNEARNED
                                          DEFICIT     COMPENSATION      TOTAL
                                        -----------   ------------   -----------
Issuance of common stock for
  cash on May 20, 1991................  $       ---   $        ---   $    11,000
Net loss..............................     (244,247)           ---      (244,247)
                                        -----------   ------------   -----------

Balance at December 31, 1991..........     (244,247)           ---      (233,247)
Cancellation of common stock at
  $.0016 per share....................          ---            ---           (47)
Issuance of common stock for cash
  at $.03 per share...................          ---            ---         2,100
Issuance of common stock
  in lieu of payment of interest
  payable at $.15 per share...........          ---            ---        21,674
Issuance of common stock for
  services at $.38 per share..........          ---            ---        22,800
Issuance of common stock for
  services at $.4375 per share........          ---            ---        22,083
Issuance of common stock for
  services at $.898 per share.........          ---            ---        44,922
Issuance of common stock for
  services at $2.156 per share........          ---            ---        14,255
Common stock issuable.................          ---                      831,000
Net loss..............................     (773,894)           ---      (773,894)
                                        -----------   ------------   -----------

Balance at December 31, 1992..........   (1,018,141)           ---       (48,354)
Issuance of common stock in lieu of
  payment of interest payable
  at $.40 per share...................          ---            ---        51,789
Issuance of common stock for cash
  at $.40 per share...................          ---            ---       133,889
Issuance of common stock for
  services at $.40 per share..........          ---            ---        29,080
Common stock warrants exercised
  at $.40 per share...................          ---            ---       250,000
Common stock options exercised
  at $.03 per share...................          ---            ---           200
Cancellation of common stock
  at $.0016 per share.................          ---            ---           (10)
Net loss..............................   (1,471,076)           ---    (1,471,076)
                                        -----------   ------------   -----------

Balance at December 31, 1993..........   (2,489,217)           ---    (1,054,482)
Common stock warrants exercised
  at $.15 per share, net..............          ---            ---       654,134
Common stock subscribed
  for debt forgiveness
  at $.15 per share...................          ---            ---       270,000
Issuance of common stock
  for cash at $.15 per share, net.....          ---            ---     2,205,000
Issuance of common stock in lieu
  of payment of interest payable
  at $.15 per share...................          ---            ---        55,596
Issuance of common stock for
  services at $.40 per share..........          ---            ---        40,000
Common stock warrants
  exercised at $.40 per share.........          ---            ---        80,000
Warrants issued at $.001 per
  share for future services...........          ---       (149,000)          ---
Warrants issued at $.001 per
  share for debt extinguishment.......          ---            ---       150,000
Amortization of unearned
  compensation........................          ---         45,154        45,154
Net loss..............................     (733,397)           ---      (733,397)
                                        -----------   ------------   -----------

Balance at December 31, 1994..........   (3,222,614)      (103,846)    1,712,005
Issuance of common stock in lieu
  of payment of royalties at $.50
  per share...........................          ---            ---        30,000
Common stock options exercised........          ---            ---         3,480
Amortization of unearned
 compensation.........................          ---        103,846       103,846
Net loss..............................     (940,496)           ---      (940,496)
                                        -----------   ------------   -----------

Balance at December 31, 1995..........   (4,163,110)           ---       908,835
Common stock options exercised........          ---            ---         1,050
Warrants exercised....................          ---            ---       130,402
Subscribed shares issued..............          ---            ---           ---
Net loss..............................     (418,066)           ---      (418,066)
                                        -----------   ------------   -----------

Balance at June 30, 1996..............  $(4,581,176)           ---   $   622,221
                                        ===========   ============   ===========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)

                                                                                   PERIOD FROM
                                                       SIX MONTHS    SIX MONTHS    MAY 20, 1991
                                                          ENDED         ENDED     (INCEPTION) TO
                                                        JUNE 30,      JUNE 30,       JUNE 30,
                                                          1996          1995           1996
                                                       -----------   -----------   ------------
Cash flows from operating activities:
  Net loss...........................................  $ (418,066)   $ (426,130)   $(4,581,176)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation.....................................       6,380         6,451         39,189
    Accounts payable converted to notes payable
      to related parties.............................         ---           ---        305,371
    Amortization of unearned compensation from
      issuance of warrants...........................         ---        77,884        149,000
    Non-cash extraordinary charge....................         ---           ---        245,000
    Changes in operating assets and liabilities:
    Prepaid expenses and other current assets........       3,919         4,963         (7,301)
    Accounts payable.................................     (52,234)      (27,484)       287,745
    Accrued payroll..................................       7,782         3,744         45,397
    Accrued interest.................................         ---        (2,404)       142,461
    Accrued expenses.................................         ---           ---          4,216
  Other, net.........................................         ---           ---         (4,012)
                                                       ----------    ----------    -----------
  Net cash used in operating activities..............    (452,219)     (362,976)    (3,374,110)

Cash flows from investing activities - purchase
  of equipment.......................................         ---        (6,668)       (70,286)
                                                       ----------    ----------    -----------

Cash flows from financing activities:
Proceeds from notes payable to related parties.......         ---           ---        450,000
Payments of notes payable to related parties.........         ---           ---       (450,000)
Proceeds from advance from related party.............         ---           ---         10,600
Payments of advance from related party...............         ---           ---        (10,600)
Proceeds from issuance of Common Stock...............      16,050           480      4,186,033
                                                       ----------    ----------    -----------

  Net cash provided by financing activities..........      16,050           480      4,186,033
                                                       ----------    ----------    -----------

Net increase (decrease) in cash and equivalents......    (436,169)     (369,164)       741,637
                                                       ----------    ----------    -----------

Cash and equivalents at beginning of period..........   1,177,806     1,950,641              0
                                                       ----------    ----------    -----------
Cash and equivalents at end of period................  $  741,637    $1,581,477    $   741,637
                                                       ==========    ==========    ===========

Supplemental cash flow disclosures:
Cash paid during the period for:
  Income taxes.......................................  $      383    $    2,220    $     4,940
  Interest...........................................         ---    $    4,444    $    44,851
Supplemental schedule of noncash investing
  and financing activities:
  Accounts payable and accrued interest paid
    by issuance of Common Stock......................  $   13,402    $      ---    $   519,564

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

A.   ORGANIZATION AND OPERATIONS OF THE COMPANY

     Cardiac Science, Inc. (the Company) was incorporated on May 20, 1991 to develop, manufacture and market a family of non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products")
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

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Continued Existence
     ---------------------------------------------

     The Company is in the development stage. From May 20, 1991 (inception) through June 30, 1996 the Company has not generated any operating revenues and has incurred losses of $4,581,176. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

     In September 1994, the Company completed a private placement offering (the "Private Placement) of 20,000,000 shares of Common Stock at $.15 per share for gross proceeds of $3,000,000. Proceeds of $2,205,000, net of issuance costs of $795,000, were used to reduce trade payables and to provide working capital to resume operations which had temporarily ceased.

     In connection with the Private Placement, Medstone International, Inc. exercised warrants to purchase 2,720,000 shares of the Company's Common Stock. The proceeds of $408,000 were used to pay down a portion of the notes payable to Medstone. The due date for the remaining principal balance of $102,000 was extended to April 1, 1996. The expiration date for the remaining warrants was changed to March 31, 1996. In addition, Medstone subscribed for 1,800,000 shares of the Company's Common Stock and the Company issued a ten year warrant to purchase 1,000,000 shares at $.001 per share in exchange for unsecured obligations of approximately $175,000. The difference between the value of the stock and warrant issued, $270,000 and $150,000, respectively, and the extinguished debt of $175,000 or $245,000 was treated as an extraordinary expense. The 2,720,000 shares underlying the warrants and the 1,800,000 shares for debt forgiveness were not issued at the time of the Private Placement in accordance with an agreement between the Company and Medstone. Consequently the amounts relating to these shares had been shown as common stock subscribed. As of January 22, 1996 all shares have been issued.

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

     In April 1996, Medstone exercised warrants to purchase 680,000 shares of the Company's Common Stock. These warrants had been issued in connection with the original loan agreements dated April 28, 1992, a portion of which had been exercised at the time of the September 1994 Private Placement. Proceeds of $102,000 were used to pay down the remainder of the note payable to Medstone.

C.   PER SHARE INFORMATION

     Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding and subscribed. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

D.    INCOME TAXES

      The Company has elected to adopt Financial Accounting Standards Board Statement No. 109. The implementation had no material impact on the Company's financial position or results of operations.

E.    NOTE PAYABLE

      At March 31, 1996 the Company had a note payable to Medstone in the principal amount of $102,000. On April 1, 1996, Medstone exercised its warrants to purchase 680,000 shares of the Company's Common Stock at $.15 per share. The gross proceeds of $102,000 were used to pay off the outstanding balance of the note payable to Medstone, which then released its lien on the Company's assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The Company is a development stage company which is primarily engaged in the development of non-invasive automatic defibrillator devices to treat persons suffering from or at high risk of, life threatening arrhythmias. The Company commenced operations in May 1991. Its operations to date have consisted primarily of organizational activities, research and development, FDA testing, and financing related activities. The Company has not generated any revenues to date and is not at a commercial stage where revenues are expected in the near future. At present, the Company does not have the Products, financing or government approvals necessary to commence marketing activities.

RESULTS OF OPERATIONS
- ---------------------

    For the three and six months ended June 30, 1996, the Company had no revenues and a net loss of $200,129 and $418,066, respectively, compared to no revenues and a net loss of $219,812 and $426,130, respectively, for the three and six months ended June 30, 1995. The comparable net losses reflects a stabilized expenditure level as the Company continues its clinical efforts. It is anticipated that the Company will continue to incur losses in coming periods.

    Research and development expenses decreased to $98,446 and $222,068, respectively, for the three and six months ended June 30, 1996, from $124,288 and $231,357, respectively, for the three and six months ended June 30, 1995, respectively, due to lower development expenditures as the Company narrows its product focus as clinical trials continue.

    General and administrative expenses decreased to $111,736 and $219,464, respectively, for the three and six months ended June 30, 1996, compared to $118,627 and $235,295, respectively, for the three and six months ended June 30, 1995, due to slightly lower administration activity.

    Interest expense decreased to $0 and $0, respectively, for the three and six months ended June 30, 1996, compared to $0 and $2,040, respectively, for the three months and six ended June 30, 1994, as borrowing levels declined and the Company negotiated a suspension of interest expense from Medstone for past considerations. The remaining indebtedness was repaid in April 1996.

    Interest income decreased to $10,236 and $23,894, respectively, for the three and six months ended June 30, 1996, from $24,703 and $44,782, respectively, for the three and six months ended June 30, 1995, due to the decrease in investable cash as a result of expenditures for operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    At June 30, 1996, the Company had cash and cash equivalents and working capital of $741,637 and $587,112, respectively, as compared to cash and cash equivalents and working capital of $1,177,806 and $969,346 at December 31, 1995, respectively.

    The Company received cash contributions of $11,000 upon its initial share issuances to its founding shareholders in May 1991. During the period June 1991 through December 31, 1993, the Company received loans in the aggregate principal amounts of $510,000 and $250,000 from Medstone International, Inc. and Technology Funding, Inc., (principal shareholders of the Company), respectively. These loans were evidenced by promissory notes, (the "Medstone Note" and the "Technology Funding Note"), which accrued interest at a rate of 8% per annum, payable quarterly, and which were secured by all of the Company's assets and were scheduled to mature on the earlier of April 1, 1995 or the closing of an initial public offering of the Company's Common Stock pursuant to an effective registration statement under the Securities Act of 1933. In connection with such borrowings, the Company issued to Medstone warrants to purchase 3,399,998 shares of Common Stock, (the "Medstone Warrants") for an aggregate exercise price of $510,000, and to Technology Funding warrants to purchase 1,666,667 shares of Common Stock (the "Technology Funding Warrants") for an aggregate exercise price of $250,000.

    In January 1993, in conjunction with a private placement, the Company issued 3,000,000 shares, and warrants to purchase 3,000,000 shares of common stock, for an aggregate net proceeds of approximately $965,000. The proceeds from the private placement funded the Company's operations through October 1993. As of December 31, 1995, a total of 825,000 warrants issued in the private placement had been exercised for gross proceeds of $330,000. From January 1996 through June 30, 1996 an additional 37,500 warrants were exercised for gross proceeds of $15,000 and the remaining 2,137,500 warrants expired.

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

    In connection with the Private Placement and concurrently with the closing thereof, (i) Medstone exercised the Medstone Warrants to the extent of 2,720,000 shares, (ii) the Company utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the $510,000 Medstone Note, (iii) the due date for the remaining principal balance on the Medstone Note ($102,000) was extended to April 1, 1996, (iv) Medstone retained its current lien on the assets of the Company until the balance of the Medstone Note is paid, (v) the expiration date for the remaining Medstone Warrants to purchase 680,000 shares of Common Stock was changed to March 31, 1996, and (vi) all outstanding unsecured obligations owing by the Company to Medstone (approximately $175,000) were satisfied by Medstone subscribing for 1,800,000 shares of Common Stock and the Company agreeing to issue a ten year warrant to purchase 1,000,000 shares of Common Stock at $.001 per share. In April 1995, per an oral agreement between the Company and Medstone, interest expense on the note was suspended due to prior consideration paid during the renegotiation of the unsecured debt in 1994. The 2,720,000 shares underlying the warrants and the 1,800,000 shares for debt forgiveness were not issued in 1994 in accordance with an agreement between the Company and Medstone, but as of January 22, 1996 all shares have been issued. In addition, concurrently with the closing of the Private Placement, (i) Technology Funding exercised all of the 1,666,667 Technology Funding Warrants and (ii) the Company utilized the proceeds therefrom ($250,000) to pay the $250,000 Technology Funding Note. The shares underlying the warrants will not be issued until the Company completes its proposed recapitalization. Consequently, the amounts relating to these shares are shown as Common Stock subscribed.

    Also in connection with the Private Placement, the Company entered into agreements with each of Breslow & Walker, counsel of the Company, Howard Cooper, former Chairman, and Fran Daniels, a financial consultant, to forego receipt of outstanding payables aggregating $126,000 until the earlier of the next public offering of the Company or March 19, 1996. The Company paid Howard Cooper the outstanding payable of $30,000 in April 1996. The other two parties have verbally agreed to accept payment of the remaining $96,000 in payables after the completion of the next financing.

    The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next 12 months, after which the Company will need additional financing. In this connection, the Company currently intends to seek to complete equity financing in the form of a private placement or public offering of its securities. However, there can be no assurance that such public offering can be consummated or that the Company will be able to obtain alternative financing. In the event the Company is unable to obtain any such financing, the Company will be unable to complete the development of its Products or to continue as a going concern.

                             CARDIAC SCIENCE, INC.
                             ---------------------

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibit 11 - Computation of Per Share Information.
         b) There were no reports on Form 8-K filed with the Commission during the quarter ended June 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   CARDIAC SCIENCE, INC.
                                   ---------------------






Date:  August 10, 1996             /s/ Prabodh Mathur
                                   --------------------------------------------
                                   Prabodh Mathur
                                   Acting President and Vice President,
                                   Research and Development
                                   (Principal financial and
                                   accounting officer)