Form 10-Q
period 1996-09-30
CARDIAC SCIENCE INC
filed 1996-11-14
CIK 876188

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19567
                                               -------

                               CARDIAC SCIENCE, INC.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                       33-0465681
--------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S.Employer
     incorporation or organization)                 Identification No.)


           8 HAMMOND DRIVE, SUITE 111, IRVINE, CALIFORNIA      92718
--------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (714) 587-0357

                                Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes X    No
                                                     ---      ---
The number of shares of the Common Stock of the registrant outstanding as of November 8, 1996 was 37,321,177.

                             CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                        PAGE NO.
                                                                        --------
Item 1. Financial Statements:


        Balance Sheets
           September 30, 1996 (Unaudited) and
           December 31, 1995........................................        3

        Statements of Operations (Unaudited)
           Three and Nine Months Ended September 30, 1996
           and 1995 and period from May 20, 1991
           (inception) to September 30, 1996........................        4

        Statement of Stockholders' Equity (Deficiency) (Unaudited)
           May 20, 1991 (inception) to September 30, 1996...........        5

        Statements of Cash Flows (Unaudited)
           Nine Months Ended September 30, 1996 and
           1995 and period from May 20, 1991 (inception) to
           September 30, 1996.......................................        6

        Notes to Unaudited Financial Statements                             7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................       10


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1. Legal Proceedings...........................................       13

Item 2. Changes in Securities.......................................       13

Item 3. Defaults Upon Senior Securities.............................       13

Item 4. Submission of Matters to a Vote of Security Holders.........       13

Item 5. Other Information...........................................       13

Item 6. Exhibits and Reports on Form 8-K............................       13

Signatures                                                                 14

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                                 BALANCE SHEET
                                 -------------




                                                                 September 30,   December 31,
                                                                    1996            1995
                                                                 -------------   ------------
                                                                  (Unaudited)

                                 ASSETS
                                 ------
Current assets:
 Cash and cash equivalents....................................   $     600,184   $  1,177,806
 Prepaid expenses.............................................           9,877         11,220
                                                                 -------------   ------------
   Total current assets.......................................         610,061      1,189,026
Equipment, at cost............................................          70,286         70,286
 Less accumulated depreciation................................         (42,414)       (32,809)
                                                                 -------------   ------------
 Equipment, net...............................................          27,872         37,477
Other assets..................................................           4,012          4,012
                                                                 -------------   ------------
                                                                 $     641,945   $  1,230,515
                                                                 =============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Accounts payable............................................    $     111,710   $    164,447
 Accrued interest............................................              --          13,402
 Accrued expenses............................................            4,216          4,216
 Accrued payroll.............................................           65,499         37,615
                                                                 -------------   ------------
         Total current liabilities...........................          181,425        219,680
 Note payable to related party...............................              --         102,000
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized, none issued or outstanding at September 30, 1996 or 1995
 Common stock - $.001 par value:
  Authorized shares - 40,000,000
    Issued and outstanding shares 37,321,177
     in September 30, 1996 and 31,953,677 in December 31, 1995          37,273         31,905
    Common stock subscribed - 1,666,667 in September 30, 1996
     and 6,186,667 in 1995...................................          250,000        924,134
  Additional paid-in capital.................................        4,918,975      4,115,906
  Deficit accumulated during the development stage...........       (4,745,728)    (4,163,110)
                                                                 -------------   ------------
       Total stockholders' equity............................          460,520        908,835
                                                                 -------------   ------------
                                                                 $     641,945   $  1,230,515
                                                                 =============   ============

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)


                           STATEMENTS OF OPERATIONS
                                  (unaudited)




                                                                                                                   MAY 20, 1991
                                                           THREE MONTHS ENDED            NINE MONTHS ENDED        (INCEPTION) TO
                                                      SEPT. 30,       SEPT. 30,      SEPT. 30,      SEPT. 30,        SEPT. 30,
                                                        1996            1995           1996           1995            1996
                                                    ------------    ------------   ------------   ------------   ------------

Costs and expenses:
Research and development......................      $     97,860    $    150,553   $    319,928   $    381,911   $  1,887,933
General and administrative....................            74,526         121,550        293,990        356,845      2,553,293
Interest expense..............................               --              --             --           2,040        192,514
Interest income...............................            (8,248)        (21,148)       (32,097)       (65,931)      (138,549)
                                                    ------------    ------------   -------------  ------------   ------------
Total costs and expenses......................           164,138         250,955       (581,821)       674,865      4,495,191
Income taxes..................................               414             --             797          2,220          5,537
                                                    ------------    ------------   ------------   ------------   ------------
Loss before extraordinary expense.............          (164,552)       (250,955)      (582,618)      (677,085)    (4,500,728)

Extraordinary expense from
    extinguishment of debt....................               --              --             --             --         245,000
                                                    ------------    ------------   ------------   ------------   ------------
Net loss......................................      $   (164,552)   $   (250,955)  $   (582,618)  $   (677,085)  $ (4,745,728)
                                                    ============    ============   ============   ============   ============
Loss per share................................      $       (.00)   $       (.01)  $       (.02)  $       (.02)
                                                    ============    ============   ============   ============

Number of shares used in the computation of
loss per share................................        38,987,844      38,080,344     38,727,843     38,004,788
                                                    ============    ============   ============   ============




                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                May 20, 1991 (inception) to September 30, 1996

                                    COMMON STOCK    COMMON STOCK SUBSCRIBED
                                  ---------------  -------------------------     ADDITIONAL
                                  NUMBER OF              NUMBER OF                 PAID-IN   ACCUMULATED    UNEARNED
                                   SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     DEFICIT    COMPENSATION     TOTAL
                                 ----------  ----------  ----------  ----------  ----------  -----------  ------------  ----------
Issuance of common stock for
  cash on May 20, 1991........    6,927,448  $    6,927         --   $       --  $    4,073  $       --   $        --   $   11,000
Net loss......................          --          --          --           --         --      (244,247)          --     (244,247)
                                 ----------  ----------  ----------  ----------- ----------  -----------  ------------  ----------

Balance at December 31, 1991.     6,927,448       6,927         --           --       4,073     (244,247)          --     (233,247)
Cancellation of common stock
 at $.0016 per share..........      (29,761)        (30)        --           --         (17)         --            --          (47)
Issuance of common stock for
 cash at $.03 per share.......       70,000          70         --           --       2,030          --            --        2,100
Issuance of common stock
 in lieu of payment of
 interest  payable at $.15
 per share....................      144,493         145         --           --      21,529          --            --       21,674
Issuance of common stock for
 services
    at $.38 per share.........       60,000          60         --           --      22,740          --            --       22,800
Issuance of common stock for
 services at $.4375 per share.       50,479          50         --           --      22,033          --            --       22,083
Issuance of common stock for
 services at $.898 per share..       50,000          50         --           --      44,872          --            --       44,922
Issuance of common stock for
 services at $2.156 per share.        6,611           7         --           --      14,248          --            --       14,255
Common stock issuable.........          --          --          --           --     831,000          --                    831,000
Net loss......................          --          --          --           --         --      (773,894)          --     (773,894)
                                 ----------  ----------  ----------  ----------- ----------  -----------  ------------  ----------

Balance at December 31, 1992..    7,279,270       7,279         --           --     962,508   (1,018,141)          --     (48,354)
Issuance of common stock in
 lieu of payment of interest
 payable at $.40 per share....      129,473         129         --           --      51,660          --            --       51,789
Issuance of common stock for
 cash at $.40 per share.......    3,000,000       3,000         --           --     130,889          --            --      133,889
Issuance of common stock for
 services at $.40 per share...       72,699          73         --           --      29,007          --            --       29,080
Common stock warrants
 exercised at $.40 per share..      625,000         625         --           --     249,375          --            --      250,000
Common stock options
 exercised at $.03 per share..        6,667           7         --           --         193          --            --          200
Cancellation of common stock
 at $.0016 per share..........       (6,298)         (6)        --           --          (4)         --            --          (10)
Net loss......................          --          --          --           --         --    (1,471,076)          --   (1,471,076)
                                 ----------  ----------  ----------  ----------- ----------  -----------  ------------  ----------

Balance at December 31, 1993..   11,106,811      11,107         --           --   1,423,628   (2,489,217)          --   (1,054,482)
Common stock warrants
 exercised at $.15 per share,
 net..........................          --          --    4,386,667      654,134        --           --            --      654,134
Common stock subscribed for
 debt forgiveness at $.15 per
 share........................          --          --    1,800,000      270,000        --           --            --      270,000
Issuance of common stock
 for cash at $.15 per
 share, net...................   20,000,000      20,000         --          --    2,185,000          --            --    2,205,000
Issuance of common stock in
 lieu of payment of interest
 payable at $.15 per share....      370,866         370         --          --       55,226          --            --       55,596
Issuance of common stock for
 services at $.40 per
 share........................      100,000         100         --          --       39,900          --            --       40,000
Common stock warrants
 exercised at $.40 per
 share........................      200,000         200         --          --       79,800          --            --       80,000
Warrants issued at $.001 per
 share for future services              --          --          --          --      149,000          --       (149,000)        --
Warrants issued at $.001 per
 share for debt
 extinguishment...............          --          --          --          --      150,000          --            --      150,000
Amortization of unearned
 compensation.................          --          --          --          --          --           --         45,154      45,154
Net loss......................          --          --          --          --          --      (733,397)          --     (733,397)
                                 ----------  ----------  ----------  ----------- ----------  -----------  ------------  ----------

Balance at December 31, 1994..   31,777,677      31,777   6,186,667      924,134  4,082,554   (3,222,614)     (103,846)  1,712,005
Issuance of common stock in
 lieu of payment of royalties
 at $.50 per share............       60,000          60         --           --      29,940           --           --       30,000
Common stock options
 exercised....................      116,000          68         --           --       3,412           --           --        3,480
Amortization of unearned
 compensation.................          --          --          --           --         --            --       103,846     103,846
Net loss......................          --          --          --           --         --      (940,496)          --     (940,496)
                                 ----------  ----------  ----------  ----------- ----------  -----------  ------------  ----------

Balance at December 31, 1995..   31,953,677      31,905   6,186,667      924,134  4,115,906   (4,163,110)          --      908,835
Common stock options
 exercised....................      130,000         131         --           --       3,770          --            --        3,901
    ---          3,901
Warrants exercised............      717,500         717         --           --     129,685          --            --      130,402
Subscribed shares issued......    4,520,000       4,520  (4,520,000)    (674,134)   669,614          --            --          --
Net loss......................          --          --          --           --         --      (582,618)          --     (582,618)
                                 ----------  ----------  ----------  ----------- ----------  -----------  ------------  ----------

Balance at September 30, 1996    37,321,177  $   37,273   1,666,667  $   250,000 $4,918,975  $(4,745,728) $        --   $  460,520
                                 ==========  ==========  ==========  =========== ==========  ===========  ============  ==========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                           STATEMENTS OF CASH FLOWS

                                                                                              PERIOD FROM
                                                        NINE MONTHS        NINE MONTHS        MAY 20, 1991
                                                           ENDED              ENDED          (INCEPTION) TO
                                                        SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                           1996                1995               1996
                                                        -------------      -------------      -------------
Cash flows from operating activities:
 Net loss............................................   $    (582,618)     $    (677,085)     $  (4,745,728)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
 Depreciation........................................           9,605              9,870             42,414
 Accounts payable converted to notes payable
  to related parties.................................             --                 --             305,371
 Amortization of unearned compensation
  from issuance of warrants..........................             --             103,846            149,000
  Non-cash extraordinary charge......................             --                 --             245,000
  Changes in operating assets and liabilities:
  Prepaid expenses and other current assets..........           1,343             (6,174)            (9,877)
  Accounts Payable...................................         (52,737)           (23,380)           287,242
  Accrued payroll....................................          27,884             14,628             65,499
  Accrued interest...................................             --              (2,404)           142,461
  Accured expenses...................................             --                 --               4,216
Other, net...........................................             --                 --              (4,012)
                                                        -------------      -------------      -------------
Net cash used in operating activities................        (596,523)          (580,472)        (3,518,414)


Cash flows from investing activities - purchase
of equipment.........................................             --              (9,253)           (70,286)
                                                        -------------      -------------      -------------
Cash flows from financing activities:
  Proceeds from notes payable to related parties.....             --                 --             450,000
  Payment of notes payable to related parties........             --                 --            (450,000)
  Proceeds of advance from related party.............             --                 --              10,600
  Payment of advance from related party..............             --                 --             (10,600)
  Proceeds from issuance of Common Stock.............          18,901              3,480          4,188,884
                                                        -------------      -------------      -------------

 Net cash provided by financing activities...........          18,901              3,480          4,188,884
                                                        -------------      -------------      -------------

Net increase (decrease) in cash and equivalents......        (577,622)          (586,472)           600,184
Cash and equivalents at beginning of period..........       1,177,806          1,950,641                  0
                                                        -------------      -------------      -------------
Cash and equivalents at end of period................   $     600,184      $   1,364,169      $     600,184
                                                        =============      =============      =============
Supplemental cash flow disclosures:
 Cash paid during the period for:
  Income taxes.......................................   $         797      $       2,220      $       5,354
  Interest...........................................   $         --       $       4,444      $      44,851

Supplemental schedule of  noncash investing
  and financing activities:
   Accounts payable and accrued interest paid
   by issuance of Common Stock......................    $      13,402      $         --       $     519,564

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1996

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation and Continued Existence
   ---------------------------------------------

   The Company is in the development stage. From May 20, 1991 (inception) through September 30, 1996 the Company has not generated any operating revenues and has incurred losses of $4,745,728. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

    For the three and nine months ended September 30, 1996, the Company had no revenues and a net loss of $164,552 and $582,618, respectively, compared to no operating revenues and a net loss of $250,955 and $677,085, respectively, for the three and nine months ended September 30, 1995. The lower net losses reflects a reduced research expenditure level as the Company prepares for a new FDA filing. It is anticipated that the Company will continue to incur losses in coming periods.

    Research and development expenses decreased to $97,860 and $319,928, respectively, for the three and nine months ended September 30, 1996, from $150,553 and $581,911, respectively, for the three and nine months ended September 30, 1995, respectively, due to lower development expenditures as the Company narrows its product focus.

    General and administrative expenses decreased to $74,526 and $293,990, respectively, for the three and nine months ended September 30, 1996, compared to $121,550 and $356,845, respectively, for the three and nine months ended September 30, 1995, due to lower administration activity.

    Interest expense decreased to $0 and $0, respectively, for the three and nine months ended September 30, 1996, compared to $0 and $2,040, respectively, for the three months and nine ended September 30, 1995, as the Company no longer has debt and had negotiated a suspension of interest expense from Medstone for past considerations. The remaining indebtedness was repaid in April 1996.

    Interest income decreased to $8,248 and $32,097, respectively, for the three and nine months ended September 30, 1996, from $21,148 and $65,931, respectively, for the three and nine months ended September 30, 1995, due to the decrease in investable cash as a result of expenditures for continuation of operations.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    At September 30, 1996, the Company had cash and cash equivalents and working capital of $600,184 and $428,636, respectively, as compared to cash and cash equivalents and working capital of $1,177,806 and $969,346 at December 31, 1995, respectively.

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

    The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next 12 months, after which the Company will need additional financing. In this connection, the Company is seeking to find an underwriter or placement agent to conduct an equity financing in the form of a private placement or public offering of its securities. However, there can be no assurance that any such financing can be consummated or that the Company will be able to obtain alternative financing. In the event the Company is unable to obtain any such financing, the Company will be unable to complete the development of its Products or to continue as a going concern.

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibit 11 - Computation of Per Share Information.
            Exhibit 27 - Financial Data Schedule.
         b) There were no reports on Form 8-K filed with the Commission during the quarter ended September 30, 1996.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                            CARDIAC SCIENCE, INC.
                            ---------------------
                            A Delaware Corporation






Date: November 13, 1996     /s/ PRABODH MATHUR
                            ------------------------------------------
                            Prabodh Mathur
                            Acting President and Vice President,
                            Research and Development
                            (Principal financial and
                            accounting officer)