Form 10-K405
period 1996-12-31
CARDIAC SCIENCE INC
filed 1997-04-15
CIK 876188

               =================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM ___________________________ TO
     _________________________

                        COMMISSION FILE NUMBER 0-19567

                             CARDIAC SCIENCE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     33-0465681
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

             8 HAMMOND DRIVE, SUITE 111, IRVINE, CALIFORNIA 92618
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (714) 587-0357

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $6,531,057, based on the average closing price as quoted on the NASD Electronic Bulletin Board on March 11, 1997.

   The number of shares of the Registrant's Common Stock outstanding as of March 24, 1997 was 37,471,177.

                    =======================================

                               TABLE OF CONTENTS

                                                                     Page
                        Item Number and Caption                     Number
                        -----------------------                     ------
PART I

  Item 1.       Business...........................................    3
  Item 2.       Properties.........................................   13
  Item 3.       Legal Proceedings..................................   13
  Item 4.       Submission of Matters to a Vote of Security Holders   13


PART II

  Item 5.       Market for Registrant's Common Equity
                and Related Stockholder Matters....................   14
  Item 6.       Selected Financial Data............................   15
  Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations................   16
  Item 8.       Financial Statements and Supplementary Data........   18
  Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................   18


PART III

  Item 10.      Directors and Executive Officers of the Registrant.   33
  Item 11.      Executive Compensation.............................   34
  Item 12.      Security Ownership of Certain Beneficial
                Owners and Management..............................   37
  Item 13.      Certain Relationships and Related Transactions.....   39


PART IV

  Item 14.      Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K............................   41

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Cardiac Science, Inc. ("Cardiac Science" or the "Company") is a development stage company engaged in the development of a line of non-surgical, non-invasive automatic external cardioverter defibrillator ("AECD") devices (the "Products") to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest.

     Cardiac arrest is the single largest cause of death in the United States and Europe. It is estimated to strike approximately 1.5 million Americans yearly and more than double that worldwide, a third of whom die. The number of persons at least temporarily at risk of life-threatening arrhythmias and cardiac arrest includes hospitalized patients with symptoms that could indicate a heart attack, heart attack survivors, those diagnosed with severe forms of heart disease, persons suffering from congestive heart failure, heart transplant patients, and patients whose surgery or treatment increases the risk of cardiac arrest.

     Current modalities for treating life-threatening arrhythmias include drug therapies, automatic implantable cardioverter defibrillators ("ICDs"), which require surgical procedures and are suited for patients with long-term risk of arrhythmias, and existing external cardioverter defibrillators, which require human intervention to analyze and interpret the patient's cardiac activity and/or administer the shock.

     The Company's Products are designed to obviate the need for human intervention. The Products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via electrodes attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm.

     There are four AECD devices under development by the Company: (i) the Powerheart(R) bedside model for in-hospital use; (ii) a Powerheart(R) portable model, which can be attached to an intravenous pole and transported within the hospital; (iii) a light-weight, ambulatory vest model which can be worn continuously by at-risk patients; and (iv) a public access defibrillator which can be used by non-technical individuals outside of the hospital environment.
To date, the Powerheart has been tested, under an approved Investigational Device Exemption ("IDE") granted by the United States Food and Drug Administration (the "FDA"), on over 140 patients at a number of recognized medical centers in the United States. It has accurately detected and evaluated normal heart rhythm and ventricular tachyarrhythmias in these patients and has responded by delivering defibrillation shocks in an average response time of 21 seconds with no observed adverse effects. On February 26, 1997 the Company submitted a 510(k) pre-market notification to the FDA for the bedside model for in-hospital use in the United States. There can be no assurance that a 510(k) clearance will be allowed or that the Company will not be required to undertake significantly more rigorous testing procedures, which could take years to
complete.  (See "Governmental Regulations.")   The Company has received approval
from competent regulatory authorities, including the FDA, to allow it to export its Powerheart(R) bedside model to certain international countries. (See "Marketing and Sales -Current Status of Marketing and Sales.")

     The Company's primary objective is to pioneer the commercialization of AECD devices to successfully treat arrhythmias and cardiac arrest. The Company believes that the Products will be ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological
advantages in the development of AECD devices.   The Company has been issued one
patent, and has one additional patent under exclusive license relating to its AECD technology.

     Since its incorporation in May 1991, the Company has devoted substantially all of its resources to research and development activities. From its incorporation to December 31, 1996, the Company accumulated a deficit of approximately $4.96 million. To date, the Company has not generated revenues. The Company expects to incur additional losses at least until the Powerheart AECD is in production.

     The Company's offices are located at 8 Hammond Drive, Suite 111, Irvine, California 92618 and the telephone number is (714) 587-0357.


CARDIAC ARREST, LIFE-THREATENING ARRHYTHMIAS AND THEIR TREATMENTS

     Cardiac arrest is the loss of effective pumping action of the heart caused by life-threatening arrhythmias. It results in the abrupt cessation of circulation of blood to the vital organs and, without rapid resuscitation, leads to death.

     Arrhythmias are caused by disturbances in the electrical conduction mechanism of the heart, and usually occur in persons suffering from various forms of heart disease. The most common life-threatening arrhythmias are ventricular tachycardia and ventricular fibrillation. Ventricular tachycardia, in which electrical disturbances cause a dangerously fast heart rate, is often the precursor to ventricular fibrillation, which is a rapid, chaotic contraction of the heart that causes the heart to quiver. In ventricular fibrillation, the electrical activity of the heart is completely disorganized and ineffectual, producing no pulse or blood pressure. Ventricular fibrillation can be fatal within minutes unless it is interrupted and a normal heart rhythm is quickly restored.

     The procedure for terminating life-threatening arrhythmias is known as defibrillation. Defibrillation is achieved by the application of an electric shock to the heart which synchronizes the heart's electrical activity and causes the normal rhythm of the heart to be restored. Early defibrillation is the single most important factor in reviving patients in cardiac arrest. In the case of ventricular fibrillation, there is approximately a 10% decline in a patient's chance of survival with each passing minute. Defibrillation delayed much longer than 10 to 12 minutes yields a virtual zero probability of survival. The following graph from the Textbook of Advanced Cardiac Life Support, published by the American Heart Association in 1994, illustrates the percentage resuscitation rate after administration of defibrillation within the first ten minutes following the onset of ventricular fibrillation:

                  Figure 1: RESUSCITATION SUCCESS VERSUS TIME

     Persons who have survived heart attacks, have been diagnosed as having certain forms of heart disease or who have undergone major heart surgery have higher risks of suffering cardiac arrest. Physicians may attempt to treat such persons with costly drug therapies to eliminate or control the occurrences of arrhythmias. However, a substantial number of patients are resistant to such drugs. Patients who respond to drug therapies, despite the reduced occurrence of heart attacks, generally remain at relatively high risk of death from cardiac arrest.

     Implantable cardiovascular defibrillator ("ICD") devices, which are both automatic and ambulatory, have been developed and are approved for sale by the FDA for patients who have been diagnosed as high risk for cardiac arrest. An ICD device is a complex electronic instrument, consisting of a heart monitor and defibrillator module, which is implanted in the abdominal cavity or chest with electrodes attached directly to the heart. When the monitor detects a dangerous arrhythmia that satisfies the detection algorithm criteria designed into the device, the defibrillator delivers an electrical charge through the heart that provides nearly instantaneous reversion to normal heart rhythm. After battery depletion, ICDs must be explanted and a new device implanted in the patient.

     Non-surgical external defibrillators are widely used to treat patients in cardiac arrest. One type of device is the manual defibrillator, for which a highly-skilled human operator (i.e., a physician or paramedic) must analyze and interpret the patient's electrocardiogram (ECG) data to determine if defibrillation is required and, if necessary, manually administer an electrical shock. Recently, more sophisticated external defibrillators have been developed which perform the analysis of the patient's heart rhythm and, if it is determined that the patient is in cardiac arrest, advise the operator to administer the shock. The common denominator among these existing devices is that they require the presence of a human operator (frequently a highly skilled one) to administer the shock. The time interval from cardiac arrest to the moment a shock is delivered could be several minutes. This reduces the chances of a successful revival of the patient.

              [CHART OF RESUSCITATION SUCCESS GOES HERE]

TIME (MINUTES)           RESUSCITATION SUCCESS
--------------           --------------------
2 Minutes                80% chance of survival

4 Minutes                60% chance of survival

6 Minutes                40% chance of survival

8 Minutes                18% chance of survival

10 Minutes                8% chance of survival

THE COMPANY'S PLANNED PRODUCTS

  General

     The Company's Products are designed to obviate the need for any human
intervention.   In accordance with patient specific parameters programmed into the unit's microcomputer by the patient's physician, the Company's Products will continuously monitor the patient's cardiac activity, provide early detection of ventricular tachyarrhythmias, and automatically through electrodes attached to the patient's chest, transmit electrical charges to the patient's heart to terminate the arrhythmia. The devices will be non-invasive and will not require surgery. Because of these attributes, the Company believes that, the AECD products will be ideally suited for the many patients who are at temporary risk (periods ranging from days to months) of suffering cardiac arrest, including patients awaiting alternative cardiac treatment (e.g. ICD candidates during their unprotected diagnostic period or during periods they are poor surgical risks or surgery-reluctant) or at increased risk for a period of time (e.g., persons switching from one drug to another).


  The Powerheart(R) Bedside AECD Models

     To date, the Company's primary development focus has been on its Powerheart(R) bedside model for in-hospital use. This model has been tested on over 140 patients at a number of recognized medical centers in the United States. It has accurately detected and evaluated normal heart rhythm and ventricular tachyarrythmias in these patients and has responded by delivering defibrillation shocks in an average response time of 21 seconds with no observed adverse effect. On February 26, 1997, the Company submitted a 510(k) pre-market notification to the FDA. There can be no assurance that a 510(k) clearance will be allowed or that the Company will not be required to undertake significantly more rigorous testing which could take years to complete. (See "Governmental Regulations.")

     The Company believes that most of the development work already completed on the Powerheart(R) bedside model can be applied to the portable, ambulatory and public access models. The portable models will be similar to the Powerheart(R) bedside unit in the function and basic design and capable of either being attached to an intravenous pole, gurney, or hand carried. The Company believes that the Powerheart(R) bedside model, as well as the portable model, offers significant advantages over defibrillators currently in use in hospitals today and will be ideally suited for use in many areas of the hospital, including Intensive Care Units ("ICUs"), Cardiac Care Unites ("CCUs"), Step Down (telemetry departments), Emergency Rooms ("ERs"), and General patient wards.


  The Public Access AECD Model

     Individuals experiencing cardiac arrest need immediate defibrillation wherever the episode occurs. Short of having an AECD attached to them, the best alternative is to have one immediately available. This is the concept behind public access defibrillation ("PAD"). Since 1994, the American Heart Association ("AHA") has focused on early defibrillation and has urged making PADs widely accessible. This Company believes that the market for PADs could be significant and would include places where the public gathers, such as malls, stadiums, airports, airplanes and office buildings. Also, every first response vehicle (e.g., police cars; fire trucks) is a potential location for a PAD. Several companies have positioned products for the PAD market. With the possible exception of Heartstream, these companies have primarily targeted their products toward medical practitioners and or trained operators. The Company has developed a conceptual model for a PAD and believes its existing AECD technology is well suited and can be utilized in a PAD product. Additional engineering will be required to develop prototype PAD devices suitable for clinical testing.

  The Ambulatory AECD Vest Model

     The Company believes only a small portion of the patient universe are candidates for implantable devices, i.e.; ICDs. The Company also believes that, if successfully developed, the efficacy, non-surgical nature and cost effectiveness of its ambulatory device will result in some patients who are at longer term risk of cardiac arrest seeking this form of treatment rather than the ICD. This ambulatory model will be a light-weight vest which can be worn continuously by the patient, thereby permitting maximum movement during most normal activities. Removal of the vest unit would be required during bathing and certain other activities. The Company intends to develop the ambulatory vest-worn units over the longer term, and has commenced the design and development of certain sub-systems and components required for such products. Additional engineering will be required to develop prototype ambulatory vest-worn devices suitable for clinical testing.

  Product Design and Technology. Each of the Products will include the following basic components:

     Rhythm Analysis System: This system assesses the patient's electrocardiogram ("ECG") signal to determine when therapy is indicated based upon parameters set by the patient's physician. The ECG signal is sensed by electrodes placed on the patient's body. This signal is amplified and filtered by an electrical analog circuit, digitized, and then analyzed by proprietary software algorithms in the device's computer, which makes the determination of when therapy (a defibrillation shock) is indicated for the patient.

     Defibrillator: The AECD system uses electrical circuitry that provides an AAMI standard waveform for defibrillation. Such waveforms are used by a majority of defibrillators on the market, and have the longest proven track record of success. A key part of the Company's program is the development of AECD Products that will automatically transmit the lowest amount of electrical energy to the heart needed to terminate the life-threatening arrhythmia. The Products will be designed to provide progressively greater amounts of energy, if needed, to return the patient's heart to it normal cardiac rhythm. The maximum energy that can be delivered by the device is 360 joules, which is the maximum limit recommended by the American Heart Association (AHA).

     Defibrillation Electrodes: The AECD uses self-adhesive disposable defibrillation electrodes manufactured by a third party vendor to the Company's specifications. Electrodes require regular replacement.

     User Interface: The electronic display and keys allow viewing the patient's ECG waveform, setting the device's operating mode and setting parameters for rhythm analysis.

     Data Storage:   The device stores real-time ECG and device status data on a real-time basis in digital form on rugged removable media. In addition, a strip chart recorder automatically prints real-time ECG and relevant device data during significant detected events.

     Data Retrieval Software:   This software is used to access the data stored
on removable media by the AECD device. This software runs on a personal computer. The data can be viewed on a monitor and printed on a standard high-resolution printer. This valuable tool allows post-facto analysis of the patient's rhythm and device operation.


RESEARCH AND CLINICAL RESULTS

     The Company's prototype AECD Powerheart(R) bedside model has completed Phase I human clinical trials on 67 patients pursuant to an FDA approved Investigational Device Exemption. During Phase I clinical trials, the Powerheart(R) bedside model was tested for performance of all automatic and programming functions while attached to patients, except that the cardioversion or defibrillation charge was not actually delivered to the patient by the device. During this phase of testing, the arrhythmic episodes were induced by the investigating physician in a controlled setting (usually an electrophysiology lab) and the investigating physician terminated the arrhythmia by manual delivery of the actual electrical charge to the patient or by other means.

     In June 1995, the FDA authorized the Company to commence Phase II clinical trials and to enroll up to ten patients at one medical center, with the requirement that data from the first five patients be provided to the FDA to request expansion of the trials. In September 1995, data from the first six patients were provided to the FDA. In October 1995, the FDA authorized the Company to proceed with Phase II clinical trials at up to five centers and enroll up to 235 patients. Phase II clinical trails currently are ongoing at four nationally recognized medical centers: Arizona Heart Institute; University of California, Irvine Medical Center; Montefiore Medical Center; and USC Medical Center, with more than 140 patients completed. During Phase II clinical trials, the device performed all functions of Phase I as well as delivered the necessary electrical charge to terminate both induced and spontaneous arrhythmias.

     The main purpose of the clinical trials is to evaluate the efficacy (sensitivity) and safety (specificity) of the Powerheart(R) bedside model in treating arrhythmias according to its device specifications. Sensitivity is the measure of most importance for this device since it quantifies how many true shockable episodes were correctly identified and responded to by the device. It indicates the devices ability to shock only shockable rhythms, and is therefore indicative of its safety. Data were collected from a total of 141 patients from 4 clinical centers in these trials during the period from May 1993 to October 1996. These patients collectively experienced 93 shockable events, the sensitivity of the Powerheart was 100%, and the specificity was 99.4%. The average response time of the Powerheart was 20.9 seconds.

     The Company believes that, based upon its patient testing to date in Phase I and Phase II clinical trials, it will ultimately satisfy the FDA requirements. On February 26, 1997, the Company submitted a 510(k) pre-market notification ("510(k) Notification") to the FDA, pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, for the Powerheart(R) bedside model for in-hospital use. On March 27, 1997, the FDA sent a letter to the Company stating that the FDA had received the 510(k) Notification and would notify the Company when the processing thereof has been completed or if any additional information is required. However, there is no assurance that the FDA will approve the device on a timely basis or at all, or, if approved, that FDA clearance will be maintained. (See "Governmental Regulations.")

MARKETING AND SALES

  Market Overview

     The Company believes that the key to adoption of its line of AECD devices will be market awareness of, and exposure to, the devices, as well as clinical experience with the AECD. The Company believes that the commercial success of its initial product, the Powerheart(R) bedside model, will require active marketing, education and sales efforts to bring market awareness to the product.

     The Company believes that decisions to purchase the Powerheart(R) AECD will generally be made by cardiologists, cardiovascular surgeons, (including those specializing in electrophysiology and arrhythmia control), internists, nursing staffs, administrators and other hospital personnel involved in product procurement and cost benefit analysis.

     Defibrillators are in use in every hospital in the U.S. and the world, and many hospitals have between ten and thirty, or more, of these devices in use today. The Company believes that the Powerheart(R) bedside hospital based AECD (as well as the portable model) offers significant advantages over the defibrillators currently in use in hospitals today. Studies clearly indicate the need for immediate and early defibrillation. With the Company's Powerheart(R) bedside model, detection of cardiac arrest occurs within seconds without the need for observation by a nurse or physician; and a defibrillation shock is automatically delivered in approximately 21 seconds (without the need for human intervention), as compared with the current standard of care which takes minutes since it requires a cardiac arrest to be detected, observed and for the defibrillator to first be moved to the patient, connected and for the actual shock to be delivered by highly trained hospital personnel. Based on these attributes and distinct benefits, the Company believes that the Powerheart(R) bedside model, (as well as the portable model) will be ideally suited for use in many areas of the hospital including ICUs, CCUs, Step Down, ERs, and General patient wards.

     The Powerheart(R) bedside model targets a substantially large hospital market of over 100,000 ICU/CCU beds (with many thousands more in ER and General patient wards) in well over 5,000 hospital locations in the U.S. alone. The world market inclusive of Europe, Asia, Latin America and the Middle East is substantially larger. Over 1.5 million admissions to intensive care units in the United States alone are for suspected heart attack patients. The number of persons at least temporarily at risk of life-threatening arrhythmias and cardiac arrest includes hospitalized patients with symptoms that could indicate a heart attack, heart attack survivors, those diagnosed with severe forms of heart disease, persons suffering from congestive heart failure, heart transplant patients, and patients whose surgery or treatment increases the risk of cardiac arrest.

     Patients spend nearly 1.0 million days annually in U.S. hospitals with ventricular fibrillation, ventricular tachycardia or cardiac arrest as the primary diagnosis. Another 1.4 million days were spent with unspecified cardiac arrhythmia, premature beats, conduction disease, such as sick sinus syndrome and junctional disorders as the principle diagnosis and another 900,000 with atrial arrhythmias.

     The Automatic External Defibrillator (AED) market is estimated at over $500 million with an average unit sale price of between $5,000 and $7,500. The PAD market is estimated to reach $150 million by the year 2000.

  Current status of Marketing and Sales

     At present, the Company does not have the government clearances necessary to commence its United States marketing activities. However, the Company does have personnel experienced in marketing and ultimately plans to launch an aggressive sales effort.

     Prior to receiving FDA approval, the Company intends to market its Products in foreign countries where FDA type approval is not required. However, no foreign sales of the Company's Products can occur unless and until the Company obtains appropriate approval (including a "No Objection Letter") from the foreign country as well as FDA export authorization (including FDA determination that export is not contrary to the public health and safety). The Company has received approval to import from the competent authorities of, and the FDA has authorized the Company to export its Powerheart(R) bedside device to, Italy, Spain, Sweden, Switzerland, and Hong Kong. The Company intends to begin exporting to those countries upon completion of its engineering manufacturing phase and upon completion of finished goods production of the Powerheart(R) bedside device. While similar authorization to import into other countries has been requested from competent authorities in the respective countries, there is no assurance that the host country or the FDA will approve such requests. Sales of Products in foreign countries are expected to be made through qualified foreign distributors, pursuant to strategic distribution agreements, and managed by Company employees on a country-by-country basis. There is no assurance that the Company will be able to effectuate such agreements or, even if it does so, that such agreements will be profitable or successful, or that the Company can establish a viable foreign market for its Products.

     Should the Company be successful in securing FDA approval, for which there can be no assurance, the Company plans to establish a direct field sales force to cover those highly concentrated regions of population and medical centers where large patient populations are likely to exist. In some regions, the Company plans to engage distributors and independent sales representative that specialize in hospital cardiology markets. Although there is no assurance that the Company will succeed in its efforts, it also plans to seek strategic marketing alliances with manufacturers who might consider embedding the Company's proprietary AECD technology inside their devices, and companies that serve specialized markets such as home health care. The Company currently has no agreements with respect thereto nor is it engaged in discussions relating to such alliances.

     The Company intends generally to derive revenues from its proposed Products in various ways. The Company expects that the Products will be sold to distributors, and leased, rented, or sold to hospitals and medical centers, at prices reflecting market conditions. In addition to these revenues from equipment sales, rentals or leases of the Products, the Company expects to receive revenues from sales of disposable defibrillator electrodes which must be used with the Products in accordance with FDA requirements.


MANUFACTURING

  Presently, the Company does not have a manufacturing facility suitable for manufacturing the Products in production quantities; and its manufacturing activities have been limited to the production of prototypes of its Powerheart(R) bedside model for use in its clinical trials. To manufacture its Products, the Company will need assembly and testing facilities of the type generally used in light electronic and electromechanical assembly and testing of medical products. The cost of establishing and monitoring the necessary manufacturing facilities may be substantial, and it is possible the Company may encounter difficulties in such areas as quality control and assurance, and shortages of qualified personnel. The FDA and foreign counterparts will conduct periodic inspections of such facilities and manufacturing so as to ensure compliance with Good Manufacturing Practice (GMP) and other regulations, such as those promulgated by the International Standard Organization, and any concerns raised by such inspections could result in regulatory action, delays, or termination of production. As an alternative to establishing its own manufacturing facility, the Company may pursue a strategic alliance with a GMP approved contract manufacturer. However, there can be no assurance that the Company will be able to establish such an alliance, or, if able to establish such an alliance, that it will be on terms favorable to the Company.

     The Company currently contemplates that the materials to be used in manufacturing the Products will consist primarily of electronic, mechanical and electromechanical components that are generally available from various vendors and suppliers. However, certain components will require customization for the Company by selected vendors and their availability cannot be assured.

WARRANTY POLICY

     While its warranty policy may be subject to periodic change, the Company currently intends to provide a full parts and labor warranty for each Product during the first 12 months immediately after a Product's sale. After the warranty period expires, the Company currently intends to require the customer to pay for any parts and labor required to repair the Product and the Company currently intends to offer customers maintenance agreements. In the event of any Product's malfunction, the Company, because of the life-saving nature of the Product, currently intends to make available the temporary use of another unit to the end user for the time the unit is under repair. Product repairs are expected to be made at the Company's manufacturing facility and at specified repair facilities in foreign countries. The Products will be configured so as to permit or require certain components or accessories to be replaced from time to time.

COMPETITION

     The Company does not believe there are any products currently being marketed that are functionally equivalent to the AECD Products. The Company's Powerheart(R) bedside model may compete with a variety of existing, less sophisticated, manual defibrillators that are presently in widespread use. In addition, the Powerheart(R) bedside model may compete against currently marketed manual defibrillators developed by Physio-Control International Corporation, Hewlett Packard Corporation and Zoll Medical, Inc., which are designed to automatically deliver therapy after being activated by a trained medical technician responding to a cardiac emergency, or products from other companies, such as Heartstream, Inc., SurVivaLink, Inc., and Laerdal Corporation, which may be used by lay persons. All of the foregoing products, unlike the Company's Products, require human intervention.

     The Company understands that another company, Lifecor, Inc., has developed or is developing a wearable automatic external defibrillator, which may compete with the company's proposed ambulatory AECD Product.

     The Company believes its Products will not, to a significant extent, compete directly with ICD devices. It is anticipated that the Company's Products will generally be utilized by patients seeking protection from cardiac arrest for periods ranging from days to months, while the ICD devices will be utilized by patients requiring protection for lengthy or indefinite durations. It is anticipated that most long-term, high-risk patients will choose ICD devices over the Company's vest-worn AECD devices, when and if developed, to avoid having to regularly replace electrodes and to eliminate the need to constantly wear a vest or to be at risk when the vest is removed (such as when bathing). The Company's Products may be utilized by patients waiting for ICD implant surgery or patients temporarily unable to risk such surgery. In that connection, the proposed Products may compete against ICD devices presently marketed by a number of firms, including Medtronics, Inc., Pacesetter Systems, Inc., Guident Inc., Intermedics, Inc., and Teletronics Pacing Systems, Inc.

     Many of the Company's competitors are well established in the medical device field and have much greater financial, research, manufacturing and marketing resources than the Company. There is no assurance that such companies or other competitors will not develop invasive or non-invasive products capable of delivering the same or greater therapeutic benefits as, but with greater safety and/or cost effectiveness than, the Products of the Company. Further, there is no assurance that future forms of technology or therapies for treating cardiac arrest will not render the Products obsolete or uneconomical.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

     While the Company believes that patent and trademark protection is valuable to the Company as a barrier to market entry by others, the Company also believes that its trade secrets, proprietary technology, early market entry and its ability to develop a market for its Products may be equally important. However, there is no assurance that the Company's technology will not be copied or duplicated by competitors.

     On December 12, 1995, the U.S. Patent and Trademark Office issued to the Company Patent No. 5,474,574 titled "Automatic External Cardioverter Defibrillator". The inventors have assigned right to the patent on a royalty-free basis. However, no assurances can be given that this patent will be upheld if challenged, or that this patent will provide an effective barrier to entry by other entities.

     In December 1993, the Company obtained an exclusive license under United States Patent No. 4,576,170, issued on March 18, 1986 and titled "Heart Monitor and Defibrillator Device," to make, have made, use and sell products covered by the patent. The Company believes that this patent relates to one or more of the Company's proposed Products. The Company is required to pay royalties, including minimum annual royalties ($0 for the first year, $10,000 for the second year and $20,000 per year thereafter until expiration of the Patent), based upon sales of Products covered by the patent. No assurance can be given that this patent would be upheld if challenged, or that this patent will provide an effective barrier to entry by other entities.

     The United States Patent and Trademark Office has granted the Company a registration of the "AECD", "POWERHEART" and "MDF" marks. The Company has filed a trademark application with the United States Patent and Trademark Office for the "AECD ELECTRODES" mark. Additionally, Great Britain, France, Japan and China have granted the Company registration of the "AECD", "AECD ELECTRODE(s)" and "POWERHEART" marks; applications are pending in certain other foreign countries for the registration of these marks. There can be no assurance that any other trademarks will be granted to the Company, or that any of the Company's trademarks would be sustained in court if interfered with or challenged.

     In 1992, the Company was assigned all of the rights, titles and interests to any and all trade secret rights and technology concerning the manufacture of defibrillator devices for the treatment of ventricular tachyarrhythmias such as ventricular tachycardia, ventricular fibrillation and similar heart diseases, held by Medstone International, Inc., a principal stockholder of the Company, but excluding any such rights and technology to the extent they have been used in the past or are presently being used in the manufacture of Medstone's lithotripsy products, which are used for the non invasive disintegration of kidney stones in human patients.

     Other patents in the field of the Company's technology are known to exist. Although the Company does not believe that licenses are necessary under the other patents of which the Company is aware, no assurances can be given that the Company's technology will not be challenged as infringing upon the other patents. Also, no assurances can be given that the Company's technology will not be challenged as infringing upon other patents or proprietary rights of others in the United States or worldwide of which the Company is not aware.

GOVERNMENTAL REGULATIONS

     Clinical testing, manufacturing, packaging, labeling, promotion, marketing, distribution, registration, listing, notification, recordkeeping, reporting, clearance and approval of medical devices such as the Products in the United States are generally subject to regulation by the FDA. Medical devices intended for human use are classified into three categories, subject to varying degrees of regulatory control. Class III devices, which the Company believes will include the Products, are subject to the most stringent controls.

     Class III devices, in general, may be commercially marketed only after the grant of a Premarket Approval ("PMA"). The PMA process generally takes several years and substantial financial resources to accomplish. It requires submission to the FDA for an Investigational Device Exemption ("IDE"), upon which the FA may permit limited and supervised human clinical evaluation of the product under controlled conditions. Extensive reporting, monitoring and follow-ups of patient treatments are required and the FDA has the authority to review labeling and other information distributed regarding investigational products. The filing of a PMA application entails an initial review by the FDA before accepting the application for filing. If accepted for filing, the filing application must then undergo extensive review by the FDA, and possibly by an FDA panel which would make its recommendation to the FDA to approve or not to approve the PMA application.

     Some Class III devices may be marketed based upon the submission of a 510(k) Notification to the FDA where the FDA does not require a PMA and the device is "substantially equivalent" to a similar product which was commercially marketed in the United States prior to May 28, 1976. Unless questioned by the FDA such "substantially equivalent" devices may be marketed 90 days after the submission of the 510(k) Notification.

     On February 26, 1997, the Company submitted a 510(k) Notification with the FDA for its bedside unit for in-hospital use. On March 27, 1997, the FDA sent a letter to the Company stating that the FDA had received the 510(k) Notification and that it would notify the Company when the processing thereof has been completed or if any additional information is required. In the event the Company is unable to obtain 510(k) clearance for its bedside unit for in-hospital use, it will have to follow the more costly and time consuming route of a PMA. In such event there is no assurance that the Company will maintain compliance with all of the FDA's requirements, and any concerns raised by the FDA could result in regulatory action or delays in the investigation and approval process or problems post-approval.

     If Products are approved, they will continually be subject to FDA review of labeling, advertising and promotional materials, as well as recordkeeping and reporting requirements. Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the Products, could result in FDA regulatory or enforcement action. Further, any changes to the Products or their labeling may require additional FDA testing, review and approval.

     When and if the Company establishes a facility to manufacture its Products, the FDA also will have the authority to conduct detailed inspections of such manufacturing facility to determine whether or not in its manufacture of medical devices the Company is following "Good Manufacturing Practices." After approval for a Product is granted by the FDA, the Company will also be required to file an establishment registration and device listing with the FDA, and to obtain a license to manufacture medical devices from the California Department of Health Services and will be subject to periodic inspections and other regulation by that agency.

     Any financial interests in the Company held by investigators could also be subject to future regulation. Congress recently enacted legislation providing that the Department of Health and Human Services promulgate regulations defining the circumstances that constitute financial interest in a project that may create a bias for certain results. Such rules may require disclosure of, limit or prohibit equity ownership by, individuals conducting research for the Company.

     Foreign sales of the Products will be subject to foreign governmental regulation and restrictions which vary from country to country. Until a 510(k) approval or a PMA is issued by the FDA, the export of medical devices to foreign countries must be preceded by FDA approval of export applications. In certain countries, specific governmental approvals for sales of the Products will be required which may be costly and time consuming to obtain or may not be available. The Company has received approval to import from the competent authorities, and the FDA has authorized the Company to export its Powerheart(R) bedside device to, Italy, Spain, Sweden, Switzerland and Hong Kong. The Company is not currently exporting any of its Products. While similar authorization to import into other countries has been requested from competent authorities in the respective countries, there is no assurance that the host country or the FDA will approve such requests.

EMPLOYEES

     The Company currently has six employees, including Raymond W. Cohen, President and Chief Executive Officer, a Director of Software Engineering, two clinical scientists, one technician and one administrative assistant. The Company is actively recruiting and intends to hire additional personnel to satisfy its research and development, marketing, production, regulatory and administrative staffing requirements.

ITEM 2.   PROPERTIES

     The Company currently leases approximately 3,400 square feet in Irvine, California, which is comprised of the Company's executive offices, engineering facility, and software and hardware laboratories. The monthly rental for these properties is approximately $2,500. Until February 1994, the Company occupied space, on a month-to-month basis, within the facilities of Medstone at 9975 Toledo, Irvine, California, for which the Company was charged rent based upon allocable square footage usage. The monthly rental for those facilities was $1,408.

ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     There is no established public trading market for the Company's Common Stock. Since June 1992, the Common Stock has been quoted sporadically on the NASD Electronic Bulletin Board under the symbol "DFIB". These quotes are reported in the interdealer "pink sheets," which reflect inter-dealer prices without retail mark-up, mark-down or commission, are not necessarily representative of actual transactions or of the value of the Company's securities, and may not be based upon any recognized technique of valuation in the investment banking community.

     The quoted range of high and low bid prices for the Common Stock are as follows:

                                        PRICE RANGE
                                     ------------------
PERIOD                                HIGH       LOW
------                               ------   ---------
   Year Ended December 31, 1996

   First Quarter                     $23/32      $  3/8
   Second Quarter                       1/2         3/8
   Third Quarter                      14/32        3/16
   Fourth Quarter                       1/4         1/8

   Year Ended December 31, 1995

   First Quarter                     $23/64      $15/64
   Second Quarter                      7/16       15/64
   Third Quarter                      31/64       15/64
   Fourth Quarter                     21/32       19/64

HOLDERS

   As of March 24, 1997, there were approximately 867 holders of record of Common Stock.

DIVIDENDS

   The Company has never paid any cash dividends on its Common Stock. The Company presently intends to retain earnings, if any, to finance its operations and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, the Company's earnings, assets and general financial condition.

ITEM 6.  SELECTED FINANCIAL DATA.

STATEMENT OF OPERATIONS DATA:




                                                                                                                    PERIOD FROM
                                                                                                                    MAY 20, 1991
                                                                 YEAR ENDED                                        (INCEPTION) TO
                                         -----------------------------------------------------------------------       DEC. 31,
                                             1996           1995           1994           1993          1992             1996
                                         ------------   ------------   ------------   ------------   -----------   --------------
Costs and expenses:
 Research and development.............   $   422,360    $   533,967    $   112,690    $   576,987    $  258,207    $ 1,990,365
 General and administrative...........       404,480        485,847        341,275        810,688       471,699      2,663,783
 Interest expense.....................         2,300          2,040         45,911         93,076        43,188        194,814
 Interest income......................       (38,183)       (83,698)       (11,479)       (11,275)          ---       (144,635)
                                         -----------    -----------    -----------    -----------    ----------    -----------
Total costs and expenses..............       790,957        938,156        488,397      1,469,476       773,094      4,704,327
Provision for income taxes............           988          2,340            ---          1,600           800          5,728
                                         -----------    -----------    -----------    -----------    ----------    -----------
Loss before extraordinary expense.....      (791,945)      (940,496)      (488,397)    (1,471,076)     (773,894)    (4,710,055)

Extraordinary expense from
 extinguishment of debt...............           ---            ---        245,000            ---           ---        245,000
                                         -----------    -----------    -----------    -----------    ----------    -----------
Net loss..............................   $  (791,945)   $  (940,496)   $  (733,397)   $(1,471,076)   $ (773,894)   $(4,955,055)
                                         ===========    ===========    ===========    ===========    ==========    ===========
Net loss per share:
 Loss before extraordinary expense....         $(.02)         $(.03)   $      (.03)         $(.15)        $(.11)
 Extraordinary expense................           ---            ---           (.01)          ---            ---
                                         -----------    -----------    -----------     ----------    -----------
 Net loss per share...................         $(.02)         $(.03)   $      (.04)        $(.15)         $(.11)
                                         ===========    ===========    ===========     ==========    ===========

Number of shares used in the
 computation of net loss per share:...    33,805,344     38,019,011     20,281,895     10,036,561     7,069,690
                                         ===========    ===========    ===========    ===========    ==========


BALANCE SHEET DATA:

                                                                       DECEMBER 31,
                                         ----------------------------------------------------------------------
                                             1996           1995          1994           1993           1992
                                         -----------    -----------    -----------    ----------    -----------
Working capital (deficit).............   $   240,533    $   969,346    $ 1,766,725    $ (333,356)   $   695,192

Total assets..........................       452,863      1,230,515      2,005,634         42,631       873,452
Long-term debt (to related parties)...           ---        102,000        102,000        755,371       755,371
Stockholders' equity (deficiency).....       269,192        908,835      1,712,005     (1,054,482)      (48,354)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto set forth elsewhere herein.

     The Company is a development stage company which is primarily engaged in the development of non-invasive automatic defibrillator devices to treat persons suffering from, or at high risk of, life threatening arrhythmias. The Company commenced operations in May 1991. Its operations to date have consisted primarily of organizational activities, research and development, clinical testing, and financing related activities. The Company has not generated any revenues to date. At present, the Company does not have the Products, financing or government approvals necessary to commence marketing activities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, the Company had no operating revenues and a net loss of $791,945, compared to no operating revenues and a loss of $940,496 for the year ended December 31, 1995. The decreased loss reflects the Company's reduction of product development expenses while awaiting clinical trial results to determine where additional efforts should be devoted.

     Expenses for research and development decreased to $422,360 for the year ended December 31, 1996 compared to $533,967 for the year ended December 31, 1995 and due to the lower headcount and corresponding lower payroll and related expenses due to fewer clinical trials.

     General and administrative expenses decreased to $404,480 for the year ended December 31, 1996, compared to $485,847 for the year ended December 31, 1995, due to a decrease in the use of management consultants in the current period. This was partially offset by an increase in liability insurance expense for product clinical trial coverage for a full year.

     Interest expense remained relatively level at $ 2,300 for the year ended December 31, 1996, compared to $2,040 for the year ended December 31, 1995, as the Company paid a bridge loan commitment fee that was not fulfilled in 1996.

     Interest income decreased to $38,183 for the year ended December 31, 1996, compared to $83,698 for the year ended December 31, 1995, due to a declining cash balance as the Company continues to operate using the funds generated in the 1994 Private Placement described in "Liquidity And Capital Resources."

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     For the year ended December 31, 1995, the Company had no operating revenues and a loss of $940,496 compared to no operating revenue and a net loss before extraordinary expenses of $488,397 for the year ended December 31, 1994. The increase for the 1995 period reflects increased expenditures for product development, Phase II human clinical trials, and administrative support as compared to 1994, a portion of which year the Company's operations were suspended.

     Expenses for research and development increased to $533,967 for the year ended December 31, 1995, compared to $112,690 for the year ended December 31, 1994, due to the costs associated with Phase II clinical trials, additional personnel hired to continue product development and the associated costs of product clinical devices, compared to the curtailed operations during 1994.

     General and administrative expenses were $485,847 for the year ended December 31, 1995, compared to $341,275 for the year ended December 31, 1994. The increase in 1995 is due to costs associated with resumption of administrative operations compared to 1994's curtailed operations.

     Interest expense decreased to $2,040 for the year ended December 31, 1995, compared to $45,911 for the year ended December 31, 1994, due to the lower level of borrowing in the current period and a negotiated suspension of interest costs on the remaining debt.

     Interest income increased to $83,698 for the year ended December 31, 1995, from $11,479 for the prior year period, due to the higher investable average cash balance resulting from the financing concluded in September 1994.

     Extraordinary expenses from the extinguishment of debt decreased to $0 in the year ended December 31, 1995, from $245,000 in 1994, as a result of Medstone subscribing for 1,800,000 shares in 1994 and the Company agreeing to issue a warrant to Medstone to purchase 1,000,000 shares of Common Stock at $.001 in satisfaction of all outstanding unsecured liabilities owing to Medstone. See "Liquidity and Capital Resources."
--------------------------------

INCOME TAXES

     The Company has approximately $4,594,000 of federal net operating loss carryforwards and $1,936,000 of California net operating loss carryforwards at December 31, 1996 which will begin to expire in 2006 and 1997; respectively. The Company had deferred tax assets of $1,800,000 and $1,500,000 at December 31, 1996 and 1995, respectively. The Company has established a valuation allowance to fully offset its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents and working capital of $413,311 and $240,533, respectively, as compared to cash and cash equivalents and working capital of $1,177,806 and $969,346 at December 31, 1995, respectively.

     The Company received cash contributions of $11,000 upon its initial share issuances to its founding shareholders in May 1991. During the period June 1991 through December 31, 1993, the Company received loans in the aggregate principal amounts of $510,000 and $250,000 from Medstone International, Inc. ("Medstone") and Technology Funding, Inc. ("Technology Funding"), (principal shareholders of the Company), respectively. These loans were evidenced by promissory notes, (the "Medstone Note" and the "Technology Funding Note"), which accrued interest at a rate of 8% per annum, payable quarterly, and which were secured by all of the Company's assets and were scheduled to mature on the earlier of April 1, 1995 or the closing of an initial public offering of the Company's Common Stock pursuant to an effective registration statement under the Securities Act of 1933. In connection with such borrowings, the Company issued to Medstone warrants to purchase 3,400,000 shares of Common Stock, (the "Medstone Warrants") for an aggregate exercise price of $510,000, and to Technology Funding warrants to purchase 1,666,667 shares of Common Stock (the "Technology Funding Warrants") for an aggregate exercise price of $250,000.

     In January 1993, in conjunction with a private placement, the Company issued 3,000,000 shares, and warrants to purchase 3,000,000 shares, for an aggregate net proceeds of approximately $965,000. The proceeds from the private placement funded the Company's operations through October 1993. As of December 31, 1996, a total of 862,500 warrants issued in the private placement had been exercised for gross proceeds of $345,000.

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

     In connection with the Private Placement and concurrently with the closing thereof, (i) Medstone exercised the Medstone Warrants to the extent of 2,720,000 shares, (ii) the Company utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the $510,000 Medstone Note, (iii) the due date for the remaining principal balance on the Medstone Note ($102,000) was extended to April 1, 1996, (iv) Medstone retained its current lien on the assets of the Company until the balance of the Medstone Note is paid, (v) the expiration date for the remaining Medstone Warrants to purchase 680,000 shares of Common Stock was changed to June 30, 1996, and (vi) all outstanding unsecured obligations owing by the Company to Medstone (approximately $175,000) were satisfied by Medstone subscribing for 1,800,000 shares of Common Stock and the Company agreeing to issue a ten year warrant to purchase 1,000,000 shares of Common Stock at $.001 per share. In April 1995, per an oral agreement between the Company and Medstone, interest expense on the note was suspended due to prior consideration paid during the renegotiation of the unsecured debt in 1994. The 2,720,000 shares underlying the warrants and the 1,800,000 shares for debt forgiveness were not issued in 1994 in accordance with an agreement between the Company and Medstone, but as of January 22, 1996 all shares have been issued. In addition, concurrently with the closing of the Private Placement, (i) Technology Funding exercised all of the 1,666,667 Technology Funding Warrants and (ii) the Company utilized the proceeds therefrom ($250,000) to pay the $250,000 Technology Funding Note. The shares underlying the warrants will not be issued until the Company completes its proposed recapitalization. Consequently, the amounts relating to these shares are shown as Common Stock subscribed.

     Also in connection with the Private Placement, the Company entered into agreements with each of Breslow & Walker, counsel of the Company, Howard Cooper, Chairman, and Fran Daniels, a financial consultant, to forego receipt of outstanding payables aggregating $126,000 which were due on March 19, 1996. The Company has negotiated extensions on these terms for Breslow & Walker and Fran Daniels to extend the due date until a successful closure of funding of the Company, and has paid all amounts due to Howard Cooper.

     In April 1996, Medstone exercised warrants to purchase 680,000 shares of the Company's Common Stock. The proceeds therefrom ($115,402) were used to pay down the remaining loan balance left outstanding from the 1994 Private Placement and accrued interest. Upon payoff of the loan, Medstone released all liens against the Company's assets.

     The Company anticipates that its current cash balance, will be sufficient to meet the Company's cash requirements for at least the next 6 months. In this connection, the Company currently intends to seek to complete a private offering of its securities. However, there can be no assurance that such an offering can be consummated or that the Company will be able to obtain alternative financing. In the event the Company is unable to obtain any such financing, the Company will be unable to complete the development of its Products or to continue as a going concern.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cardiac Science, Inc.

We have audited the accompanying balance sheets of Cardiac Science, Inc., (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 1996, 1995, and 1994 and the period May 20, 1991 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994 and the period from May 20, 1991 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Cardiac Science, Inc. will continue as a going concern. As discussed in Note 2, the Company is in the development stage and realization of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Cardiac Science, Inc. to continue as a going concern.

                                                               Ernst & Young LLP


Orange County, California
April 14, 1997

                             CARDIAC SCIENCE, INC.
                             ---------------------
                         (A development stage company)

                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

                                        DECEMBER 31,    DECEMBER 31,
                                            1996           1995
                                        ------------    ------------
Current assets:
     Cash and cash equivalents            $413,311        $1,177,806
     Prepaid expenses................       10,893            11,220
                                          --------        ----------

   Total current assets..............      424,204         1,189,026

Equipment, at cost...................       70,286            70,286
     Less accumulated depreciation...      (45,639)          (32,809)
                                          --------        ----------

 Equipment, net......................       24,647            37,477
Other assets.........................        4,012             4,012
                                          --------        ----------
                                          $452,863        $1,230,515
                                          ========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable..................................................    $   129,186    $   164,447
    Accrued interest..................................................            ---         13,402
    Accrued expenses..................................................          4,216          4,216
    Accrued payroll...................................................         50,269         37,615
                                                                          -----------    -----------
     Total current liabilities........................................        183,671        219,680
Note payable to related party.........................................            ---        102,000

Stockholders' equity:
     Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued or outstanding at December 31, 1996 or 1995
    Common stock - $.001 par value:
     Authorized shares - 40,000,000
  Issued and outstanding shares - 37,321,177
  in 1996 and 31,953,677 in 1995.....................................          37,273         31,905
     Common stock subscribed  - 1,816,667 in 1996 and
  6,186,667 in 1995..................................................         268,000        924,134
 Additional paid-in capital..........................................       4,918,974      4,115,906
 Deficit accumulated during the development stage....................      (4,955,055)    (4,163,110)
                                                                          -----------    -----------
   Total stockholders' equity........................................         269,192        908,835
                                                                          -----------    -----------
                                                                          $   452,863    $ 1,230,515
                                                                          ===========    ===========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                                 PERIOD FROM
                                                                                                MAY 20, 1991
                                                                                               (INCEPTION) TO
                                                  FOR THE YEAR ENDED DECEMBER 31,               DECEMBER 31,
                                                      1996           1995           1994           1996
----------------------------------------------    -----------    -----------    -----------     -----------
Costs and expenses:
 Research and development.....................    $   422,360    $   533,967    $   112,690     $ 1,990,365
 General and administrative...................        404,480        485,847        341,275       2,663,783
 Interest expense.............................          2,300          2,040         45,911         194,814
 Interest income..............................        (38,183)       (83,698)       (11,479)       (144,635)
                                                  -----------    -----------    -----------     -----------

 Total costs and expenses.....................        790,957        938,156        488,397       4,704,327

Provision for income taxes....................            988          2,340            ---           5,728
                                                  -----------    -----------    -----------     -----------
Loss before extraordinary expense.............       (791,945)      (940,496)      (488,397)     (4,710,055)

Extraordinary expense from
 extinguishment of debt.......................            ---            ---        245,000         245,000
                                                  -----------    -----------    -----------     -----------

Net loss......................................    $  (791,945)   $  (940,496)   $  (733,397)    $(4,955,055)
                                                  ===========    ===========    ===========     ===========

Net loss per share:
 Loss before extraordinary expense............    $      (.02)   $      (.03)   $      (.03)
 Extraordinary expense........................            ---            ---           (.01)
                                                  -----------    -----------    -----------
 Net loss per share...........................    $      (.02)   $      (.03)   $      (.04)
                                                  ===========    ===========    ===========

Number of shares used in the computation of
 net loss per share...........................     38,805,344     38,019,011     20,281,895
                                                  ===========    ===========    ===========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 MAY 20, 1991 (INCEPTION) TO DECEMBER 31, 1996

                                    COMMON STOCK        COMMON STOCK SUBSCRIBED  ADDI-
                                ---------------------   -----------------------  TIONAL
                                 NUMBER OF              NUMBER OF                PAID-IN      ACCUMULATED      UNEARNED
                                  SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT      COMPENSATION    TOTAL
                                -----------   -------   ---------   --------   -----------   ------------   ------------ -----------

Issuance of common stock for
  cash on May 20, 1991.......    6,927,448   $ 6,927          ---   $    ---   $    4,073    $      ---    $       ---   $   11,000
Net loss.....................          ---       ---          ---        ---          ---      (244,247)           ---     (244,247)

                                ----------   -------    ---------   --------   ----------   -----------    -----------   ----------
Balance at December 31, 1991.    6,927,448     6,927          ---        ---        4,073      (244,247)           ---     (233,247)

Cancellation of common stock
 at $.0016 per share.........      (29,761)      (30)         ---        ---          (17)          ---            ---          (47)

Issuance of common stock for
 cash at $.03 per share......       70,000        70          ---        ---        2,030           ---            ---        2,100
Issuance of common stock
 in lieu of payment of
 interest payable at $.15 per
 share.......................      144,493       145          ---        ---       21,529           ---            ---       21,674
Issuance of common stock for
 services at $.38 per share..       60,000        60          ---        ---       22,740           ---            ---       22,800
Issuance of common stock for
 services at $.4375 per share       50,479        50          ---        ---       22,033           ---            ---       22,083
Issuance of common stock for
 services at $.898 per share.       50,000        50          ---        ---       44,872           ---            ---       44,922
Issuance of common stock for
 services at $2.156 per share.       6,611         7          ---        ---       14,248           ---            ---       14,255
Common stock issuable........          ---       ---          ---        ---      831,000           ---            ---      831,000
Net loss.....................          ---       ---          ---        ---          ---      (773,894)           ---     (773,894)

                                ----------   -------    ---------   --------   ----------   -----------    -----------   ----------

Balance at December 31, 1992.    7,279,270     7,279          ---        ---      962,508    (1,018,141)           ---      (48,354)

Issuance of common stock in
 lieu of payment of interest
 payable at $.40 per share...      129,473       129          ---        ---       51,660           ---            ---       51,789
Issuance of common stock for
 cash at $.40 per share......    3,000,000     3,000          ---        ---      130,889           ---            ---      133,889
Issuance of common stock for
 services at $.40 per share..       72,699        73          ---        ---       29,007           ---            ---       29,080
Common stock warrants
 exercised at $.40 per share.      625,000       625          ---        ---      249,375           ---            ---      250,000
Common stock options
 exercised at $.03 per share.        6,667         7          ---        ---          193           ---            ---          200
Cancellation of common stock
 at $.0016 per share.........       (6,298)       (6)         ---        ---           (4)          ---            ---          (10)

Net loss.....................          ---       ---          ---        ---          ---    (1,471,076)           ---   (1,471,076)

                                ----------   -------    ---------   --------   ----------   -----------    -----------   ----------

Balance at December 31, 1993.   11,106,811    11,107          ---        ---    1,423,628    (2,489,217)           ---   (1,054,482)

Common stock warrants
 exercised at $.15 per share,
 net.........................          ---       ---    4,386,667    654,134          ---           ---            ---      654,134
Common stock subscribed
 for debt forgiveness
 at $.15 per share...........          ---       ---    1,800,000    270,000          ---           ---            ---      270,000
Issuance of common stock
 for cash at $.15 per
 share, net..................   20,000,000    20,000          ---        ---    2,185,000           ---            ---    2,205,000
Issuance of common stock in
 lieu of payment of interest
 payable at $.15 per share...      370,866       370          ---        ---       55,226           ---            ---       55,596
Issuance of common stock for
 services at $.40 per share..      100,000       100          ---        ---       39,900           ---            ---       40,000
Common stock warrants
 exercised at $.40 per
 share.......................      200,000       200          ---        ---       79,800           ---            ---       80,000
Warrants issued at $.001 per
 share for future services...          ---       ---          ---        ---      149,000           ---       (149,000)        ---
Warrants issued at $.001 per
 share for debt
 extinguishment..............          ---       ---          ---        ---      150,000           ---            ---      150,000
Amortization of unearned
 compensation................          ---       ---          ---        ---          ---           ---         45,154       45,154
Net loss.....................          ---       ---          ---        ---          ---      (733,397)           ---     (733,397)

                                ----------   -------    ---------   --------   ----------   -----------    -----------   ----------
 Balance at December 31, 1994.  31,777,677    31,777    6,186,667    924,134    4,082,554    (3,222,614)      (103,846)   1,712,005

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 MAY 20, 1991 (INCEPTION) TO DECEMBER 31, 1996

                                    COMMON STOCK        COMMON STOCK SUBSCRIBED  ADDI-
                                ---------------------   -----------------------  TIONAL
                                 NUMBER OF              NUMBER OF                PAID-IN      ACCUMULATED      UNEARNED
                                  SHARES      AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT      COMPENSATION    TOTAL
                                -----------   -------   ---------   --------   -----------   ------------   ------------ -----------

Issuance of common stock in
 lieu of payment of royalties
 at $.50 per share........          60,000   $    60          ---    $     ---    $   29,940   $       ---    $      ---  $  30,000
Common stock options
 exercised...................      116,000        68          ---          ---         3,412           ---           ---      3,480
Amortization of unearned
 compensation................          ---       ---          ---          ---           ---           ---       103,846    103,846
Net loss.....................          ---       ---          ---          ---           ---      (940,496)          ---   (940,496)

                                ----------   -------   ----------    ---------    ----------   -----------    ----------  ---------

Balance at December 31, 1995.   31,953,677    31,905    6,186,667      924,134     4,115,906    (4,163,110)          ---    908,835
Issuance of common stock for
  subscribed stock...........    4,520,000     4,520   (4,520,000)    (674,134)      669,614           ---           ---        ---
Common stock subscribed for
  license fees at $.12 per
   share.....................          ---       ---      150,000       18,000           ---           ---           ---     18,000
Common stock options
 exercised at $.03 per share.      130,000       130          ---          ---         3,770           ---           ---      3,900
Common stock warrants
 exercised at $.15 per share.      680,000       680          ---          ---       114,722           ---           ---    115,402
Common stock warrants
 exercised at $.40 per share.       37,500        38          ---          ---        14,962           ---           ---     15,000
Net loss.....................          ---       ---          ---          ---           ---      (791,945)          ---   (791,945)

                                ----------   -------   ----------    ---------    ----------   -----------    ----------  ---------
Balance at December 31, 1996.   37,321,177   $37,273    1,816,667    $ 268,000    $4,918,974   $(4,955,055)   $      ---  $ 269,192
                                ==========   =======   ==========    =========    ==========   ===========    ==========  =========

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                           STATEMENTS OF CASH FLOWS
                         -----------------------------

                                                                                         PERIOD FROM
                                                                                         MAY 20, 1991
                                                 YEAR ENDED DECEMBER 31,                (INCEPTION) TO
                                     --------------------------------------------        DECEMBER 31,
                                       1996              1995              1994              1996
                                     ---------       ----------       -----------       ------------
Cash flows from operating
 activities:
 Net loss.....................       $(791,945)      $ (940,496)       $ (733,397)       $(4,955,055)
 Adjustments to reconcile
  net loss to net cash used in
  operating activities:
  Depreciation................          12,830           13,412             9,315             45,639
  Expenses paid by common
   stock......................          18,000              ---               ---             18,000
  Accounts payable converted
   to notes payable to related
   parties....................             ---              ---               ---            305,371
  Amortization of unearned
   compensation  from issuance
   of warrants................             ---          103,846            45,154            149,000
  Non-cash extraordinary
   charge.....................             ---              ---           245,000            245,000
  Changes in operating
   assets and liabilities:
   Prepaid expenses and other
    current assets............             327           (3,507)           (2,366)           (10,893)
   Accounts payable                    (35,261)          25,932          (101,687)           304,718
    Accrued payroll...........          12,654           34,524           (16,203)            50,269
   Accrued expenses...........         (13,402)          (2,405)           45,911            129,059
   Accrued interest...........              --               --              (146)             4,216
   Other, net.................             ---            2,317            (5,040)            (4,012)
                                     ---------       ----------        ----------        -----------
 Net cash used in operating
  activities.................         (796,797)        (766,377)         (513,459)        (3,718,688)
                                     ---------       ----------        ----------        -----------
Cash flows from investing
 activities - purchase
of equipment.................              ---           (9,938)          (17,310)           (70,286)
                                     ---------       ----------        ----------        -----------
Cash flows from financing
 activities:
 Proceeds from notes payable
  to related parties.........             ---               ---               ---            450,000
 Payments of notes payable to
  related party..............        (102,000)              ---          (450,000)          (552,000)
 Proceeds of advance from
  related party..............             ---               ---               600             10,600
 Payments of advance from
  related party..............             ---               ---           (10,600)           (10,600)
 Proceeds from issuance of
  and subscription for common
  stock......................         134,302             3,480         2,938,371          4,304,285
                                    ---------        ----------        ----------        -----------

 Net cash provided by
  financing activities.......          32,302             3,480         2,478,371          4,202,285
                                   ----------        ----------       -----------       -------------

Net increase (decrease) in
 cash and cash  equivalents..        (764,495)         (772,835)        1,947,602            413,311

Cash and cash equivalents at
 beginning of period.........       1,177,806         1,950,641             3,039                  0
                                   ----------        ----------       -----------      -------------
Cash and cash equivalents at
 end of period...............      $  413,311        $1,177,806       $ 1,950,641      $     413,311
                                   ==========        ==========       ===========      =============

Supplemental cash flow
 disclosures:
 Cash paid during the period
  for:
  Income taxes...............      $     988         $    2,340        $      ---      $       5,728
  Interest...................      $     ---         $    4,444        $      ---      $      44,851

Supplemental schedule of
 noncash investing  and
 financing activities:
 Accounts payable, note
  payable and accrued
  interest paid by issuance
  of or subscription for
  common stock...............      $     ---         $   30,000         $ 271,359      $     506,162

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               DECEMBER 31, 1996
                               -----------------


1.  ORGANIZATION AND CAPITALIZATION OF THE COMPANY

     Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market a family of non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products")
                                                ----                 --------
to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company's Products will be designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the ventricular tachyarrhythmia (dangerously fast heart rate) and/or ventricular fibrillation (quivering of the heart following tachyarrhythmia which usually results in death). Among the cardioverter/defibrillator devices under development by the Company will be ambulatory (mobile) AECD devices similar in function to the Implantable Cardioverter Defibrillator ("ICD") devices that are either currently approved
                             ---
for sale by the U.S. Food and Drug Administration (the "FDA") or are undergoing
                                                        ---
clinical trials. However, the Company's planned AECD Products will not require surgery to implant the devices. Moreover, the Company's Products will not require the presence of a human operator to activate the device and deliver the defibrillator charge, as is the case with some existing devices.

2.   BASIS OF PRESENTATION AND CONTINUED EXISTENCE

     The Company is in the development stage. From May 20, 1991 (inception) through December 31, 1996, the Company has not generated any operating revenues and has incurred losses of $4,955,055. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

     In February 1994, the Company substantially curtailed its operations due to lack of operating capital. Concurrently, Medstone International, Inc. ("Medstone"), a principal stockholder of the Company from whom the Company borrowed space, was in the process of moving its facility and the Company was not given the option of occupancy in the relocated facility. The employees, whose time the Company purchased on a pro-rata basis, resumed full-time efforts for Medstone.

     In May 1994, the Company halted all operations due to lack of funding and the lack of an immediate source for a working capital infusion. Efforts to obtain additional financing were conducted by consultants and advisors of the Company on a contingency basis.

     In September 1994, the Company completed a private placement offering (the "Private Placement") of 20,000,000 shares of Common Stock at $.15 per share for gross proceeds of

$3,000,000. Proceeds of $2,205,000, net of issuance costs of $795,000, were used to reduce trade payables and to provide working capital to resume operations.

     In connection with the Private Placement, Medstone exercised warrants to purchase 2,720,000 shares of the Company's Common Stock. The proceeds of $408,000 were used to repay a portion of the notes payable to Medstone. The due date for the remaining principal balance of $102,000 was extended to April 1, 1996. The expiration date for the remaining warrants were changed to June 30, 1996. In addition, Medstone subscribed for 1,800,000 shares of the Company's Common Stock and the Company issued a ten year warrant to purchase 1,000,000 shares at $.001 per share in exchange for unsecured obligations of approximately $175,000. The difference between the value of the stock and warrant issued, $270,000 and $150,000, respectively, and the extinguished debt of $175,000 or $245,000 was treated as an extraordinary expense. The 2,720,000 shares underlying the warrants and the 1,800,000 shares for debt forgiveness were not issued at the time of the Private Placement in accordance with an agreement between the Company and Medstone. Consequently the amounts relating to these shares were shown as common stock subscribed. As of January 22, 1996 all shares have been issued.

     In connection with the Private Placement, Technology Funding, Inc. ("Technology Funding"), a principal stockholder of the Company exercised warrants to purchase 1,666,667 shares of the Company's Common Stock. The proceeds were used by the Company to repay the note payable to Technology Funding of $250,000. The shares underlying the warrants will not be issued until the Company completes its proposed recapitalization. Consequently, the amounts relating to these shares are shown as Common Stock subscribed.

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

     In April 1996, Medstone exercised warrants to purchase 680,000 shares of the Company's Common Stock. The proceeds therefrom of $115,402 were used to pay down the remaining loan balance left outstanding from the 1994 Private Placement and accrued interest. Upon payoff of the loan, Medstone released all liens against the Company's assets.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain prior period balances have been reclassified to conform with the December 31, 1996 presentation.


     Cash and cash equivalents
     -------------------------

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintained $386,000 of its cash in a money market fund with one major financial institution at December 31, 1996.


     Equipment
     ---------

     Property and equipment is carried at cost. Depreciation of equipment is provided on the straight-line method over estimated useful lives of five years.

     Long-Lived Assets
     -----------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flow can be directly attributable to long-lived assets. The Company adopted SFAS No. 121 on January 1, 1996 with no material effect on the Company's financial statements.

     Per share information
     ---------------------

     Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding and subscribed. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

     Stock Compensation
     ------------------

     The Company has elected to follow Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     To calculate the pro forma information required by Statement 123, the Company uses the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


4.   INCOME TAXES

     The Company provides for income taxes under the liability method. Accordingly, deferred income tax assets and liabilities are computed for differences between financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

     The Company has approximately $4,594,000 of federal net operating loss carryforwards and $1,936,000 of California net operating loss carryforwards at December 31, 1996 which will begin to expire in 2006 and 1997, respectively.
The Company had deferred tax assets of $1,800,000 and $1,500,000 at December 31, 1996 and 1995, respectively. The Company has established a valuation allowance to fully offset its deferred tax assets.

     The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. The Company issued an additional 20,000,000 shares of Common Stock in September 1994 which resulted in a greater than 50% change in ownership. This ownership change has substantially limited the Company's ability to utilize its net operating loss carryforwards in future periods. In addition, the Company also has outstanding warrants and options which if exercised during the three year period would create additional ownership changes and may further limit the Company's ability to utilize its net operating loss carryforwards in future periods.


5.   STOCK OPTIONS

     1991 Stock Option Plan
     ----------------------

     The Company's 1991 Stock Option Plan (the "1991 Plan") provides for the
                                                ---------
granting of stock options intended to qualify as incentive stock options and stock options not intended to qualify as incentive stock options ("non-statutory
                                                                   -------------
options").  The 1991 Plan is administered by a committee of two or more persons
-------
appointed by the Company's Board of Directors (the "Committee"), or by the Board
                                                    ---------
itself carrying out the Committee's functions. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1991 Plan the Committee determines is in the Company's best interest. Up to 700,000 shares of Common Stock are authorized to be issued under the 1991 Plan. Such number of shares, as well as the number of shares issuable upon an option's exercise and the exercise price, are subject to adjustments as set forth in the 1991 Plan.

     1993 Stock Option Plan
     ----------------------

     The 1993 Stock Option Plan (the "1993 Plan") authorizes the granting of
                                      ---------
incentive stock options to employees of the Company, including officers, and non-statutory stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors.

     The 1993 Plan also authorizes the yearly grant, upon the date of the annual shareholders meeting, to members of the Board of Directors of the Company of non-statutory stock options to purchase 25,000 shares of the Company's Common Stock at an exercise price equal to the fair market value thereof on the date of grant ("Directors' Options"). Up to 800,000 shares of Common Stock may be issued
        ------------------
under the 1993 Plan, subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The option price for the Common Stock underlying options granted pursuant to the 1993 Plan (other than Directors' Options) is determined by the Board of Directors or a committee designated by the Board of Directors and consisting of two or more members. The 1993 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the Common Stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

     Stock option activity under the Company's plans are summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------
                                           1996             1995            1994
                                      ---------------   -------------   -------------
  Outstanding, beginning of year           2,440,000       1,920,417         684,444
  Granted                                        ---         755,000       1,250,000
  Exercised                                 (130,000)       (116,000)              0
  Canceled                                  (615,000)       (119,417)        (14,027)
                                      --------------    ------------    ------------
  Outstanding, end of year                 1,695,000       2,440,000       1,920,417
                                      ==============    ============    ============

  Option price per share
  ----------------------
  Outstanding, end of year            $.15 - $ 1.875    $.03 - $2.05    $.03 - $2.05

     At December 31, 1996 the number of shares reserved and available for issuance under the plans was 355,000. Outstanding options for 757,333 shares were exercisable at December 31, 1996.

     In calculating pro forma information regarding net income and net income per share, as required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the years ended December 31, 1996 and 1995, respectively: risk free interest rates of 6.5% and 6.5%; dividend yields of 0% and 0%; volatility of the expected market prices of the Company's common stock of .851 for both periods; and expected life of the options of 5.5 years for both periods.

     For Purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31, 1996 and 1995 follows (in thousands, except per share information):

                                                   YEAR ENDED DECEMBER 31,
                                                     1996          1995
                                                  -----------   -----------

       Pro forma net income (loss).............       $ (805)       $ (951)
       Pro forma net income (loss) per share...       $( .02)       $( .03)

     These pro forma amounts reflect only the cumulative effect of the expense of options granted during the years ended December 31, 1996 and 1995, and does not give effect to options granted prior to January 1, 1995.

     The Plans incorporate the federal tax law requirements for incentive stock options. Among other such requirements, the per share exercise price of an incentive stock option granted under the Plans must not be less than 100% of the fair market value of a share of the Common Stock on the date of grant and the option may not be exercised more than 10 years after its grant date. If an incentive stock option is granted to an employee owning more than 10 % of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of such fair market value and the option may not be exercised more than five years after its grant date.

     Outstanding options may be terminated or accelerated in the event of certain corporate acquisitions or other change of control events. An option granted under the Plans will not be assignable or transferable by the grantee other than by will or the laws of inheritance, except that a non-statutory option will be transferrable by the grantee pursuant to a qualified domestic relations order as defined in the Code, Title I of the Employee Retirement Income Security Act or the rules thereunder. Other vesting, termination and payment provisions for incentive and non-statutory options may be determined by the Committee.

6.   WARRANTS

     During 1992, the Company granted warrants to Medstone and Technology Funding to purchase 3,400,000 and 1,666,667 shares of the Company's Common Stock, respectively, at $.15 per share in conjunction with their loans to the Company for $510,000 and $250,000, respectively. Concurrent with the September, 1994 closing of the Private Placement (i) Medstone exercised the Medstone Warrants to the extent of 2,720,000 shares, (ii) the Company utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the $10,000 Medstone Note, (iii) the expiration date for the remaining Medstone Warrants to purchase 680,000 shares of Common Stock was changed to June 30, 1996, (iv) Technology Funding exercised all of the 1,666,667 Technology Funding Warrants and, (v) the Company utilized the proceeds therefrom ($250,000) to pay the $250,000 Technology Funding Note. The shares underlying the Medstone Warrants were not issued at the time of the Private Placement due to an agreement between the Company and Medstone and were classified as common stock subscribed, but as of January 22, 1996 the shares have been issued. The shares underlying the warrants exercised by Technology Funding will not be issued until the Company completes its proposed recapitalization. Consequently, the amounts relating to these shares are shown as Common Stock subscribed. In April 1996, Medstone exercised the remaining warrants to purchase 680,000 of the Company's Common Stock and the Company utilized the proceeds therefrom ($102,000) to pay off the remainder of the Note Payable to Related Party. In June 1992, the Company granted warrants to an individual to purchase 150,000 shares of the Common Stock at $.25 per share in consideration of financial consulting services to be performed for the Company. The warrants granted to this individual vest over a three year period and expire in 1997. In December 1992, the Company granted warrants to two of its executive officers and directors to purchase 1,084,408 shares of the Common Stock at $.40 per share in consideration of services. The warrants granted to the executive officers and directors are immediately exercisable and expire in 2002. In connection with a private offering completed in January 1993, the Company issued to the purchasers of shares of its Common Stock warrants to purchase an additional 3,000,000 shares of its Common Stock at $.40 per share, of which through December 31, 1995 a total of 825,000 shares had been purchased with the warrants issued, and to the Company's placement agent warrants to purchase 750,000 shares of the Common Stock under the same terms and conditions as those warrants granted to purchasers of the shares in the private offering, none of which were exercised. The warrants issued in connection with the private offering were immediately exercisable and were scheduled to expire on December 31, 1995; however, the Board of Directors extended the expiration date on warrants from the private offering to January 31, 1996. In January 1996, 37,500 shares were exercised for net proceeds to the Company of $15,000 and the remaining 2,887,500 expired unexercised. In June 1993 warrants to purchase 1,500 shares of the Common Stock at $1.00 per share were issued to a supplier in consideration of services. These warrants were immediately exercisable and expire in June 1998. In connection with the Private Placement, ten year warrants to purchase 11,000,000 shares of Common Stock at $.001 per share were issued as follows: 6,000,000 shares to the placement agent for the offering, 3,000,000 shares to legal counsel of the Company, 1,000,000 shares to a financial advisor to the Company, and

1,000,000 shares to two directors/consultants of the Company. In January 1996, warrants to purchase 200,000 shares of the Common Stock at $.40 per share were issued to a director of the Company for past services. At December 31, 1996, warrants to purchase 13,435,908 shares of Common Stock were exercisable.

7.   RELATED PARTIES

     The Company currently receives accounting services from Medstone for a fee that, in view of management, is consistent with the fees charged by independent third party. The Company also uses the same group health insurance policy as Medstone to take advantage of favorable rates for larger groups. The policy is billed to Medstone, and then Medstone bills the Company for the portion relating to the Company's employees. At December 31, 1996 the unpaid portion of the health insurance was $2,895. Certain stockholders of the Company are also officers and directors of Medstone. The Company issued 370,866 shares of Common Stock in 1994 in lieu of cash payment of interest owed on the notes payable to Medstone and Technology Funding.

8.    SUBSEQUENT EVENT

      On April 11, 1997, the Company acquired from Raymond Cohen, the President and Chief Executive Officer of the Company ("Cohen"), Innovative Physicians Services, Inc. d/b/a Diagnostic Monitoring ("IPS"), a Nevada corporation engaged in the sale of medical diagnostic equipment, particularly Holter technology, through a network of domestic and international distributors, for 5,714.285 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Series A Preferred Stock (i) is entitled to 1,000 votes per share;(ii) is convertible into 1,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and (iii) automatically shall convert into 1,000 shares of Common Stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of Common Stock to allow such conversion.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company are as follows:

NAME                       AGE   POSITION AND OFFICES WITH THE COMPANY
----                       ---   -------------------------------------

     Raymond W. Cohen       38   President and Chief Executive Officer

     J. Donald Hill         62   Director

     Paul D. Quadros        50   Director

     Roderick de Greef      36   Director

     Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by them.

     RAYMOND W. COHEN was named President and Chief Executive Officer on February 24, 1997. He became a director of the Company on April 9, 1997. Since 1993, Mr. Cohen was President of Diagnostic Monitoring, a diagnostic medical device company distributing cardiovascular products worldwide. From 1990 to 1993, he was Vice President, Sales and Marketing of Diagnostic Monitoring. From 1988 to 1990 Mr. Cohen was President of BioAnalogics, Inc., a development stage medical device manufacturer. During his tenure at Brentwood Instruments, Inc., a distributor of cardiopulmonary devices from 1981 to 1988, Mr. Cohen held various sales and marketing position, including Vice President of Sales and Marketing from 1985 to 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

     J. DONALD HILL has been serving as a director of the Company since September 19, 1994. Since January 1996, Mr. Hill has been Chief Executive Officer and Chairman of the Board of Excel Technology, Inc., a publicly traded company engaged primarily in the manufacture of laser products and systems. He has served as President of Excel Technology since 1994. Mr. Hill has also served as President of Excel/Quantronix, Inc., a wholly-owned subsidiary of Excel Technology, since November 1992 and was a business consultant to Excel/Quantronix from February 1992 to November 1992. From January 1992 to October 1991, Mr. Hill was Chief Executive Officer of Medstone International, Inc. From 1988 to 1990 he was Director of Corporate Finance at Weeden & Co., an investment firm and member of the New York Stock Exchange. Mr. Hill served as Vice Chairman of First Affiliated Securities, Inc. from 1978 to 1988, and from 1966 to 1977 was a General Partner of Loeb, Rhoades & Company. Since November 1995, Mr. Hill has served as a director of Cryomedical Sciences, Inc., a publicly traded company engaged primarily in the development and manufacture of products for use in the field of low-temperature medicine.

     PAUL D. QUADROS has been a director of the Company since its formation in May 1991. He is the Chairman of the Board of UroGen Corp., a developer of pharmaceuticals to treat prostate cancer. Prior to joining UroGen in June 1995, Mr. Quadros served as Senior Vice President and Chief Financial Officer of Thermatrix, Inc., a manufacturer of pollution control equipment. Prior to joining Thermatrix in June 1994, Mr. Quadros was a General Partner of Technology Funding, a venture capital management organization. During his tenure at Technology Funding he was a member of the Commitments Committee from 1986 - 1994, serving as its Chairman from 1987-1990. From 1991-1994 he was Chairman of Technology Funding's Medical Investment Committee and was actively involved in managing Technology Funding's health care portfolio. Mr. Quadros served on the board of directors of Medstone International, Inc. from 1988-1995. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from the UCLA Graduate School of Management. He currently serves on the board of directors at NeoVision Corporation and Phenotypics Corporation.

     RODERICK DE GREEF became director of the Company on April 9, 1997. Mr. de Greef has been a principal in Sorbus Asset Strategies, S.A., a Swiss based merchant bank and financial consulting firm, and its predecessor organization, since January 1996. Mr. de Greef has worked closely with a number of development stage companies in senior financial management positions, and has been involved with the financing of public companies, including mergers and acquisitions, public offerings and strategic financial management. Mr. de Greef presently is a member of the Board of Directors of six development stage companies. From October 1990 to December 1996, Mr. de Greef was Vice President, Chief Financial Officer, and a Director of International BioAnalogics Systems, Inc., a development stage medical device manufacturer and distributor. Mr. de Greef received a BA degree in Economics in International Relations from San Francisco State University in 1983 and a Masters degree in business administration from the University of Oregon in 1993.

     All directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualified.

     No family relationship exists between any director or executive officer and any other director or executive officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus payments in excess of $100,000 during the year ended December 31, 1996.

                         SUMMARY OF COMPENSATION TABLE

                                                                             LONG-TERM COMPENSATION
                                                                     --------------------------------------
                                         ANNUAL COMPENSATION                   AWARDS               PAYOUTS
                                   --------------------------------  --------------------------     -------
     NAME                                                  OTHER     RESTRICTED
      AND                                                 ANNUAL        STOCK                        LTIP         ALL OTHER
   PRINCIPAL             FISCAL    SALARY     BONUS    COMPENSATION    AWARDS(S)   OPTIONS/SARS     PAYOUTS     COMPENSATION
   POSITION               YEAR      ($)        ($)          ($)           ($)           (#)           ($)            ($)
------------            -------    ------    ------    ------------  -----------   ------------     -------     ------------
Prabodh Mathur (1)        1996     80,000    30,000         ---          ---           ---            ---            ---
Acting President          1995     80,000    40,000         ---          ---           ---            ---            ---
                          1994     18,205      ---          ---          ---       1,250,000(2)       ---            ---

----------------
(1) The Company hired Mr. Mathur as a full-time employee concurrent with the consummation of the Private Placement in September 1994. Mr. Mathur resigned from the Company effective January 6, 1997.

(2) Represents options to purchase 1,250,000 shares of Common Stock at $.15 per share. The options terminated on April 6, 1997.

EMPLOYMENT AND CONSULTING AGREEMENTS

      In February 1997, the Company entered into an employment agreement with Raymond Cohen pursuant to which he was named President & Chief Executive Officer. Mr. Cohen's base salary will be $120,000 per annum, plus such bonuses and stock options which he may be eligible to receive based on incentive plans approved by the Board of Directors. In addition, Mr. Cohen will receive a car allowance of $6,000 per annum.

1991 STOCK OPTION PLAN

      The Company's 1991 Stock Option Plan (the "1991 Plan") provides for the granting of stock options intended to qualify as incentive stock options and stock options not intended to qualify as incentive stock options ("non-statutory options"). The 1991 Plan may be administered by a committee of two or more persons appointed by the Company's Board of Directors (the "Committee") or by the Board of Directors itself carrying out the Committee's functions. Options may be granted to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1991 Plan the Board of Directors (or Committee) determines is in the Company's best interests ("Eligible Grantees"). Up to 700,000 shares of Common Stock may be issued under the 1991 Plan. Such number of shares, as well as the number of shares issuable upon an option's exercise and the exercise price, are subject to adjustments set forth in the 1991 Plan in certain events.

      The per share exercise price of an incentive stock option granted under the 1991 Plan must not be less than 100% of the fair market value of a share of the Common Stock on the date of grant and the option may not be exercised more than 10 years after its grant date. If an incentive stock option is granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation, the exercise price may not be less than 110% of such fair market value and the option may not be exercised more than five years after its grant date.

      Outstanding options may be terminated or accelerated in the event of certain corporate acquisitions or change of control events. An option granted under the 1991 Plan is generally not assignable or transferable by the grantee other than by will or the laws of inheritance. Other vesting, termination and payment provisions for incentive and non-statutory options may be determined by the Board of Directors (or Committee).

      As of December 31, 1996, the Company has issued under the 1991 Plan options to purchase an aggregate of 2,015,000 shares of Common Stock, of which, 252,667 were exercised. 512,333 were canceled, and 1,250,000 were outstanding. As of December 31, 1996; there were no options available to be granted under the 1991 Stock Option Plan.

1993 STOCK OPTION PLAN

      The 1993 Stock Option Plan (the "1993 Plan") authorizes the granting of incentive stock options to employees of the Company, including officers, and non-statutory stock options to employees, including officers, and directors of the Company, as well as to certain consultants and advisors.

      The 1993 Plan also authorizes the yearly grant to members of the Board of Directors of the Company of non-statutory stock options to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value thereof on the date of grant ("Directors' Options").

      Up to 800,000 shares of Common Stock may be issued under the 1993 Plan, subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges or other capital adjustments.

      The option price for the Common Stock underlying options granted pursuant to the 1993 Plan (other than Directors' Options) is determined by the Board of Directors or a committee designated by the Board of Directors and consisting of two or more members, but in no event shall it be, with respect to incentive stock options, less than 100% of the fair market value of the Common Stock on the date it is granted (110% in the case of optionees who own more than 10% of the voting power of all classes of stock of the Company). The exercise price for non-statutory options (other than Directors' Options) may be less than 100% of the fair market value of the Common Stock on the date the Option is granted. The 1993 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the Common Stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

      No option granted under the 1993 Plan may be exercised after the expiration of the option, which may not, in any case, exceed 10 years from the date of grant (five years in the case of optionees who own more than 10% of the voting power of all classes of the stock of the Company).

      As of December 31, 1996, the Company has issued under the 1993 Plan options to purchase an aggregate of 830,000 shares, none of which have been exercised, 385,000 of which have been canceled due to terminations, and 445,000 of which were outstanding. There are 355,000 shares available to be granted under the 1993 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of April 14, 1997, certain information regarding the beneficial ownership of Common Stock and Preferred Stock by (i) each stockholder known to the Company to be the beneficial owner of more than 5% of the outstanding shares thereof; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all officers and directors of the Company as a group.

                       NAME AND ADDRESS OF BENEFICIAL         AMOUNT AND NATURE OF
TITLE OF CLASS                      OWNER                     BENEFICIAL OWNERSHIP      PERCENT OF CLASS (1)
-----------------   -------------------------------------     --------------------      --------------------
Common              Medstone, Inc.                                       7,248,822(2)                  18.8%
                    100 Columbia
                    Suite 100
                    Aliso Viejo, CA 92656

Common              Parsons & Whittemore Ltd.                            6,263,333                     16.7%
                    20/26 Wellesley Road
                    Surrey, England

Common              Suan Investments, Inc.                               2,000,000(3)                   5.1%
                    911 Stevens Road
                    Hillside, NJ 07025

Common              L Rolls Ltd.                                         3,321,333                      8.9%
                    45 River Court
                    London, England

Common              Breslow & Walker, LLP                                3,035,000(4)                   7.5%
                    767 Third Avenue
                    New York, New York 10017

Common              Technology Funding, Inc.                             2,315,147(5)                   5.9%
                    200 Alameda de las Pulgas
                    San Mateo, CA 94402

Common              Howard K. Cooper (10)                                1,899,373(6)                   4.9%
                    5940 Fairhaven Avenue
                    Woodland Hills, CA 91367

Common              Prabodh Mathur (11)                                    754,687(7)                   2.0%
                    100 Columbia, Suite 100
                    Aliso Viejo, CA 92656

Common              J. Donald Hill                                         767,977(7)                   2.0%
                    8 Hammond Drive, Suite 111
                    Irvine, CA 92618

Common              Paul D. Quadros                                        307,000(9)                      *
                    1400 Fashion Island Blvd., Suite 80
                    San Mateo, CA 94404

Common              Raymond W. Cohen (12)                                        -                        -
                    8 Hammond Drive, Suite 111
                    Irvine, CA 92618

Common              Roderick de Greef (12)                                       -                        -
                    8 Hammond Drive, Suite 111
                    Irvine, CA 92618

Series A            Raymond W. Cohen                                     5,714.285                      100%
Covertible          8 Hammond Drive, Suite 111
Preferred Stock     Irvine, CA 92618

Common Stock        All officers and directors as a group                1,829,664                      4.7%
                    (five persons)(7)(8)(9)(12)(13)
Preferred Stock                                                          5,714,.285                     100%
----------------

(1) Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage of the outstanding shares held by a person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 1,000,000 shares issuable upon exercise of outstanding warrants.
(3) Consists of 2,000,000 shares issuable upon exercise of outstanding warrants.
(4)   Includes 3,000,000 shares issuable upon exercise of warrants.
(5) Includes (i) 437,130 shares held and 1,666,667 shares subscribed by Technology Funding Partners and (ii) 211,350 shares held by Technology Funding Partners II. Technology Funding, Inc. is the managing general partner of Technology Funding Partners I and Technology Funding Partners
      II. Technology Funding, Inc. is entitled to exercise voting and investment power with respect to all shares owned by Technology Funding Partners I and Technology Funding Partners II and therefore may be deemed to be the beneficial owner of such shares.
(6) Includes 1,199,605 shares issuable upon exercise of outstanding warrants.
(7)   Includes 384,803 shares issuable upon exercise of outstanding warrants.
(8)   Includes 650,000 shares issuable upon exercise of outstanding warrants.
(9) Includes (i) 200,000 shares issuable upon exercise of outstanding warrants and (ii) 25,000 shares issuable upon exercise of presently outstanding stock options.
(10)  Resigned from the Company effective April 12, 1996.
(11)  Resigned from the Company effective January 6, 1997.
(12)  Elected as a director on April 9, 1997.
(13) Does not include Mr. Cooper due to his resignation from the Company effective April 12, 1996.

*     Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the period June 1991 through December 31, 1993, the Company received loans in the aggregate principal amount of $510,000 from Medstone International, Inc. ("Medstone"). The loans were evidenced by the promissory note ("the Medstone Note") bearing interest at a rate of 8% per annum, payable quarterly, were secured by the Company's assets and were scheduled to mature on April 1, 1995. In connection with such loans, the Company issued to Medstone the Medstone Warrants to purchase 3,400,000 shares of Common Stock ("Medstone Warrants") for an aggregate exercise price of $510,000. In July 1994, the Company entered into an agreement with Medstone pursuant to which, (i) Medstone exercised the Medstone Warrants to the extent of 2,720,000 shares, (ii) the Company utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the Medstone Note, (iii) the due date for the remaining principal balance on the Medstone Note ($102,000) was extended to April 1, 1996, (iv) Medstone maintained its current lien on the assets of the Company until the balance of the Medstone Note is paid, (v) the expiration date for the remaining Medstone Warrants to purchase 680,000 shares of Common Stock was changed to March 31, 1996, and (vi) all outstanding unsecured obligations owing by the Company to Medstone (approximately $175,000) were satisfied by subscription of 1,800,000 shares of Common Stock and issuance of a ten year warrant to purchase 1,000,000 shares of Common Stock at $.001 per share. In April 1996, Medstone exercised its 680,000 warrants for gross proceeds of $102,000, the Company used these proceeds to repay the principal of the note in the amount of $102,000, and Medstone released its lien on the Company's assets. The Company also issued a total of 419,054 shares of Common Stock to Medstone in lieu of cash payments of interest owed on the Medstone Note from the period April 1, 1992 to December 31, 1995.

      In July 1994, the Company entered into an agreement with Breslow & Walker, counsel to the Company, and Howard K. Cooper, former Chairman, to defer collection of payables of $86,000, and $30,000, respectively, until the earlier of March 19, 1996 or completion of the next public offering of securities of the Company. The Company had negotiated extensions on these terms for Breslow and Walker to extend the due date until a successful closure of funding of the Company, and has paid all amounts due to Mr. Cooper.

      On April 11, 1997, the Company acquired from Raymond Cohen, the President and Chief Executive Officer of the Company ("Cohen"), Innovative Physicians Services, Inc. d/b/a Diagnostic Monitoring ("IPS"), a Nevada corporation engaged in the sale of medical diagnostic equipment, particularly Holter technology, through a network of domestic and international distributors, for 5,714.285 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Series A Preferred Stock (i) is entitled to 1,000 votes per share; (ii) is convertible into 1,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and (iii) automatically shall convert into 1,000 shares of Common Stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of Common Stock to allow such conversion. A more complete description of the transaction has been filed on a Form 8-K.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)         INDEX TO FINANCIAL STATEMENTS                               Page
                                                                         ------
              1. Financial Statements
                 Report of Independent Auditors                              19

                 Balance Sheets at December 31, 1996 and 1995...........     20
                 Statements of Operations for the years ended
                   December 31, 1996, 1995 and 1994, and
                   the period from May 20, 1991 (inception) to
                   December 31, 1996....................................     21
                 Statement of Stockholders' Equity (Deficiency)
                   for the period from May 20, 1991 (inception) to
                   December 31, 1996....................................  22-23

                 Statements of Cash Flows for the years ended
                   December 31, 1996, 1995 and 1994, and the
                   period from May 20, 1991 (inception) to
                   December 31, 1996....................................     24

                 Notes to Financial Statements..........................     25

              2. Schedules to Financial Statements
                 All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

  (b) REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed with the Commission during the quarter ended December 31, 1996.

  (c) EXHIBITS


   Exhibit
     No.                            Description
   -------                          -----------
     3.1            Certificate of Incorporation/ (1)/
     3.2            Bylaws /(1)/
     3.3            Certificate of Designation for Series A Convertible
                    Preferred Stock /(7)/
     4.1            Warrant Certificates of Howard K. Cooper and Prabodh Mathur
                    /(2)/
     4.2            Warrant Certificates of A.R. Baron, Breslow & Walker, Howard
                    K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc./
                    (3)/
     4.3            Amended Warrant Certificate of Medstone, Inc./(3)/
    10.1            1991 Stock Option Plan, as amended /(4)/
    10.2            Agreement, dated July 20, 1994 between Fran Daniels
                    and the Company /(3)/
    10.3            Agreement, dated July 20, 1994, between Breslow &
                    Walker and the Company /(3)/
    10.4            Facility Lease dated September 30, 1994 for 8 Hammond Drive,
                    Irvine, CA. /(5)/
    10.5            Agreement dated October 1, 1994 between Financial Sciences of America and the Computer/(5)/.
    10.6            Employment Agreement, dated January 1997 between the Company and Raymond Cohen
    10.7            1993 Stock Option Plan
    10.8            Agreement and Plan - (Merger, dated April 9, 1997, by and
                    ______ the Company, Raymond W. Cohen, Innovative Physicians
                    Service, Inc. d/b/a Diagnostic Monitoring and CS1 Merging
                    corporations /(7)/
    10.9            Promissory Note, dated April 9, 1997 in principal amount of
                    $100,000 payable to Raymond W. Cohen /(6)/
    27              Financial Data Schedule /(7)/

_________________________
 (1) Previously filed with the Company's Application for Registration on Form 10 dated October 2, 1991.
 (2) Previously filed with the Company's Form 10-K for the year ended December 31, 1992.
 (3) Previously filed with the Company's Form 10-K for the year ended December 31, 1993.
 (4) Previously filed under Amendment No. 1, dated April 18, 1992, to Application For Registration on Form 10.
 (5) Previously filed with the Company Form 10-K for the year ended December 31, 1994.
 (6) Previously filed with Form 8-K on April 14, 1997.
 (7) To be filed by Amendment.
 (8) Previously filed with Form S-8 June 8, 1993.

                                    SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        CARDIAC SCIENCE, INC.



                                        By: /s/    RAYMOND W. COHEN
                                           ---------------------------------
                                                   Raymond W. Cohen
                                                   President &
                                                   Chief Executive Officer




                                        By: /s/    RAYMOND W. COHEN
                                           ---------------------------------
                                                   Raymond W. Cohen
                                                   (Principal Financial Officer)



Date:  March 30, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                                       Title            Date
---------                                       -----            ----

/s/ J. DONALD HILL                             Director      March __, 1997
-------------------------------------------
    J. Donald Hill


/s/ PAUL QUADROS                               Director      March __, 1997
-------------------------------------------
    Paul Quadros