Form 10-K405/A
period 1996-12-31
CARDIAC SCIENCE INC
filed 1997-04-25
CIK 876188

               =================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A No. 1
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                    =======================================

                               TABLE OF CONTENTS

                                                                     Page
                        Item Number and Caption                     Number
                        -----------------------                     ------
PART I

  Item 1.       Business...........................................    3
  Item 2.       Properties.........................................   13
  Item 3.       Legal Proceedings..................................   13
  Item 4.       Submission of Matters to a Vote of Security Holders   13


PART II

  Item 5.       Market for Registrant's Common Equity
                and Related Stockholder Matters....................   14
  Item 6.       Selected Financial Data............................   15
  Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations................   16
  Item 8.       Financial Statements and Supplementary Data........   18
  Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................   18


PART III

  Item 10.      Directors and Executive Officers of the Registrant.   33
  Item 11.      Executive Compensation.............................   34
  Item 12.      Security Ownership of Certain Beneficial
                Owners and Management..............................   37
  Item 13.      Certain Relationships and Related Transactions.....   39


PART IV

  Item 14.      Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K............................   40

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

  (c) EXHIBITS


   Exhibit
     No.                            Description
   -------                          -----------
     3.1            Certificate of Incorporation/ (1)/
     3.2            Bylaws /(1)/
     3.3            Certificate of Designation for Series A Convertible
                    Preferred Stock /(6)/
     4.1            Warrant Certificates of Howard K. Cooper and Prabodh Mathur
                    /(2)/
     4.2            Warrant Certificates of A.R. Baron, Breslow & Walker, Howard
                    K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc./
                    (3)/
     4.3            Amended Warrant Certificate of Medstone, Inc./(3)/
    10.1            1991 Stock Option Plan, as amended /(4)/
    10.2            Agreement, dated July 20, 1994 between Fran Daniels
                    and the Company /(3)/
    10.3            Agreement, dated July 20, 1994, between Breslow &
                    Walker and the Company /(3)/
    10.4            Facility Lease dated September 30, 1994 for 8 Hammond Drive,
                    Irvine, CA. /(5)/
    10.5            Agreement dated October 1, 1994 between Financial Sciences of America and the Computer/(5)/.
    10.6            Employment Agreement, dated January 1997 between the Company and Raymond Cohen/9/
    10.7            1993 Stock Option Plan/9/
    10.8            Agreement and Plan - (Merger, dated April 9, 1997, by and
                    among the Company, Raymond W. Cohen, Innovative Physicians
                    Service, Inc. d/b/a Diagnostic Monitoring and CS1 Merging
                    corporations /(6)/
    10.9            Promissory Note, dated April 9, 1997 in principal amount of
                    $100,000 payable to Raymond W. Cohen /(6)/
    27              Financial Data Schedule /(7)/

_________________________
 (1) Previously filed with the Company's Application for Registration on Form 10 dated October 2, 1991.
 (2) Previously filed with the Company's Form 10-K for the year ended December 31, 1992.
 (3) Previously filed with the Company's Form 10-K for the year ended December 31, 1993.
 (4) Previously filed under Amendment No. 1, dated April 18, 1992, to Application For Registration on Form 10.
 (5) Previously filed with the Company Form 10-K for the year ended December 31, 1994.
 (6) Previously filed with Form 8-K on April 14, 1997.
 (7) Included in this Amendment.
 (8) Previously filed with Form 10-K on April 15, 1997.

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