Form 10QSB
period 1997-03-31
CARDIAC SCIENCE INC
filed 1997-05-15
CIK 876188

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q SB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               -------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19567
                                                -------

                             CARDIAC SCIENCE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   DELAWARE                                             33-0465681
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


  1176 Main Street, Suite C, Irvine, California              92614
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code:   (714)587-0357

  8 Hammond Drive, Suite 111, Irvine, California             92618
------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the Common Stock of the registrant outstanding as of May 9, 1997 was 37,471,177.

                             CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-Q

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements:

         Balance Sheets
           March 31, 1997 (Unaudited) and
           December 31, 1996                                               3

         Statements of Operations (Unaudited)
           Three Months Ended March 31, 1997
           and 1996 and period from May 20, 1991
           (inception) to March 31, 1997                                   4

         Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 1997 and
           1996 and period from May 20, 1991 (inception) to
           March 31, 1997                                                  5

         Notes to Unaudited Financial Statements                           6

Item 2.  Management's Discussion or Plan of Operations                     8


                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11

                             CARDIAC SCIENCE, INC.
                             ---------------------
                         (A development stage company)

                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

                                                        March 31,       December 31,
                                                          1997             1996
                                                       -----------      ------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents...............             $   232,930      $    413,311
  Prepaid expenses........................                  12,128            10,893
                                                       -----------      ------------

    Total current assets..................                 245,058           424,204

Equipment, at cost........................                  70,286            70,286
  Less accumulated depreciation...........                 (48,658)          (45,639)
                                                       -----------      ------------

  Equipment, net..........................                  21,628            24,647

Other assets..............................                   4,012             4,012
                                                       -----------      ------------
                                                       $   270,698      $    452,863
                                                       ===========      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable                                     $   123,497      $    129,186
  Accrued expenses                                           4,216             4,216
  Accrued payroll                                           42,268            50,269
                                                       -----------      ------------
    Total current liabilities                              169,981           183,671

Stockholders' equity:
 Preferred stock - $.001 par
  value; 1,000,000 shares
  authorized, none issued or outstanding
  at March 31, 1997 and December 31, 1996
 Common stock - $.001 par value:
   Authorized shares - 40,000,000
   Issued and outstanding shares 37,471,177
   at March 31, 1997 and 37,321,177
   at December 31, 1996....................                 37,423            37,273
   Common stock subscribed - 1,666,667 at
   March 31, 1997 and 1,816,667 at December
   31, 1996................................                250,000           268,000
 Additional paid-in capital................              4,936,824         4,918,974
 Deficit accumulated during the
  development stage........................             (5,123,530)       (4,955,055)
                                                       -----------      ------------
    Total stockholders' equity.............                100,717           269,192
                                                       -----------      ------------
                                                       $   270,698      $    452,863
                                                       ===========      ============

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)




                                                                  Period from
                                 Three months    Three months      May 20, 1991
                                     ended           ended        (inception to)
                                   March 31,        March 31,         March 31,
                                     1997            1996              1997
                                -------------   --------------   ---------------
 Costs and expenses:
 Research and development....    $    78,536      $   123,622    $ 2,068,901
 General and administrative..         93,476          107,728      2,757,259
 Interest expense............            ---              ---        194,814
 Interest income.............         (3,537)         (13,613)      (148,172)
                                 -----------      -----------    -----------
   Total costs and expenses..        168,475          217,737      4,872,802
Income taxes.................            ---              200          5,728
                                 -----------      -----------    -----------
Loss before extraordinary
 expense.....................       (168,475)        (217,937)    (4,878,530)

Extraordinary expense from
 extinguishment of debt......            ---              ---        245,000
                                 -----------      -----------    -----------

Net loss.....................    $  (168,475)     $  (217,937)    (5,123,530)
                                 ===========      ===========    ===========
Loss per share...............    $      (.00)     $      (.01)
                                 ===========      ===========

Number of shares used in the
 computation of loss per
 share.......................     39,137,844       38,207,844
                                 ===========      ===========


                            See accompanying notes.

                             CARDIAC SCIENCE, INC.
                         (A development stage company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)


                                                                                                  Period from
                                                                  Three months ended             May 20, 1991
                                                                        March 31,                (inception) to
                                                        -------------------------------------      March 31,
                                                               1997                1996              1997
                                                        -------------------   ---------------   --------------
Cash flows from operating activities:
 Net loss.............................................            $(168,475)       $ (217,937)     $(5,123,530)
 Adjustments to reconcile net loss to net...........
  cash provided by (used in) operating activities:...
   Depreciation.......................................                3,019             3,190           48,658
   Accounts payable converted to notes payable
    to related parties...............................                   ---               ---          305,371
   Amortization of unearned compensation
    from issuance of warrants........................                   ---               ---          149,000

   Non-cash extraordinary charge......................                  ---               ---          245,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets........               (1,235)           (1,469)         (12,128)
     Accounts payable.................................               (5,689)          (13,805)         317,029
     Accrued payroll..................................               (8,001)           (7,664)          42,268
     Accrued interest.................................                  ---               ---          142,461
     Accrued expenses.................................                  ---               ---            4,216
     Other, net.......................................                  ---               ---           (4,012)
                                                                  ---------        ----------       ----------
   Net cash used in operating activities..............             (180,381)         (237,685)      (3,885,667)
                                                                  ---------        ----------       ----------
Cash flows from investing activities - purchase
         of equipment.................................                  ---               ---          (70,286)
                                                                  ---------        ----------       ----------
Cash flows from financing activities:.................
     Proceeds from notes payable to related parties...                  ---               ---          450,000
   Payments of notes payable to related party.........                  ---               ---         (565,402)
   Proceeds of advance from related party.............                  ---               ---           10,600
   Payments of advance from related party.............                  ---               ---          (10,600)
   Proceeds from issuance of and subscription
     for Common Stock.................................                  ---            16,050        4,304,285
                                                                  ---------        ----------       ----------
   Net cash provided by financing activities.......                     ---            16,050        4,188,883
                                                                  ---------        ----------      -----------

Net increase (decrease) in cash and equivalents......              (180,381)         (221,635)         232,930
                                                                  ---------        ----------      -----------
Cash and equivalents at beginning of period..........               413,311         1,177,806                0
                                                                  ---------        ----------      -----------
Cash and equivalents at end of period................             $ 232,930        $  956,171      $   232,930
                                                                  =========        ==========      ===========

Supplemental cash flow disclosures:..................
   Cash paid during the period for:.....................
     Income taxes.......................................          $     ---        $      200      $     5,728
     Interest...........................................          $     ---        $      ---      $    44,851
Supplemental schedule of noncash investing
 and financing activities:
   Accounts payable, note payable and accrued interest
    paid by issuance of Common Stock.....................         $     ---        $      ---      $   639,564

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1997

A.  Organization and Operations of the Company

    Cardiac Science, Inc. ("Cardiac Science" or "the Company") is a development stage company engaged in the development of a line of non-surgical, non-invasive automatic external cardioverter defibrillator ("AECD") devices (the "Products") to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The Products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via electrodes attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm.

    There are four AECD devices under development by the Company: (i) the Powerheart(R) bedside model for in-hospital use; (ii) a Powerheart(R) portable model, which can be attached to an intravenous pole and transported within the hospital; (ii) a light-weight, ambulatory vest model which can be worn continuously by at-risk patients; and (iv) a public access defibrillator which can be used by non-technical individuals outside of the hospital environment. The Company's primary objective is to pioneer the commercialization of AECD devices that obviate the need for human intervention to successfully treat arrhythmias and cardiac arrest. The Company believes that the Products will be ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological advantages in the development of AECD devices. The Company has been issued one patent, and has one additional patent under exclusive license relating to its AECD technology.

  Basis of Presentation and Continued Existence
  ---------------------------------------------

    The Company is in the development stage. From May 20, 1991 (inception) through March 31, 1997 the Company has not generated any operating revenues and has incurred losses of $5,123,530. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure.

    On April 11, 1997, the Company acquired Diagnostic Monitoring (see Subsequent Event - B) a corporation involved in the worldwide distribution of cardiac devices and supplies, primarily PC-based Holter ECG systems and Holter recorders. While the acquisition of Diagnostic Monitoring will provide Cardiac Science with a revenue base, additional capital will be needed to fulfill the Company's research and product development goals. Cardiac Science is currently seeking equity capital through a private placement of its common stock. There is no assurance the Company will be successful in raising additional capital.

  In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-K/A No.1 filed with the Securities and Exchange Commission on April 25, 1997. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the full year.

B.  Subsequent Event

  On April 11, 1997, the Company acquired from Raymond Cohen, the President and Chief Executive Officer of the Company ("Cohen"), Innovative Physicians Services, Inc. d/b/a/ Diagnostic Monitoring ("IPS"), a Nevada corporation engaged in the sale of medical diagnostic equipment, particularly Holter technology, through a network of domestic and international distributors, for 5,714.285 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Series A Preferred Stock is entitled to 1,000 votes per share; (ii) is convertible into 1,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and (iii) automatically shall convert into 1,000 shares of Common Stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of Common Stock to allow such conversion. A more complete description of the transaction was filed on a Form 8-K, dated April 9, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

    The Company is a development stage company which is primarily engaged in the development of non-invasive automatic defibrillator devices to treat persons suffering from or at high risk of, life threatening arrhythmias. The Company commenced operations in May 1991. Its operations to date have consisted primarily of organizational activities, research and development, FDA testing, and financing related activities. The Company has not generated any revenues from inception through March 31, 1997.


Results of Operations
---------------------

    For the three months ended March 31, 1997, the Company had no revenues and a net loss of $168,475 compared to no revenues and a net loss of $217,937 for the three months ended March 31, 1996. The decreased loss reflects the Company's reduction of product development expenses while awaiting FDA review of the Company's 510(k) filing to determine where additional efforts should be devoted.

    Research and development expenses decreased to $78,536 for the three months ended March 31, 1997, from $123,622 for the three months ended March 31, 1996, due to lower headcount, corresponding lower payroll expenses and fewer clinical trials.

    General and administrative expenses decreased to $93,476 for the three months ended March 31, 1997, from $107,728 for the three months ended March 31, 1996, due to lower payroll expenses relating to the transition of executive officers during the quarter.

    Interest income decreased to $3,537 for the three months ended March 31, 1997, from $13,613 in the same period in the prior year, due to the decrease in investable cash as a result of expenditures for operations.

    Reference is made to Note A to the Unaudited Financial Statements for a summary of products under development by the Company.


Liquidity and Capital Resources
-------------------------------

    At March 31, 1997, the Company had cash and cash equivalents and working capital of $232,930 and $75,077, respectively, as compared to cash and cash equivalents and working capital of $413,311 and $240,533 at December 31, 1996, respectively.

    The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next three months. In April 1997, the Company acquired

Diagnostic Monitoring, a corporation involved in the worldwide distribution of cardiac devices and supplies. The acquisition of Diagnostic Monitoring provides Cardiac Science with a revenue base, however, additional capital will be required to finance the Company's research and product development plans. Cardiac Science is currently seeking equity capital through a private placement of its common stock. However, there can be no assurance that such an offering can be consummated or that the Company will be able to obtain alternative financing. In the event the Company is unable to obtain any such financing, the Company will be unable to complete development of its products, will have to curtail operations and may be unable to continue as a going concern.

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

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a) Exhibit 11 - Computation of Per Share Information.
         b) Exhibit 27 - Financial Data Schedule
         c) The Company filed a report on Form 8-K, dated April 9, 1997, with the Commission relating to the acquisition of Diagnostic Monitoring.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                     CARDIAC SCIENCE, INC.
                                     ---------------------







Date:   May 15, 1997                 By:   Raymond W. Cohen
      ----------------               ----------------------
                                     Raymond W. Cohen
                                     President,
                                     Chief Executive Officer and
                                     Chief Financial Officer