Form 10QSB
period 1997-06-30
CARDIAC SCIENCE INC
filed 1997-08-14
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 1997
                              -----------------------------------------

                                      OR

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19567

                               CARDIAC SCIENCE, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                       33-0465681
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)


  1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA                92614
 -------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:        (714) 587-0357

  8 HAMMOND DRIVE, SUITE 111, IRVINE, CALIFORNIA               92618
 -------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the Common Stock of the registrant outstanding as of July 31, 1997 was 37,471,177.

                              CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                         PART I.  FINANCIAL INFORMATION
                                                                       PAGE NO.
                                                                       --------
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets
              June 30, 1997 (Unaudited) and
              December 31, 1996                                             3

          Consolidated Condensed Statements of Operations (Unaudited)
              Three and six months ended June 30, 1997
              and 1996                                                      4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
              Six months ended June 30, 1997 and 1996                       5

          Consolidated Condensed Notes to Financial Statements
              (Unaudited)                                                   6

Item 2.   Management's Discussion and analysis of                           9
          financial condition and results of operation

                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

                              CARDIAC SCIENCE, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       JUNE 30,   DECEMBER 31,
                                                        1997         1996
                                                    ----------   ------------
                                                    (Unaudited)

Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $   15,783   $   413,311
  Trade accounts receivable . . . . . . . . . . .      195,362            --
  Inventories . . . . . . . . . . . . . . . . . .      119,634            --
  Other current assets  . . . . . . . . . . . . .       53,982        10,893
     -                                                ----------  -----------
     Total current assets . . . . . . . . . . . .      384,761       424,204

Equipment, at cost  . . . . . . . . . . . . . . .       98,332        70,286
  Less accumulated depreciation  . . . . . . . .       (51,658)      (45,639)
                                                     ----------  ------------

  Equipment, net  . . . . . . . . . . . . . . . .       46,674        24,647

Goodwill, net of amortization of $ 10,952 . . . .      646,186            --
Other assets  . . . . . . . . . . . . . . . . . .        5,784         4,012
                                                    ----------   ------------
                                                    $1,083,405   $   452,863
                                                    ----------   ------------
                                                    ----------   ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit . . . . . . . . . . . . . .    $  34,998   $        --
  Accounts payable and accrued expenses . . . . .      516,257       133,402
  Accrued payroll . . . . . . . . . . . . . . . .       17,202        50,269
  Note payable  . . . . . . . . . . . . . . . . .       85,309            --
                                                    ----------   ------------
     Total current liabilities  . . . . . . . . .      653,766       183,671
                                                    ----------   ------------
                                                    ----------   ------------
Stockholders' equity:
  Preferred stock - $.001 par value;
    1,000,000 shares authorized, 5,714
    issued and outstanding at June 30,
    1997 and 0 at December 31, 1996  . . . . . .       600,000            --
  Common stock - $.001 par value:
    Authorized shares - 40,000,000
    Issued and outstanding shares
    37,471,177 at June 30, 1997
    and 37,321,177 at December 31,
    1996   . . . . . . . . . . . . . . . . . . .        37,471        37,273
  Common stock subscribed  - 1,666,667 at
    June 30, 1997 and 1,816,667 at
    December 31, 1996  . . . . . . . . . . . . .       250,000       268,000
Additional paid-in capital . . . . . . . . . . .     4,936,776     4,918,974
Accumulated deficit    . . . . . . . . . . . . .    (5,394,608)   (4,955,055)
                                                    ----------   ------------
     Total stockholders' equity   . . . . . . . .      429,639       269,192
                                                    ----------   ------------
                                                  $  1,083,405   $   452,863
                                                    ----------   ------------
                                                    ----------   ------------

                             See accompanying notes.

                                 CARDIAC SCIENCE, INC.

                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                            Three months ended          Six months ended
                                                                            ------------------          ----------------
                                                                          June 30,      June 30,     June 30,      June 30,
                                                                           1997          1996         1997          1996
                                                                        ---------------------------------------------------

SALES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        408,998          ---      408,998          ---
   Cost of Sales . . . . . . . . . . . . . . . . . . . . . . . . .        209,447          ---      209,447          ---
                                                                       ----------   ----------   ----------   ----------
   Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . .        199,551          ---      199,551          ---

OPERATING EXPENSES:
   Research and development. . . . . . . . . . . . . . . . . . . .         51,392       98,446      129,928      222,068
   Selling expenses. . . . . . . . . . . . . . . . . . . . . . . .        115,193          ---      115,193          ---
   General and administrative. . . . . . . . . . . . . . . . . . .        299,283      111,736      392,759      219,464
                                                                       ----------   ----------   ----------   ----------
   LOSS FROM OPERATIONS. . . . . . . . . . . . . . . . . . . . . .       (266,317)    (210,182)    (438,329)    (441,532)

   Interest income, expense net. . . . . . . . . . . . . . . . . .         (4,656)      10,236       (1,119)      23,849
                                                                       ----------   ----------   ----------   ----------
Loss before provision for income taxes. .  . . . . . . . . . . . .       (270,973)    (199,946)    (439,448)    (417,683)
Provision for income taxes . . . . . . . . . . . . . . . . . . . .            105          183          105          383
                                                                       ----------   ----------   ----------   ----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (271,078)    (200,129)    (439,553)    (418,066)
                                                                       ----------   ----------   ----------   ----------
                                                                       ----------   ----------   ----------   ----------
Net loss per share.. . . . . . . . . . . . . . . . . . . . . . . .           (.01)        (.01)        (.01)        (.01)
                                                                       ----------   ----------   ----------   ----------
                                                                       ----------   ----------   ----------   ----------

Number of shares used in the computation of loss per
share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     39,137,844   38,987,844   39,137,844   38,597,844
                                                                       ----------   ----------   ----------   ----------
                                                                       ----------   ----------   ----------   ----------

                                                      See accompanying notes.

                                  CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                    Six months ended
                                                                    ----------------
                                                              June 30,           June 30,
                                                                1997               1996
                                                         ---------------    ----------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . .     $      (439,553)   $      (418,066)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation. . . . . . . . . . . . . . . . .               6,019              6,380
        Amortization . . . . . . . . . . . . . . . .              10,952                 --
        Changes in operating assets and liabilities
          (net of Diagnostic Monitoring assets and
          liabilities acquired):
             Trade receivables . . . . . . . . . . .             (65,787)                --
             Inventories . . . . . . . . . . . . . .               2,372                 --
             Other assets  . . . . . . . . . . . . .             (31,629)             3,919
             Accounts payable and accrued expenses .             104,552            (52,234)
             Accrued payroll . . . . . . . . . . . .             (33,067)             7,782
                                                         ---------------    ----------------

 Net cash used in operating activities . . . . . . .            (446,141)          (452,219)
                                                         ---------------    ----------------
 Cash flows from investing activities:
    Purchase of equipment. . . . . . . . . . . . . .             (10,705)                --
    Cash acquired in Diagnostic Monitoring
      acquisition. . . . . . . . . . . . . . . . . .              43,223                 --
                                                         ---------------    ----------------
    Net cash provided by investing activities. . . .              32,518                 --

    Cash flows from financing activities:
       Proceeds from line of credit. . . . . . . . .              16,095                 --
       Proceeds from issuance of and subscription
         for Common Stock. . . . . . . . . . . . . .                  --             16,050
                                                         ---------------    ----------------
       Net cash provided by financing activities . .              16,095             16,050
                                                         ---------------    ----------------
       Net decrease in cash and cash equivalents . .            (397,528)          (436,169)
                                                         ---------------    ----------------
       Cash and cash equivalents at beginning
          of period . . . . . . . . . . . . . . . .              413,311          1,177,806
                                                         ---------------    ----------------
       Cash and cash equivalents at end of
          period. . . . . . . . . . . . . . . . . .      $        15,783    $       741,637
                                                         ---------------    ----------------
                                                         ---------------    ----------------
       Supplemental cash flow disclosures:
         Cash paid during the period for:
           Income taxes. . . . . . . . . . . . . . .     $            --    $           383
           Interest. . . . . . . . . . . . . . . . .     $            --    $            --
       Non cash investing and financing activities:
         On April 11, 1997, the Company acquired
           Diagnostic Monitoring (see note 2). . . .     $       600,000                 --
           Accounts payable and accrued interest
           paid by issuance of common stock. . . . .     $            --             13,402

                            See accompanying notes.

                             CARDIAC SCIENCE, INC.

            CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

1.  ORGANIZATION AND OPERATIONS OF THE COMPANY

       Until the acquisition of Innovative Physician Services, Inc. d/b/a Diagnostic Monitoring ("Diagnostic Monitoring") on April 11, 1997 (see note
2) Cardiac Science, Inc. ("Cardiac Science" or the "Company") was a development stage company engaged in the development of a line of non-surgical, non-invasive automatic external cardioverter defibrillator ("AECD-Registered Trademark-") devices (the "Products") for the treatment of cardiac arrest. Cardiac Science has one wholly owned subsidiary, Diagnostic Monitoring, which develops, manufactures and distributes cardiac devices and supplies, primarily PC-based Ambulatory ECG ("Holter") systems and Holter recorders on a worldwide basis.

    BASIS OF PRESENTATION AND CONTINUED EXISTENCE

       The consolidated condensed financial statements include the accounts of the Company and of its wholly owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

       Until April 11, 1997, the Company was in the development stage. Subsequent to that date, the Company, through its subsidiary, engaged in the manufacture and sale of diagnostic medical equipment. For the quarter ending June 30,1997, the Company generated its first revenue of $408,998.

       From May 20, 1991 (inception) through June 30, 1997, the Company incurred losses of approximately $5.4 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure.

       While the acquisition of Diagnostic Monitoring provides Cardiac Science with a revenue base, additional capital will be needed to fulfill the Company's research and product development goals. The Company is currently seeking equity capital through a private placement of its common stock (see note 3).

       In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-K/A No.1. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the full year.

2.  ACQUISITION OF DIAGNOSTIC MONITORING

       On April 11, 1997, the Company acquired from Raymond W. Cohen, the President and Chief Executive Officer of the Company, Diagnostic Monitoring, a Nevada corporation engaged in the sale of medical diagnostic equipment, particularly Holter technology, through a network of domestic and international distributors, for 5,714 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Series A Preferred Stock is entitled to 1,000 votes per share; is convertible into 1,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and automatically shall convert into 1,000 shares of Common Stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of Common Stock to allow such conversion.

The total purchase price was estimated at $600,000, the fair market value of preferred stock issued. The fair market value of the preferred stock issued was estimated based on the trading value of the Company's common stock less a 30% discount to take into consideration the lack of the ability to trade and other features of the preferred stock. The fair market value of the note payable represents the discounted value (at 11.25%) of the note over 20 months.

       The transaction was accounted for under the purchase method and the purchase price was allocated to the fair market value of the assets and liabilities acquired as follows:

          Cash. . . . . . . . . . . . . . . . . . $  43,223
          Accounts receivable . . . . . . . . . .   129,575
          Inventory . . . . . . . . . . . . . . .   122,006
          Other assets. . . . . . . . . . . . . .    13,232
          Property and equipment. . . . . . . . .    17,341
          Goodwill. . . . . . . . . . . . . . . .   657,138
          Bank line of credit . . . . . . . . . .   (18,903)
          Accounts payable and accrued expenses .  (280,637)
          Note Payable. . . . . . . . . . . . . .   (82,975)
                                                   --------

      Preferred Stock Consideration . . . . . . . $ 600,000
                                                   --------
                                                   --------

       The $657,138 goodwill resulting from the purchase price allocation is being amortized over 15 years using the straight line method.

3.  PRIVATE PLACEMENT

       In January 1997, the Company entered into an advisory and consulting agreement (the "Sorbus Agreement") with Sorbus Asset Strategies, S.A., a Swiss company ("Sorbus"), a partner of which is a member of the Company's Board of Directors. Sorbus agreed, among other things, to locate, on a best efforts basis, potential investors to purchase shares of Common Stock. The Sorbus Agreement contemplates a financing of $2,000,000 (the "Financing") with a minimum of $1,500,000. As a condition precedent to the Financing, the Sorbus Agreement provides, among other things, that the Company shall have obtained the approval of its Board of Directors and stockholders to amend the Charter (i) to effectuate effect a one-for-11.42857143 reverse stock split of the issued and outstanding shares of the common stock and (ii) to reduce the number of authorized shares of Common Stock from 40,000,000 to 20,000,000 shares. On April 9, 1997, the Board of Directors of the Company unanimously approved the Reverse Stock Split and the Stock Reduction.

       On May 15, 1997, the Company held a special meeting of its stockholders to approve a proposed amendment to the Company's Certificate of Incorporation to (a) effect a one-for-11.42857143 reverse stock split of the issued and outstanding shares of Common Stock and (b) reduce the number of authorized shares of Common Stock from 40,000,000 to 20,000,000 shares. These resolutions were approved by a majority vote of the stockholders on May 15, 1997.

       On that date there were 37,471,177 shares of Common Stock issued and outstanding, each of which was given one vote on each matter presented at the meeting, and 5,714 shares of Preferred Stock issued and outstanding, each of which was given 1,000 votes on each Proposal. The holders of each class of stock voted as if they held one class of stock. In addition, the holders of Common Stock voted as a separate class on the Proposal to amend the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 40,000,000 to 20,000,000 shares.

       As of August 14, 1997, Sorbus raised $1,200,000 on behalf of the Company, and the Company anticipates, but there can be no assurance, that the minimum required of $1,500,000 will be attained by August 31, 1997. Such $1,200,000 is being held in escrow pending (and release to the Company is subject to) the meeting of the $1,500,000 minimum requirement, the satisfaction of certain conditions precedent to the Financing, and the consent of the investors to an extension of the offering termination date.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company is engaged in the development of non-invasive automatic defibrillator devices to treat persons suffering from or at high risk of, life threatening arrhythmias. The Company commenced operations in May, 1991. Until its acquisition of Diagnostic Monitoring in April, 1997, its operations have consisted primarily of research and development, organizational activities, FDA testing, and financing related activities.

     Cardiac Science's AECD devices are designed to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The Products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via disposable defibrillator pads attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm. Reducing time to defibrillation is widely recognized as the most effective way to increase survival from cardiac arrest.

     There are four AECD devices under development by the Company: (i) the Powerheart-Registered Trademark- bedside model for in-hospital use; (ii) a Powerheart portable model, which can be transported within the hospital;
(iii) a light-weight, ambulatory vest model which can be worn continuously by at-risk patients; and (iv) a public access defibrillator which can be used by non-technical individuals outside of the hospital environment. The Company's primary objective is to pioneer the commercialization of AECD devices that obviate the need for human intervention to successfully treat arrhythmias and cardiac arrest. The Company believes that the Products will be ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological advantages in the development of AECD devices. The Company has been issued one patent, and has one additional patent under exclusive license relating to its AECD technology.

     On February 26, 1997, the Company filed for 510(k) clearance from the United States Food and Drug Administration ("FDA") to allow it to begin marketing its Powerheart Automatic External Cardioverter Defibrillator in the United States. The filing is currently under review by the FDA.

     Diagnostic Monitoring develops, manufactures and distributes cardiac devices and supplies, primarily PC-based Ambulatory ECG ("Holter") systems and Holter recorders on a worldwide basis. Sales are made through qualified domestic and international distributors, pursuant to strategic distribution agreements, and managed by DM employees on a country-by-country basis. Distribution is currently in place with market coverage in 47 countries worldwide. In the United States, products are sold by distributors, as well as directly by the company to hospitals, physicians, and medical centers at prices that reflect market conditions. The company's products are primarily made in the United States. Certain products and components are subcontracted and manufactured to the company's specifications.

     RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1997, the Company had revenues of $408,998, and a net loss of $271,078 and $439,553, respectively, compared to no revenues and a net loss of $200,129 for the three month period ended June 30, 1996 and a net loss of $418,066 for the six month period ending June 30, 1996.

     In the quarter ending June 30,1997, the Company generated revenue of $408,998 attributed to the sale of products by its subsidiary, Diagnostic Monitoring. This is the first time in the Company's history that it has generated revenue. Gross profit on sales was 49% for the period. Sales of Diagnostic Monitoring's Windows 95-Registered Trademark- compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 81% of the company's total revenue. Sales of Spirometers accounted for 6.7% and PC-based Electrocardiographs accounted for 7.6%. Export sales of the products to international countries represented 72% of the company's revenue, with the balance of sales coming from within the United States.

     The increased loss for the period ended June 30, 1997 is primarily attributed to the Company's increase of personnel expenses and period costs relating to the acquisition of Diagnostic Monitoring.

     Research and development expenses decreased to $51,392, and $129,928, respectively, for the three and six months ended June 30, 1997, from $98,446 and $222,068, respectively, for the three and six months ended June 30, 1996. Decreased research and development expenses is related to decreased overall expenses for research and a focus on engineering and manufacturing for its initial AECD product, the Powerheart.

     General and administrative expenses increased to $299,283 and $392,759, respectively, for the three and six months ended June 30, 1997, from $111,736, and $219,464 for the three and six months ended June 30, 1996, due to higher payroll expenses relating, in part, to the addition of its chief executive officer during the quarter, moving expenses and period costs relating to the acquisition of Diagnostic Monitoring.

     Sales and marketing expenses for the period ending June 30, 1997 were $115,193 compared to no expenses in the three and six months ending June 30, 1996 reflecting the marketing efforts for Diagnostic Monitoring's products.

     Interest income net, decreased to ($4,656) for the three and six months ended June 30, 1997, from $10,236 in the same period in the prior year, due to the decrease in investable cash as a result of expenditures for operations and the interest expense inputed on the note payable resulting from the Diagnostic Monitoring acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had cash and cash equivalents and negative working capital of $15,783, and $269,005 as compared to cash and cash equivalents and negative working capital of $413,311 and $240,533 at December 31, 1996, respectively. Cash of $446,141 was used for operations, and cash of $32,518 and $16,095 was provided by investing and financing activities respectively.

     In April 1997, the Company acquired Diagnostic Monitoring, a corporation involved in the worldwide distribution of cardiac devices and supplies. The acquisition of Diagnostic Monitoring provides Cardiac Science with a revenue base, however, additional capital will be required to finance the Company's research and product development plans.

     Cardiac Science is currently seeking equity capital through a private placement of its Common Stock (See Note 3 Private Placement herein). On July 1, 1997, the Company received a cash contribution of $100,000 from Sorbus Asset Strategies, S.A. ("Sorbus") as an advance against the proceeds of the private placement. As of August 14, 1997, Sorbus raised $1,200,000 on behalf of the Company, and the Company anticipates, but there can be no assurance, that the minimum required of $1,500,000 will be attained by August 31, 1997. Such $1,200,000 is being held in escrow pending (and release to the Company is subject to) the meeting of the $1,500,000 minimum requirement, the satisfaction of certain conditions precedent to the Financing, and the consent of the investors to an extension of the offering termination date. In the event the Company is unable to finalize the financing, the Company will be unable to complete development of its products, will have to curtail operations and may be unable to continue as a going concern.

                           CARDIAC SCIENCE, INC.

                        PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES


         On April 11, 1997, the Company acquired from Raymond Cohen, the President and Chief Executive Officer of the Company, Innovative Physicians Services, Inc. d/b/a/ Diagnostic Monitoring, a Nevada corporation engaged in the sale of medical diagnostic equipment, particularly Holter technology, through a network of domestic and international distributors, for 5,714.285 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Series A Preferred Stock is entitled to 1,000 votes per share; is convertible into 1,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and automatically shall convert into 1,000 shares of Common Stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of Common Stock to allow such conversion. A more complete description of the transaction was filed on a Form 8-K, dated April 9, 1997 (as amended June 13,
1997).

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 1997, the Company held a special meeting of its stockholders to approve a proposed amendment to the Company's Certificate of Incorporation to (a) effect a one-for-11.42857143 reverse stock split of the issued and outstanding shares of the Common Stock of the Company, and (b) reduce the number of authorized shares of Common Stock from 40,000,000 to 20,000,000 shares. These resolutions were approved by a majority vote of the stockholders on May 15, 1997.

        On that date there were 37,471,177 shares of the Common Stock issued and outstanding, each of which was given one vote on each matter presented at the meeting, and 5,714 shares of the Preferred Stock, issued and outstanding, each of which was given 1,000 votes on each Proposal. The holders of each class of stock voted as if they held one class of stock. In addition, the holders of Common Stock voted as a separate class on the Proposal to amend the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 40,000,000 to 20,000,000 shares.

        All 5,714 shares of the Preferred Stock voted in favor of each proposal. With respect to the proposal to effect the reverse stock split, the shares of Common Stock were voted as follows: 28,836,384 for, and 2,612,370 against and 2,800 withheld. With respect to the proposal to reduced the authorized shares, the shares of Common Stock were voted as follows:
23,411,119 for, and 1,989,917 against, and 336,233 votes withheld.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibit 11 - Computation of Per Share Information.

         b) The Company filed a report on Form 8-K, dated April 9, 1997, (as amended on June 13, 1997) with the Commission relating to the acquisition of Diagnostic Monitoring.

                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                          CARDIAC SCIENCE, INC.



Date: August 14, 1997    By:   Raymond W. Cohen
                         ---------------------
                          Raymond W. Cohen
                          President,
                          Chief Executive Officer and Chief Financial Officer