Form 10QSB
period 1997-09-30
CARDIAC SCIENCE INC
filed 1997-11-10
CIK 876188

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-19567

                             CARDIAC SCIENCE, INC.
    ----------------------------------------------------------------
    (Exact name of Small Business Issuer as specified in its charter)


                DELAWARE                                  33-046568
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

      1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA           92614
      ---------------------------------------------         ----------
         (Address of principal executive offices)           (Zip code)

Issuer's telephone number, including area code:  (714) 587-0357

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

The number of shares of the Common Stock of the registrant outstanding as of November 4, 1997 was 4,528,728.

                             CARDIAC SCIENCE, INC.

                             INDEX TO FORM 10-QSB

                       PART I.  FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets
              September 30, 1997 (Unaudited) and
              December 31, 1996                                              3

         Consolidated Condensed Statements of Operations (Unaudited)
              Three and nine months ended September 30, 1997
              and 1996                                                       4

         Consolidated Condensed Statements of Cash Flows (Unaudited)
              Nine months ended September 30, 1997 and 1996                  5

         Consolidated Condensed Notes to Financial Statements (Unaudited)    6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation                  10

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

ITEM 1.  FINANCIAL STATEMENTS

                             CARDIAC SCIENCE, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        1997            1996
                                                   -------------    ------------
                                    ASSETS

Current Assets:
Cash and cash equivalents                           $   797,785     $   413,311
Trade accounts receivable-net                           244,792              --
Inventory                                               197,236              --
Prepaid expenses                                         66,858          10,893
                                                    -----------     -----------
    Total current assets                              1,306,671         424,204

Equipment, at cost, net                                  56,039          24,647
Goodwill, net of amortization of $21,904                635,234              --
Other Assets                                              4,012           4,012
                                                    -----------     -----------
                                                    $ 2,001,956     $   452,863
                                                    -----------     -----------
                                                    -----------     -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank line of credit                                  $   42,125     $       --
Accounts payable and accrued expenses                   522,600         183,671
Note Payable                                             85,309             --
                                                    -----------     -----------
     Total current liabilities                          650,034         183,671
                                                    -----------     -----------

Stockholders' Equity:
Preferred Stock, $.001 par value; 1,000,000
   shares authorized, -0- Issued and outstanding
   at September 30, 1997 and  December 31, 1996              --              --

Common stock, $  0.001 par value, 20,000,000
   shares authorized, 4,528,728 Issued and
   outstanding at September 30, 1997 and
   3,265,603 at December 31, 1996                         4,529           3,266

Common stock subscribed, 145,833 at
   September 30, 1997 and 158,958 at
   December 31, 1996                                    250,000         268,000

Additional paid in capital                            6,859,080       4,952,981
Accumulated deficit                                  (5,761,687)     (4,955,055)
                                                    -----------     -----------
    Total stockholders' Equity                        1,351,922         269,192
                                                    -----------     -----------
                                                    $ 2,001,956     $   452,863
                                                    -----------     -----------
                                                    -----------     -----------

  The accompanying notes are an integral part of the financial statements.

                            CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ------------------            -----------------
                                             SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                 1997           1996            1997           1996
                                             -------------  --------------  -------------  -------------
SALES                                          $  380,050        $   --       $  789,048     $      --
   Cost of Sales                                  238,088            --          447,535            --
                                              -----------    ----------       ----------    ----------
   Gross Profit                                   141,962            --          341,513            --

OPERATING EXPENSES:
   Research and development                       127,663        97,860          257,591       319,928
   Selling expenses                               100,059            --          215,252            --
   General and administrative                     279,080        74,526          671,839       293,990
                                              -----------    ----------       ----------    ----------

   LOSS FROM OPERATIONS                          (364,840)     (172,386)        (803,169)     (613,918)

   Interest income (expense) net                   (1,545)        8,248           (2,663)       32,097
                                              -----------    ----------       ----------    ----------
Loss before provision for income taxes           (366,385)     (164,138)        (805,832)     (581,821)
Provision for income taxes                            695           414              800           797
                                              -----------    ----------       ----------    ----------
Net loss                                      $  (367,080)  $  (164,552)     $  (806,632)  $  (582,618)
                                              -----------    ----------       ----------    ----------
Net loss per share                            $      (.10)  $      (.05)     $      (.23)  $      (.17)
                                              -----------    ----------       ----------    ----------

Number of shares used in the computation of
  loss per share (See Note 3)                   3,821,300     3,411,436        3,558,261     3,388,686
                                              -----------    ----------       ----------    ----------

The accompanying notes are an integral part of the financial statements.

                            CARDIAC SCIENCE, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                  1997           1996
Cash flows from operating activities:
     Net loss for the period                                    $ (806,632)    $  (582,618)
                                                                -----------   ------------
Adjustments to reconcile net loss to net
    Cash used by operating activities:
      Depreciation and amortization                                 31,923          9,605
      Changes in operating assets and liabilities (net of
      Diagnostic Monitoring assets and liabilities acquired):
       Trade receivables                                          (115,217)            --
       Inventory                                                   (75,230)            --
       Prepaid expenses                                            (42,733)         1,343
       Accounts payable and accrued expenses                        60,626         (24,853)
                                                                -----------   ------------
                                                                  (140,631)        (13,905)
                                                                -----------   ------------
    Net cash used by  operating activities                        (947,263)       (596,523)
                                                                -----------   ------------
Cash provided by investing activities:
    Purchase of equipment                                          (24,069)             --
    Cash acquired in Diagnostic Monitoring acquisition              43,223              --
                                                                -----------   ------------
    Net cash provided by investing activities                       19,154              --
                                                                -----------   ------------
Cash provided by financing activities:
    Proceeds from line of credit                                    23,221              --
    Net proceeds from issuance of and subscription for Common
    Stock                                                        1,289,362          18,901
                                                                -----------   ------------
    Net cash provided by financing activities                    1,312,583          18,901
                                                                -----------   ------------
    Net increase (decrease) in cash and cash equivalents           384,474        (577,622)
    Cash and cash equivalents beginning of period                  413,311       1,177,806
                                                                -----------   ------------
    Cash and cash equivalents end of period                     $  797,785       $ 600,184
                                                                -----------   ------------
     Supplemental cash flow disclosures:
      Cash paid during the period for:
       Income taxes                                             $       --      $      797
       Interest                                                 $       --      $       --
      Non cash investing and financing activities
       On April 11, 1997, the Company acquired
        Diagnostic Monitoring (see note 2)                      $  600,000      $       --
        Accounts payable and accrued interest
         paid by issuance of common stock                       $       --      $   13,402


       The accompanying notes are an integral part of the financial statements

                            CARDIAC SCIENCE, INC.

      CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 1997


1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

         Until the acquisition of Innovative Physician Services, Inc. d/b/a Diagnostic Monitoring ("Diagnostic Monitoring") on April 11, 1997 (see note
2), Cardiac Science, Inc. ("Cardiac Science" or the "Company") was a development stage company engaged in the development of a line of non-surgical, non-invasive automatic external cardioverter defibrillator ("AECD-Registered Trademark-") devices (the "Products") for the treatment of arrhythmias that lead to cardiac arrest. Diagnostic Monitoring develops, manufactures and distributes cardiac devices and supplies, primarily PC-based Ambulatory ECG ("Holter") systems and Holter recorders on a worldwide basis.

    BASIS OF PRESENTATION AND CONTINUED EXISTENCE

         The consolidated condensed financial statements include the accounts of the Company and of its wholly-owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

         From May 20, 1991 (inception) through September 30, 1997, the Company incurred losses of approximately $5.8 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure.

         While the acquisition of Diagnostic Monitoring provides Cardiac Science with a revenue base, additional capital will be needed to fulfill the Company's research and product development goals. The Company raised $1,500,000 (before offering costs) through a private placement of its Common Stock (see note 3).

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1996 Annual Report on Form 10-K/A No.1. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the full year.

2. ACQUISITION OF DIAGNOSTIC MONITORING

          On April 11, 1997, the Company acquired from Raymond W. Cohen, the President and Chief Executive Officer of the Company, Diagnostic Monitoring, a Nevada corporation engaged in the sale of medical diagnostic equipment, particularly Holter technology, through a network of domestic and international distributors, for 5,714.285 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Preferred Stock is entitled to 1,000 votes per share; is convertible into 1,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock"), at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and automatically shall convert into 1,000 shares of Common Stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized
but unissued shares of Common Stock to allow such conversion.   On September
8, 1997, the Company effectuated a one-for-11.42857413 reverse stock split and the shares of Preferred Stock automatically converted into Common Stock.

         The total purchase price was estimated at $600,000, the fair market value of Preferred Stock issued. The fair market value of the Preferred Stock issued was estimated based on the trading value of the Common Stock less a 30% discount to take into consideration the lack of the ability to trade and other features of the Preferred Stock. The fair market value of the Note Payable represents the discounted value (at 11.25%) of the Note over 20 months.

    The transaction was accounted for under the purchase method and the purchase price was allocated to the fair market value of the assets and liabilities acquired as follows:

          Cash                                   $  43,223
          Accounts receivable                      129,575
          Inventory                                122,006
          Other assets                              13,232
          Property and equipment                    17,341
          Goodwill                                 657,138
          Bank line of credit                      (18,903)
          Accounts payable and accrued expenses   (280,637)
          Note Payable                             (82,975)
                                                 ---------
          Preferred Stock Consideration          $ 600,000
                                                 ---------
                                                 ---------

The $657,138 goodwill resulting from the purchase price allocation is being amortized over 15 years using the straight-line method.

3.  PRIVATE PLACEMENT

         In January 1997, the Company entered into an advisory and consulting agreement (the "Sorbus Agreement") with Sorbus Asset Strategies, S.A., a Swiss company ("Sorbus"). Sorbus agreed, among other things, to locate, on a best efforts basis, potential investors to purchase shares of Common Stock, (the "Financing"). As a condition precedent to the Financing, the Sorbus Agreement provides, among other things, that the Company shall have obtained the approval of its Board of Directors and stockholders to amend the Company's Certificate of Incorporation (i) to effectuate effect a one-for-11.42857143 reverse stock split of the issued and outstanding shares of the common stock, (the "Reverse Split") and (ii) to reduce the number of authorized shares of Common Stock from 40,000,000 to 20,000,000 shares, (the "Stock Reduction"). On April 9, 1997, the Board of Directors of the Company unanimously approved the Reverse Split and the Stock Reduction. Stockholders holding a majority of the issued and outstanding Common Stock and all of the Preferred Stock approved the Reverse Split and the Stock Reduction on May 15, 1997. The Financing was consummated on August 29, 1997 when the Company sold 8,571,428 (750,000 post-Reverse Split) shares of Common Stock for $1,500,000 in gross proceeds.

         On September 8, 1997, the Company effectuated the Reverse Split and the Stock Reduction. The number of shares used in the computation of loss per share for the periods presented have been restated to reflect the Reverse Split.

4.  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS- SFAS 128, SFAS 130
     AND SFAS 131

              In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share". SFAS No. 128 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data presented by the Company.

              In June 1997, the FASB issued SFAS No. 130, "Reporting comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation SFAS No. 130 is not expected to have a material effect on the Company's financial statement presentation.

              In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company intends to implement SFAS 131 in 1998 and does not anticipate that this new format will have a material effect on the Company's financial presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The following discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

    The Company is engaged in the development of non-invasive automatic defibrillator devices for the treatment of arrhythmias that lead to cardiac arrest. The Company commenced operations in May 1991. Until its acquisition of Diagnostic Monitoring in April 1997, its operations have consisted primarily of research and development activities and clinical FDA testing.

         Cardiac Science's Automatic External Cardioverter Defibrillator (AECD-Registered Trademark-) devices are designed to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The AECD-Registered Trademark- products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via disposable defibrillator pads attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm. Reducing time to defibrillation is widely recognized as the most effective way to increase survival from cardiac arrest.

         There are four AECD-Registered Trademark- devices under development by the Cardiac Science. The Company's initial product, the Powerheart-Registered Trademark- monitor-defibrillator for in-hospital use, received 510(k) clearance from the United States Food and Drug Administration in October 1997 to allow it to begin marketing its Powerheart-Registered Trademark- AECD-Registered Trademark- in the United States. The additional AECD-Registered Trademark- products under development include a Powerheart-Registered Trademark- bedside monitor-defibrillator for use in alternative care and nursing home institutions, a light-weight, ambulatory vest model which can be worn continuously by at-risk cardiac patients and a fully automatic public access defibrillator which can be used by first responders and other non-technical individuals outside of the hospital environment.

         The Company's primary objective is to pioneer the commercialization of AECD-Registered Trademark- devices that obviate the need for human intervention to successfully treat arrhythmias that lead to cardiac arrest. The Company believes that the Products will be ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological advantages in the development of AECD-Registered Trademark- devices. The Company has been issued one patent, and has one additional patent under exclusive license relating to its AECD-Registered Trademark- technology.

         In September 1997 the Company entered into a contract with RELA, Inc., a contract engineering and medical device manufacturer, to complete development and begin production of the Powerheart-Registered Trademark-commercial model, a process that may take up to nine months. Upon completion of the commercial model, the Company plans to sell the Powerheart-Registered Trademark- through a strategic US distribution partner and overseas through it's existing international distribution network.

         Diagnostic Monitoring develops, manufactures and distributes cardiac devices and supplies, primarily PC-based Ambulatory ECG ("Holter") systems and Holter recorders on a worldwide basis. Sales are made through qualified domestic and international distributors, pursuant to strategic distribution agreements, and managed by Diagnostic Monitoring employees on a country-by-country basis. Distribution is currently in place with market coverage in 47 countries worldwide. In the United States, products are sold by distributors, as well as directly by Diagnostic Monitoring to hospitals, physicians, and medical centers at prices that reflect market conditions. Diagnostic Monitoring's products are primarily made in the United States. Certain products and components are subcontracted and manufactured to Diagnostic Monitoring's specifications.

         RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Company had revenues of $380,050 and $789,048, and a net loss of $367,080 and $806,632, respectively, compared to no revenues and a net loss of $164,552 for the three month period ended September 30, 1996 and no revenues and a net loss of $582,618 for the nine month period ending September 30, 1996.

    Revenues generated for the quarter and nine months ended September 30, 1997 are attributable to the sale of products by its subsidiary, Diagnostic Monitoring. Gross profit on sales for the quarter ending September 30, 1997 was 37% and gross profit for the nine months ending September 30, 1997 was 43%. Sales of Diagnostic Monitoring's Windows 95-Registered Trademark-compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 82% of the Company's total revenue. Sales of Spirometers accounted for 8.5% and PC-based Electrocardiographs accounted for 5.0%. Export sales of Diagnostic Monitoring's products to international countries represented 71% of the Company's revenue, with the balance of sales coming from within the United States.

    The increased loss for the quarter and nine months ended September 30, 1997 is primarily attributable to increased operating costs offset by an increase in gross margins.

    Research and development expenses increased to $127,663 and decreased to $257,591, respectively, for the three and nine months ended September 30, 1997, from $97,860 and $319,928, respectively, for the three and nine months ended September 30, 1996. The increase in research and development expenses for the quarter ending September 30, 1997 was due to pre-production costs associated with the commercialization of the Company's initial AECD-Registered Trademark-product, the Powerheart-Registered Trademark-. The decrease for the nine month period ending September 30, 1997 is related to decreased overall expenses for initial research, engineering and clinical tests for the Powerheart-Registered Trademark- product.

    General and administrative expenses increased to $279,080 and $671,839, respectively, for the three and nine months ended September 30, 1997, from $74,526, and $293,990 for the three and nine months ended September 30, 1996, primarily due to increased professional fees, increases in personnel and related costs, and moving costs.

    Sales and marketing expenses for the three and nine months ended September 30, 1997 were $100,059 and $215,252, respectively, compared to no expenses in the three and nine months ending September 30, 1996 reflecting the marketing efforts for Diagnostic Monitoring's products.

    Interest income (expense) net, decreased to ($1,545) and ($2,664) respectively, for the three and nine months ended September 30, 1997, from $8,248 and $32,097 for the same period in the prior year, due to the decrease in investable cash as a result of expenditures for operations and the interest expense inputed on the note payable resulting from the Diagnostic Monitoring acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had cash and cash equivalents of $797,785 and working capital of $656,637 as compared to cash and cash equivalents of $413,311 and negative working capital of $240,533 at December 31, 1996. Cash of $947,263 was used for operations, and cash of $19,154 and $1,312,583 was provided by investing and financing activities respectively. Cash provided by financing activities relate mainly to the Financing as described in Note 3 to the Financial Statements.

    In April 1997, the Company acquired Diagnostic Monitoring, a corporation involved in the worldwide distribution of cardiac devices and supplies. The acquisition of Diagnostic Monitoring provides Cardiac Science with a revenue base, however, additional capital will be required to finance the Company's research and product development plans.

    On August 29, 1997, the Company consummated a private placement of 8,571,428 (750,000 post-reverse split) shares of common stock, par value $0.001 per share to various foreign investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The gross proceeds of the offering totaled $1,500,000.

      The Company expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities, completion and initiation of clinical trials for current and future products and costs associated with the development of a commercial model and pre-production costs for the Powerheart-Registered Trademark- product. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

     Until the Company achieves sustained profitability through increased sales (including the sale of the Powerheart-Registered Trademark- product) and cost containment, it will remain dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowing. Based on the Company's current business plan, working capital should be sufficient to enable the company to meet its obligations through the second quarter of 1998. There are no assurances that the Company will be successful in obtaining the additional financing required to sustain its operations. The condensed consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue as a going concern.

FORWARD LOOKING STATEMENTS

    The Company desires to take advantage of certain provisions of the Private Securities Litigation Reform Act of 1995 that provide a "safe harbor" for forward looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed herein are forward looking statements. The forward looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed, the accuracy of which is necessarily subject to risks and uncertainties.

     Few of the forward looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within the unilateral control of the Company. There is substantial regulation of the manufacture and sale of medical products, including many of the Company's products, by governmental agencies in the United States and foreign countries. These government agencies often have considerable discretion in determining whether and when to approve the marketing of the Company's products that have not yet received such approval.

     The availability of equity and debt financing to the Company is affected by, among other things, domestic and world economic conditions and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its products and comparisons with alternative investment opportunities.

     Many of the Company's competitors have greater financial resources and technical capabilities than the Company, which may enable such competitors to design and produce superior products or to market their products in a manner that achieves commercial success even in the face of technical superiority on the part of the Company's products.

     The Company's patents may not offer effective protection against competitors. Competitors may be able to design around the Company's patents or employ technologies not covered by such patents. In addition, the Company's patents may be challenged, and even if such patents are upheld, the diversion of financial and human resources associated with patent litigation could adversely affect the Company. The Company may be found to be violating the patents of others and forced to obtain a license under such patents or modify the design of its products.

     Rapid technological developments are expected to continue in the industries in which the Company competes. The Company may not be able to develop, manufacture and market products which meet changing user requirements or which successfully anticipate or respond to technological changes in a cost-effective and timely manner.

                           CARDIAC SCIENCE, INC.

                        PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibit 11 -- Computation of Per Share Information.
         b) The Company filed a report on Form 8-K dated September 9, 1997 with the Commission relating to the sales of equity securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       CARDIAC SCIENCE, INC.


Date: November 4, 1997                 /s/  RAYMOND W. COHEN
                                       ---------------------
                                       Raymond W. Cohen
                                       President,
                                       Chief Executive Officer and
                                       Chief Financial Officer