Form 10KSB40
period 1997-12-31
CARDIAC SCIENCE INC
filed 1998-03-30
CIK 876188

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] Annual Report Under Section 13 or 15(d) of The Securities
       Exchange Act of 1934
                    For the fiscal Year Ended December 31, 1997

  [  ] Transition Report Under Section 13 or 15 (d) of the Securities
       Exchange Act of 1934
                   For the transition period from _____ to _____

                           Commission File Number 0-19567

                               CARDIAC SCIENCE, INC.
                            ---------------------------
                   (Name of Small Business Issuer in its Charter)

                DELAWARE                                33-0465681
 ------------------------------------      -------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA 92614
                ---------------------------------------------------
                (Address of Principal Executive Offices) (Zip Code)

                      Issuer's telephone number (714) 587-0357
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:      None.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               $0.001 PAR VALUE
                                                               ----------------
                                                               (Title of Class)

     Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days:      YES [X]      NO [   ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: [X]

Revenues of the registrant for the year ended December 31, 1997 were $1,213,071.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,659,119 as of March 10, 1998 based on the closing price of the Common Stock on the OTC/Bulletin Board on March 10, 1998. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 4,974,560 shares of the registrant's Common Stock outstanding as of March 10, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Issuer's Annual Meeting of Stockholders to be held in 1998 are incorporated by reference to Parts III of this Form 10-KSB Report.

                                  TABLE OF CONTENTS




                                                                                        PAGE
                               ITEM NUMBER AND CAPTION                                 NUMBER
                               -----------------------                                 ------


PART I

     Item 1.   Description of Business                                                   3
     Item 2.   Description of Properties                                                13
     Item 3.   Legal Proceedings                                                        13
     Item 4.   Submission of Matters to a Vote of Security Holders                      13


PART II

     Item 5.   Market for Common Equity
                 and Related Stockholder Matters                                        14
     Item 6.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                    15
     Item 7.   Financial Statements                                                     18
     Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                    31


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                     32
     Item 10.  Executive Compensation                                                   32
     Item 11.  Security Ownership of Certain Beneficial
                  Owners and Management                                                 32
     Item 12.  Certain Relationships and Related Transactions                           32
     Item 13.  Exhibits, List and Reports on Form 8-K                                   32


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Cardiac Science Inc. ("Cardiac Science" or the "Company") is engaged in the development of, and intends to manufacture and distribute, a line of non-surgical, non-invasive automatic cardioverter defibrillator ("AECD-Registered Trademark-") devices (the "AECD Products") to treat persons suffering from, or at high risk of, life threatening heart arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. Cardiac Science also manufactures PC-based Holter Electrocardiogram (ECG) systems and Ambulatory Holter recorders and distributes these products (the "Holter Products") in the United States and in over 40 countries through its subsidiary, Diagnostic Monitoring. Since its incorporation in May 1991, and until its acquisition of Diagnostic Monitoring in April 1997, the Company has devoted substantially all of its resources to research and development activities, clinical testing and regulatory affairs.

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

     The Company's AECD Products are designed to obviate the need for human intervention. The AECD Products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via electrodes attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm.

     There are three AECD devices under development by Cardiac Science. The Company's initial product, the Powerheart-Registered Trademark-defibrillator-monitor for in-hospital use, received 510(k) clearance from the United States Food and Drug Administration (the "FDA") in October 1997 (See "Governmental Regulations.") to allow it to begin marketing its Powerheart-Registered Trademark-AECD in the United States. The Powerheart is currently the only bedside defibrillator-monitor with FDA clearance to provide fully automated detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. The Company has received approval from competent regulatory authorities, including the FDA, to allow it to export its Powerheart-Registered Trademark-defibrillator-monitor to certain international countries. (See "Marketing and Sales - Current Status of Marketing and Sales.")

     In September 1997, Cardiac Science began work to complete development and begin production of the Powerheart commercial model. Upon completion of the commercial model, of which there can be no assurance, the Company plans to sell the Powerheart via a focused distribution strategy that will combine a direct sales force and certain strategic partners in the United States and distribution overseas through qualified international distributors.

     The additional AECD Products under development include a light-weight, ambulatory vest model which can be worn continuously by at-risk cardiac patients and a fully automatic public access defibrillator which can be used by first responders and other non-technical individuals outside of the hospital environment.

     Cardiac Science's primary objective is developing proprietary AECD devices that successfully treat arrhythmias, obviate the need for human intervention and increase the survival rates of cardiac arrest victims. Cardiac Science believes its AECD Products will be ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive, functional and technological advantages in the development of AECD devices. Cardiac Science has been issued one patent, has one additional patent under exclusive license and is in the process of filing additional patents relating to its AECD technology.

     While the acquisition of Diagnostic Monitoring provides Cardiac Science with a revenue base from the sale of Holter Products, additional capital will be needed to fulfill the Company's marketing, research and product development goals. From May 20, 1991 (inception) through December 31, 1997, the Company incurred losses of approximately $6.7 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

     The Company's offices are located at 1176 Main Street, Building "C", Irvine, California 92614 and the telephone number is (714) 587-0357.

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

     The procedure for terminating life-threatening arrhythmias is known as defibrillation. Defibrillation is achieved by the application of an electric shock to the heart which synchronizes the heart's electrical activity and causes the normal rhythm of the heart to be restored. Early defibrillation is the single most important factor in reviving patients in cardiac arrest. In the case of ventricular fibrillation, there is approximately a 10%-15% decline in a patient's chance of survival with each passing minute. Defibrillation delayed much longer than 10 minutes yields a virtual zero probability of survival. The following graph from the TEXTBOOK OF ADVANCED CARDIAC LIFE SUPPORT, published by the American Heart Association in 1994, illustrates the percentage resuscitation rate after administration of defibrillation within the first ten minutes following the onset of ventricular fibrillation:

                                   (graph follows)

                                      [GRAPH]




     Persons who have survived heart attacks, or who have been diagnosed as having certain forms of heart disease or who have undergone major heart surgery have higher risks of suffering cardiac arrest. Physicians may attempt to treat such persons with costly drug therapies to eliminate or control the occurrences of arrhythmias. However, a substantial number of patients are resistant to such drugs. Patients who respond to drug therapies, despite the reduced occurrence of heart attacks, generally remain at relatively high risk of death from cardiac arrest.

     ICD devices, which are both automatic and ambulatory, have been developed and are approved for sale by the FDA for patients who have been diagnosed as high risk for cardiac arrest. An ICD device is a complex electronic instrument, consisting of a heart monitor and defibrillator module, which is implanted in the abdominal cavity or chest with electrodes attached directly to the heart. When the monitor detects a dangerous arrhythmia that satisfies the detection algorithm criteria designed into the device, the defibrillator delivers an electrical charge into the heart that provides nearly instantaneous reversion to normal heart rhythm. After battery depletion, ICDs must be explanted and a new device implanted in the patient.

     Non-surgical external defibrillators are widely used to treat patients in cardiac arrest. One type of device is the manual defibrillator, for which a highly skilled human operator (i.e., a physician or paramedic) must analyze and interpret the patient's electrocardiogram (ECG) data to determine if defibrillation is required and, if necessary, manually administer an electrical shock. Recently, more sophisticated external defibrillators have been developed which perform the analysis of the patient's heart rhythm and, if it is determined that the patient is in cardiac arrest, advise the operator to administer the shock. The common denominator among these existing devices is that they require the presence of a human operator (frequently a skilled one) to administer the shock. The time interval from cardiac arrest to the moment a shock is delivered could be several minutes.

     Clinical studies have shown that the average survival rate of patients who have had an in-hospital cardiac arrest is about 15 percent and has not improved since the 1960s. The American Heart Association (AHA) has acknowledged that it has under-emphasized the role of prompt defibrillation. The AHA, as well as the world's major resuscitation councils, have determined that rapid defibrillation is the single most important therapy for the treatment of cardiac arrest. Studies have documented delays of more than 5 minutes between recognition of cardiac arrest and first defibrillation. Immediate defibrillation means significantly increased survival rates, reduced damage to heart and other vital organs, including the brain, which may lessen debilitation and quicken recovery periods. Clinical studies have shown survival rates of 90 percent when cardiac arrest patients are defibrillated in less than one minute. For each minute that passes after cardiac arrest, the likelihood of survival decreases approximately 10-15 percent accordingly; early rhythm assessment and rapid defibrillation improve survival rates significantly.

     THE COMPANY'S PLANNED AECD-Registered Trademark- PRODUCTS

     GENERAL

     Cardiac Science's Automatic External Cardioverter Defibrillator (AECD) devices are being designed to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart) such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart) that lead to cardiac arrest.

     The AECDs are designed to obviate the need for human intervention and provide rapid defibrillation. The devices are non-invasive and do not require surgery. The AECD is attached to the patient's chest via disposable defibrillator pads. In accordance with patient specific parameters programmed into the unit's microcomputer by the patient's physician, the AECDs continuously monitors a patient's cardiac activity and detects life-threatening abnormalities. Within seconds, and without human interaction, the AECD transmits an electrical defibrillation shock to convert the patient's heart to a normal rhythm.

     The average response time for the company's AECD is less than 30 seconds as compared to approximately 5 minutes or more for the current standard of care. It is widely recognized that the most effective way to increase survival from cardiac arrest is to reduce time to defibrillation. Because of this attribute, Cardiac Science believes its AECD products are ideally suited for patients who are at temporary risk (periods ranging from days to months) of suffering cardiac arrest, including patients awaiting alternative cardiac treatment.

     MULTIPLE PRODUCTS FROM CORE TECHNOLOGY

     There are three AECD devices under development by Cardiac Science. The Company's initial product, the Powerheart-Registered Trademark-defibrillator-monitor for in-hospital use, received 510(k) clearance from the United States Food and Drug Administration on October 23, 1997 to allow it to begin marketing its Powerheart AECD in the United States. The additional AECD products under development include a lightweight, ambulatory vest model to be worn continuously by at-risk cardiac patients and a fully automatic public access defibrillator to be used by first responders and other non-technical individuals outside of the hospital environment.

     THE POWERHEART-Registered Trademark- AECD-Registered Trademark-

     With Cardiac Science's Powerheart bedside model, detection of cardiac arrest occurs within seconds without the need for observation by a nurse or physician. When appropriate, a defibrillation shock is automatically delivered in approximately 21 seconds (without the need for human intervention), as compared with the current standard of care, which takes minutes. Currently, an in-hospital cardiac arrest requires the life-threatening event to be detected and observed, for the defibrillator to first be moved to the patient, connected and for the actual shock to be delivered by highly trained hospital personnel.

     The commercial version of the Powerheart is designed for wall mounting or for use as a transport monitor. It can be transported by mobile "pole cart" or gurney and can be carried by hand. Cardiac Science believes the Powerheart offers significant advantages over defibrillators currently used in hospitals today and id ideally suited for use in many areas of the hospital, including Intensive Care Units ("ICUs"), Cardiac Care Units ("CCUs"), Step Down (telemetry departments), Emergency Rooms ("ERs"), Chest Pain Centers, and General Patient Wards.

     POWERHEART DESIGN AND TECHNOLOGY

     The Powerheart includes the following basic components:

* RHYTHM ANALYSIS SYSTEM - This system assesses the patient's electrocardiogram ("ECG") signal to determine when therapy is appropriate based upon parameters set by the patient's physician. ECG signals are sensed by disposable defibrillator pads placed on the patient's chest. This signal is amplified and filtered by an electrical analog circuit, digitized, and then analyzed by the device's proprietary software algorithms, which makes the determination of when and if therapy

   (a defibrillation shock) is appropriate for the patient.

* DEFIBRILLATOR - The AECD system uses electrical circuitry that provides an Association for the Advancement of Medical Instrumentation ("AAMI") standard waveform for defibrillation. Such waveforms are used by a majority of defibrillators on the market, and have the longest proven record of success. The AECD can be programmed to transmit the low amounts of electrical energy to the heart needed to terminate the life-threatening arrhythmia. The AECD is designed to provide progressively greater amounts of energy, if needed, to restore the patient's heart to its normal cardiac rhythm. The maximum energy that can be delivered by the device is 360 joules, which is the maximum limit recommended by the American Heart Association.

* DEFIBRILLATION ELECTRODES - The AECD uses self-adhesive, disposable defibrillation electrodes manufactured by a third party vendor to the Company's specifications. Electrodes require daily replacement.

* DATA STORAGE - The device stores ECG data on a real-time basis in digital form. In addition, a strip chart recorder automatically prints real-time ECG and relevant parameter settings.

* USER INTERFACE - Operating modes and setting parameters for rhythm analysis are programmed via the user interface. The bedside AECD has a liquid crystal display that displays real-time patient ECG and device settings.

* DATA RETRIEVAL SOFTWARE - This software is used to access the data stored from the AECD device. This software runs on a personal computer. The data can be viewed on a monitor and printed on a standard high-resolution printer. This provides valuable post-facto analysis of the patient's rhythm and device operation.

   PUBLIC ACCESS / AED MODEL

   Individuals experiencing cardiac arrest need immediate defibrillation wherever the episode occurs. Short of having an AECD attached to them, the best public alternative is to have one immediately available. This is the concept behind the automated external defibrillator (AED) or public access defibrillation (PAD). Since 1994, the American Heart Association has focused on early defibrillation and has urged making PADs widely accessible. The market for PADs include places where the public gathers, such as malls, stadiums, airports, airplanes and office buildings. Also, every first response vehicle (e.g., police cars, fire trucks) is a potential location for a PAD. To summarize, the potential market for AEDs and PADs can be broken into four segments:

*  Vehicular segment - first responders - EMTs, fire trucks, police cars.

*  Clinical segment - out patient clinics, doctors and dentists offices -

* Industrial segment - stadiums, commercial airlines, office buildings, retirement homes, health clubs, golf courses

*  Other markets - home, military, places the public gathers

   Most of the development work already completed on the Powerheart bedside model can be applied to the public access model. Cardiac Science has developed a conceptual model for a PAD and believes its existing AECD technology is well suited and can be utilized in a PAD product. Cardiac Science's version of this model will utilize its advance algorithms to allow for fully automatic delivery of defibrillation therapy. Additional engineering is required to develop prototype PAD devices suitable for clinical testing.

AMBULATORY VEST MODEL

     Only a small percentage of patients at risk of sudden cardiac arrest are candidates for implantable devices, i.e., ICDs. Cardiac Science believes that the vest worn ambulatory AECD will offer an efficacious, non-surgical and cost effective alternative to ICDs for patients at temporary risk of sudden cardiac arrest. The Company's vest worn ambulatory device may be utilized by patients waiting for ICD implant surgery, patients undergoing titration (adjustment) of arrhythmia medications, or patients unable to risk surgery.

     This ambulatory model will be a lightweight vest worn continuously by the patient, thereby permitting maximum movement during most normal activities. Removal of the vest unit would be required during bathing and certain other activities. Cardiac Science intends to develop the ambulatory vest-worn unit, and has commenced the design and development of certain sub-systems and components required for such products. Additional engineering is required to develop prototype ambulatory vest-worn devices suitable for clinical testing.

POWERHEART-Registered Trademark- RESEARCH AND CLINICAL RESULTS

     The main purpose of the clinical trials was to evaluate the efficacy and safety of the Powerheart-Registered Trademark- defibrillator-monitor in treating arrhythmias according to its device specifications. Sensitivity is the measure of most importance for this device since it quantifies how many true shockable episodes were correctly identified and responded to by the device. Moreover, sensitivity indicates the device's ability to shock only shockable rhythms. Data was collected from a total of 141 patients from 4 clinical centers in these trials during the period from May 1993 to October 1996. These patients collectively experienced 93 shockable events, the sensitivity of the Powerheart-Registered Trademark- was 100%, and the specificity was 99.4%. The average response time of the Powerheart-Registered Trademark- was 20.9 seconds.

     Research and development expenditures were $767,118 in 1997 and $422,360 in 1996.

     On February 26, 1997, the Company submitted a 510(k) pre-market notification to the FDA, pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, for the Powerheart-Registered Trademark-defibrillator-monitor for in-hospital use. 510(k) clearance was received from the FDA in October 1997

     Phase I - The Company's FDA approved AECD Powerheart-Registered Trademark- defibrillator-monitor completed Phase I human clinical trials on 67 patients pursuant to an FDA approved Investigational Device Exemption. During Phase I clinical trials, the Powerheart-Registered Trademark-defibrillator-monitor was tested for performance of all automatic and programming functions while attached to patients, except that the cardioversion or defibrillation charge was not delivered to the patient by the device. During this phase of testing, the arrhythmic episodes were induced by the investigating physician in a controlled setting (usually an electrophysiology lab) and the investigating physician terminated the arrhythmia by manual delivery of an electrical charge to the patient or by other means.

     Phase II - In June 1995, the FDA authorized the Company to commence Phase II clinical trials and to enroll up to ten patients at one medical center, with the requirement that data from the first five patients be provided to the FDA to request expansion of the trials. In September 1995, data from the first six patients were provided to the FDA. In October 1995, the FDA authorized the Company to proceed with Phase II clinical trials at up to five centers and enroll up to 235 patients. Phase II clinical trails were conducted at four nationally recognized medical centers: Arizona Heart Institute; University of California, Irvine Medical Center; Montefiore Medical Center; and USC Medical Center, with more than 140 patients completed. During Phase II clinical trials, the device performed all functions of Phase I and delivered the necessary electrical charge to terminate both induced and spontaneous arrhythmias.

MARKETING AND SALES

     MARKET OVERVIEW

     The Company believes that the key to adoption of its line of AECD devices will be market awareness of, and exposure to, the devices, as well as clinical experience with the AECD. The Company believes that the commercial success of its initial product, the Powerheart-Registered Trademark-defibrillator-monitor, will require active marketing, education and sales efforts to bring market awareness to the product.

     The Company believes that decisions to purchase the Powerheart-Registered Trademark- AECD will generally be made by cardiologists, cardiovascular surgeons (including those specializing in electrophysiology and arrhythmia control), internists, nursing staffs, administrators and other hospital personnel involved in product procurement and cost benefit analysis.

     Defibrillators are used in every U.S. hospital and in every hospital in the world. Many hospitals have between 10 and 30, or more, of these devices. The Company believes the Powerheart-Registered Trademark- bedside hospital based AECD offers significant advantages over defibrillators currently in used in hospitals. Studies clearly indicate the need for immediate and early defibrillation. With the Company's Powerheart-Registered Trademark-defibrillator-monitor, detection of cardiac arrest occurs within seconds without the need for observation by a nurse or physician. Defibrillation shock is automatically delivered in approximately 21 seconds without the need for human intervention. Compared with the current standard of care which takes minutes since it requires a cardiac arrest to be observed, the defibrillator to first be moved to the patient, then connected and for the actual shock to be delivered by highly trained hospital personnel. The Company believes the Powerheart-Registered Trademark-defibrillator-monitor (as well as the portable model) will be ideally suited for use in many areas of the hospital including ICUs, CCUs, Step Down, ERs, and general patient wards.

     The Powerheart-Registered Trademark- defibrillator-monitor targets a substantially large hospital market of over 10,000 hospital locations around the world. Patients spend nearly 1.0 million days annually in U.S. hospitals with ventricular fibrillation, ventricular tachycardia or cardiac arrest as the primary diagnosis. Another 1.4 million days were spent with unspecified cardiac arrhythmia, premature beats, conduction disease, such as sick sinus syndrome, and functional disorders as the principal diagnosis. The number of persons at least temporarily at risk of life-threatening arrhythmias and cardiac arrest includes hospitalized patients with symptoms that could indicate a heart attack, heart attack survivors, those diagnosed with severe forms of heart disease, persons suffering from congestive heart failure, heart transplant patients, and patients whose surgery or treatment increases the risk of cardiac arrest.

     CURRENT STATUS OF AECD MARKETING AND SALES

     On October 23, 1997, the Company received 510(k) clearance from the FDA to market its Powerheart AECD defibrillator-monitor in the United States. In September 1997, the Company began work to complete development and begin production of the commercial version of the Powerheart. Upon completion of the commercial version, for which there can be no assurance, the Company plans to launch an aggressive sales effort. The Company plans to establish a direct sales force in combination with a qualified strategic partner to market the Powerheart-Registered Trademark- AECD in the United States. Although there is no assurance that the Company will succeed in its efforts, it also plans to seek strategic marketing alliances with manufacturers who might consider embedding the Company's proprietary AECD technology inside their devices. The Company currently has no agreements with respect thereto but has received interest from, and believes, but there can be no assurance, it can establish strategic marketing and OEM partnerships with well-established domestic and foreign patient monitoring manufacturers and defibrillator manufacturers. Sales of AECD Products in foreign countries are expected to be made through qualified foreign distributors, pursuant to strategic distribution agreements, and managed by Company employees on a country-by-country basis.

     The Company intends generally to derive revenues from its proposed AECD Products in various ways. The Company expects that the AECD Products will be sold to distributors, and leased, rented, or sold to hospitals and medical centers, at prices reflecting market conditions. In addition to these revenues from equipment sales, rentals or leases of the AECD Products, the Company expects to receive revenues from sales of disposable defibrillator electrodes, which must be used with the AECD Products in accordance with FDA requirements.

     THE COMPANY'S AMBULATORY ECG (HOLTER) PRODUCTS

     On April 11, 1997, the Company acquired from Raymond Cohen, the President and Chief Executive Officer of the Company, Innovative Physician Services, Inc., d/b/a Diagnostic Monitoring ("DM"), a Nevada corporation. DM, now a subsidiary of the Company, is engaged in the manufacturing, sales and marketing of diagnostic cardiovascular and pulmonary medical devices.

     DM's primary products are PC-based Ambulatory Holter ECG systems, Holter recorders and related supplies and accessories (collectively, "Holter Systems"). DM also markets Pulmonary Function Testing devices
("Spirometers") and PC-based Electrocardiographs. All of the products have the necessary FDA 510(k) premarket approval.

     Holter monitoring is a widely accepted and commonly used modality. Holter Systems can be found in nearly every hospital in the world, and in most cardiology practices in the United States. Holter Systems are utilized to aid in the diagnosis and risk stratification of persons with known or suspected cardiac arrhythmias, those diagnosed with various forms of heart disease, patients with symptoms that could indicate a heart attack, and to monitor and adjust medications of heart attack survivors and general cardiac patients.

     Holter Systems consist of a mix of proprietary and commercially available hardware as well as proprietary software. These components typically include Holter recorder(s), sophisticated ECG analysis software, an interface circuit board, a tape transport or flash card reader device, an IBM compatible PC, and a laser printer.

     A Holter recorder is a small lightweight device that is worn by a patient. It is attached with ECG electrodes and continuously monitors and stores 24 hours of a patient's cardiac (ECG) activity. The ECG data is stored on either a tape or flash card storage medium. At the end of the test period the medium is removed from the recorder and inserted into an IBM compatible computer that has been outfitted with Holter hardware and software. The software analyzes and detects cardiac abnormalities, organizes the results by abnormal categories, and allows the operator and physician to view, manipulate and edit the data in order to produce a report of the findings.

     With respect to the Company's Holter Products, the Company has experienced individuals engaged in sales and marketing including marketing support staff. Sales are made through qualified domestic and international distributors, pursuant to strategic distribution agreements, and managed by Diagnostic Monitoring employees on a country-by-country basis. Distribution is currently in place with market coverage in over 40 countries worldwide. In the United States, products are sold directly by Diagnostic Monitoring to hospitals, physicians, and medical centers at prices that reflect market conditions. Sales of Diagnostic Monitoring's Windows 95-Registered Trademark- compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 82% of the Company's total revenue. Sales of PC-based Electrocardiographs accounted for 9.4% of revenues and sales of Spirometers accounted for 4.6% of revenues. Export sales of Diagnostic Monitoring's products to international countries represented 81% of the Company's revenue, with the balance of sales coming from within the United States.

MANUFACTURING

     Presently, the Company maintains an FDA registered manufacturing facility suitable for manufacturing its Holter Products in production quantities. To date, the Company's AECD manufacturing activities have been limited to the production of prototypes of its Powerheart-Registered Trademark- defibrillator-monitor for use in its clinical trials. The Company plans to manufacture its AECD Products via an established FDA-registered contract manufacturer. The Company currently contemplates that the materials to be used in manufacturing the AECD Products will consist primarily of electronic, mechanical and electromechanical components that are generally available from various vendors and suppliers. However, certain components require customization for the Company by selected vendors and their availability cannot be assured.

     The majority of the components used in the Company's Holter Products, other than the current version of software used in a Holter system, which is purchased from a single source, may be purchased from any number of suppliers. Although the Company has not experienced any material supply disruptions or delays in its manufacturing operations to date, such disruptions or delays may occur, which would have a material adverse effect on the Company's business, financial condition and results of operations.
The Company seeks to warehouse sufficient components to meet its monthly production needs and to carry an inventory of finished goods adequate to meet its present customers needs. Although to date the Company has not experienced any significant delays in completing orders for its products, there can be no assurance that such delays will not occur in the future. As of December 31, 1997, the Company did not have any significant backlog in orders for its products.

     The FDA and foreign counterparts will conduct periodic inspections of such facilities and manufacturing so as to ensure compliance with Quality System and Good Manufacturing Practices and other regulations, such as those promulgated by the International Standards Organization, and any concerns raised by such inspections could result in regulatory action, delays, or termination of production.

WARRANTY POLICY

     While its warranty policy may be subject to periodic change, the Company currently intends to provide a full parts and labor warranty for each AECD Product during the first 12 months immediately after a AECD Product's sale. After the warranty period expires, the Company currently intends to require the customer to pay for any parts and labor required to repair the AECD Products and the Company currently intends to offer customers maintenance agreements. In the event of any Product's malfunction, the Company, because of the life-saving nature of the Product, currently intends to make available the temporary use of another unit to the end user for the time the unit is under repair. Product repairs are expected to be made at the Company's manufacturing facility and at specified repair facilities in foreign countries.

COMPETITION

     To the Company's knowledge, the Powerheart-Registered Trademark- is currently the only bedside defibrillator-monitor with 510(k) clearance to provide fully automated detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. The Company's Powerheart-Registered Trademark- defibrillator-monitor may compete with a variety of semi-automatic and manual defibrillators presently in use which are developed by Physio-Control International Corporation, Hewlett Packard Corporation and Zoll Medical, Inc., designed to deliver therapy after being activated by a trained medical technician responding to a cardiac emergency. The Compay may also compete with products from other companies, such as Heartstream, Inc.,

SurVivaLink, Inc., and Laerdal Corporation which may be used by first responders and lay persons. All of the foregoing products, unlike the Company's Products, require human intervention.

     The Company understands that another company, Lifecor, Inc., has developed or is developing a wearable automatic external defibrillator, which may compete with the Company's proposed ambulatory AECD Product.

     The Company believes its AECD Products will not compete directly with ICD devices. It is anticipated that the Company's AECD Products will generally be utilized by patients seeking protection from cardiac arrest for periods ranging from days to months, while the ICD devices will be utilized by patients requiring protection for lengthy or indefinite durations. It is anticipated that most long-term, high-risk patients will choose ICD devices over the Company's vest-worn AECD devices, when and if developed, to avoid having to regularly replace electrodes and to eliminate the need to constantly wear a vest or to be at risk when the vest is removed (such as when bathing). The Company's AECD Products may be utilized by patients waiting for ICD implant surgery or patients temporarily unable to risk such surgery. In that connection, the proposed AECD Products may compete against ICD devices presently marketed by a number of firms, including Medtronics, Inc., Pacesetter Systems, Inc., Guidant Inc., Intermedics, Inc., and Teletronics Pacing Systems, Inc.

     The Company's Holter Products compete directly with companies such as Marquette Medical Systems, Del Mar Avionics, Oxford Medical, Space Labs Medical, Zymed and others.

     Many of the Company's competitors are well established in the medical device field and have much greater financial, research, manufacturing and marketing resources than the Company. There is no assurance that such companies or other competitors will not develop invasive or non-invasive products capable of delivering the same or greater therapeutic benefits as the products of the Company. Further, there is no assurance that future forms of technology or therapies for treating cardiac arrest will not render the products obsolete or uneconomical.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

     While the Company believes that patent and trademark protection is valuable to the Company as a barrier to market entry by others, the Company also believes that its trade secrets, proprietary technology, early market entry and its ability to develop a market for its AECD Products may be equally important. However, there is no assurance that the Company's technology will not be copied or duplicated by competitors.

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

     In December 1993, the Company obtained an exclusive license under United States Patent No. 4,576,170, issued on March 18, 1986 and titled "Heart Monitor and Defibrillator Device," to make, have made, use and sell products covered by the patent. The Company believes that this patent relates to one or more of the Company's proposed AECD Products. The Company is required to pay royalties, including minimum annual royalties ($0 for the first year, $10,000 for the second year and $20,000 per year thereafter until expiration of the Patent), based upon sales of Products covered by the patent. No assurance can be given that this patent would be upheld if challenged, or that this patent will provide an effective barrier to entry by other entities.

     The United States Patent and Trademark Office has granted the Company a registration of the "AECD", "POWERHEART" and "MDF" marks. The Company has filed a trademark application with the United States Patent and Trademark Office for the "AECD ELECTRODES" mark. Additionally, Great Britain, France, Japan and China have granted the Company registration of the "AECD", "AECD ELECTRODES" and "POWERHEART" marks; applications are pending in certain other foreign countries for the registration of these marks. There can be no assurance that any other trademarks will be granted to the Company, or that any of the Company's trademarks would be sustained in court if interfered with or challenged.

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

GOVERNMENTAL REGULATIONS

     Clinical testing, manufacturing, packaging, labeling, promotion, marketing, distribution, registration, listing, notification, recordkeeping, reporting, clearance and approval of medical devices such as the AECD Products in the United States are generally subject to regulation by the FDA. Medical devices intended for human use are classified into three categories, subject to varying degrees of regulatory control. Class III devices, which the Company believes will include the AECD Products, are subject to the most stringent controls.

     Class III devices, in general, may be commercially marketed only after the grant of a Premarket Approval ("PMA"). The PMA process generally takes several years and substantial financial resources to accomplish. It requires submission to the FDA for an Investigational Device Exemption ("IDE"), upon which the FDA may permit limited and supervised human clinical evaluation of the product under controlled conditions. Extensive reporting, monitoring and follow-ups of patient treatments are required and the FDA has the authority to review labeling and other information distributed regarding investigational products. The filing of a PMA application entails an initial review by the FDA before accepting the application for filing. If accepted for filing, the filing application must then undergo extensive review by the FDA, and possibly by an FDA panel which would make its recommendation to the FDA to approve or not to approve the PMA application.

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

     On October 23, 1997 the Company received 510(k) clearance from the FDA to market its Powerheart-Registered Trademark- AECD in the United States.
The Company's AECD products will be subject to FDA review of labeling, advertising and promotional materials, as well as recordkeeping and reporting requirements. Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the Products, could result in FDA regulatory or enforcement action. Further, any changes to the AECD Products or their labeling may require additional FDA testing, review and approval.

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

EMPLOYEES

     The Company currently has 15 employees including two in production of the Company's Holter Products, five in Research and Development, four in Sales and Marketing and four in the General and Administrative department which includes Raymond W. Cohen, President and CEO and Brett L. Scott, Chief Financial Officer and Secretary. The Company is actively recruiting and, subject to requisite capital, intends to hire additional personnel to satisfy its research and development and regulatory staffing requirements.

FORWARD LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended, which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of factors described herein.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company currently leases approximately 5,400 square feet in Irvine, California, which is comprised of the Company's executive offices, engineering facility, and software and hardware laboratories. The monthly rental for these properties is approximately $5,600.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

     The quoted range of high and low bid prices for the Common Stock are as follows:




                                                       PRICE RANGE
                                                ----------------------

           PERIOD                                  HIGH         LOW
           ------                              -----------    --------

           Year Ended December 31, 1997

           First Quarter                        $  2.63        $  1.26
           Second Quarter                          3.31           1.49
           Third Quarter                           2.75           1.14
           Fourth Quarter                          3.88           1.25

           Year Ended December 31, 1996

           First Quarter                        $  8.21        $  4.29
           Second Quarter                          5.71           4.29
           Third Quarter                           5.00           2.14
           Fourth Quarter                          2.85           1.43





The above prices have been adjusted to give retroactive effect to a reverse stock split on September 8, 1997, see Note 5 of the consolidated financial statements, for all periods presented.

HOLDERS

     As of March 10, 1998, there were approximately 800 holders of record of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere herein.

     The Company is engaged in the development of non-invasive automatic defibrillator devices for the treatment of arrhythmias that lead to cardiac arrest. The Company commenced operations in May 1991. Until its acquisition of Diagnostic Monitoring in April 1997, its operations have consisted primarily of research and development activities and clinical FDA testing.

     Cardiac Science's Automatic External Cardioverter Defibrillator (AECD-Registered Trademark-) devices are designed to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The AECD products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via disposable defibrillator pads attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm. Reducing time to defibrillation is widely recognized as the most effective way to increase survival from cardiac arrest.

     There are three AECD devices under development by the Company. The Company's initial product, the Powerheart-Registered Trademark-defibrillator-monitor for in-hospital use, received 510(k) clearance from the United States Food and Drug Administration in October 1997 to allow it to begin marketing its Powerheart AECD in the United States. The additional AECD products under development include a light-weight, ambulatory vest model which can be worn continuously by at-risk cardiac patients and a fully automatic public access defibrillator which can be used by first responders and other non-technical individuals outside of the hospital environment.

     The Company's primary objective is to pioneer the commercialization of AECD devices that obviate the need for human intervention to successfully treat arrhythmias that lead to cardiac arrest. The Company believes the AECD Products are ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological advantages in the development of AECD devices. The Company has been issued one patent, and has one additional patent under exclusive license relating to its AECD technology.

     In September 1997 the Company began work to complete development and begin production of the Powerheart-Registered Trademark- commercial model. Upon completion of the commercial model, of which there can be no assurance, the Company plans to sell the Powerheart-Registered Trademark- through a strategic U.S. distribution partner and overseas through existing its existing network of international distributors.

     Diagnostic Monitoring develops, manufactures and distributes cardiac devices and supplies, primarily PC-based Ambulatory ECG ("Holter") systems and Holter recorders, on a worldwide basis. Sales are made through qualified domestic and international distributors, pursuant to strategic distribution agreements, and managed by Diagnostic Monitoring employees on a country-by-country basis. Distribution is currently in place with market coverage in over 40 countries worldwide. In the United States, products are sold directly by Diagnostic Monitoring to hospitals, physicians, and medical centers at prices that reflect market conditions. Diagnostic Monitoring's products are primarily made in the United States. Certain products and components are subcontracted and manufactured to Diagnostic Monitoring's specifications.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, the Company had revenues of $1,213,071 and a net loss of $1,824,598, compared to no revenues and a net loss of $791,945 for the year ended December 31, 1996.

     Revenues generated for the year ending December 31, 1997 are attributable to the sale of Holter products. Gross profit on sales for the year ending December 31, 1997 was $459,378 or 38% of revenues. Sales of Diagnostic Monitoring's Windows 95-Registered Trademark- compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 82% of the Company's total revenue. Sales of PC-based Electrocardiographs accounted for 9.4% of revenues and sales of Spirometers accounted for 4.6% of revenues. Export sales of Diagnostic Monitoring's products to international countries represented 81% of the Company's revenue, with the balance of sales coming from within the United States.

     Expenses for research and development increased to $767,118 for the year ended December 31, 1997 compared to $422,360 for the year ended December 31, 1996. The increase was due to expenses incurred in the commercialization efforts for the Company's Powerheart-Registered
Trademark-product.

     Selling expenses increased to $458,603 for the year ended December 31, 1997, compared to no selling expenses incurred in 1996. The increase was a result of selling expenses incurred to support the sale of the Company's Holter products and pre-marketing expenses for the Powerheart.

     General and administrative expenses increased to $1,052,408 for the year ended December 31, 1997, compared to $404,480 for the year ended December 31, 1996. The increase was a result of expenditures incurred to support both the Holter Product line (acquired in 1997) and infrastructure necessary to commercialize the Powerheart and begin initial preparations for market release. Expenses, which increased in 1997 as compared to 1996, included amortization of intangible assets, personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

     Interest expense increased to $10,133 for the year ended December 31, 1997 as compared to $ 2,300 for the year ended December 31, 1996. The increase was associated with the debt incurred as a result of the acquisition of Diagnostic Monitoring.

     Interest income decreased to $5,886 for the year ended December 31, 1997 as compared to $38,183 for the year ended December 31, 1996, due to declining cash balances (see "Liquidity And Capital Resources").

     The increased loss for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily attributable to increased operating costs offset by an increase in gross margins from the sale of Holter products.

INCOME TAXES

     The Company has approximately $6,430,000 of federal net operating loss carryforwards and $2,700,000 of California net operating loss carryforwards at December 31, 1997 which will begin to expire in 2006 and 2000; respectively. The Company had deferred tax assets of $2,724,824 at December 31, 1997. The Company has established a valuation allowance to fully offset its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and cash equivalents and working capital deficit of $561,351 and $(363), respectively. From inception, the Company's sources of funding for operations were derived from equity placements aggregating approximately $7,500,000. The Company has incurred losses of approximately $6,800,000 since inception and expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities and the completion and initiation of clinical trials for current and future products. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

     While the acquisition of Diagnostic Monitoring provides the Company with a revenue base, additional capital will be needed to fulfill the Company's marketing, research and product development goals. Additionally, successful completion of the Company's development program for its AECD products and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure

     In January 1997, the Company entered into an advisory and consulting agreement (the "Sorbus Agreement") with Sorbus Asset Strategies, S.A., a Swiss company ("Sorbus"). Sorbus agreed, among other things, to locate, on a best efforts basis, potential investors to purchase shares of common stock, (the "Financing"). As a condition precedent to the Financing, the Sorbus Agreement provided, among other things, that the Company obtain the approval of its Board of Directors and stockholders to amend the Company's Certificate of Incorporation (i) to effectuate a one-for-11.42857143 reverse stock split of the issued and outstanding shares of the common stock, (the "Reverse Split") and (ii) to reduce the number of authorized shares of common stock from 40,000,000 to 20,000,000 shares, (the "Stock Reduction"). On April 9, 1997, the Board of Directors of the Company unanimously approved the Reverse Split and the Stock Reduction. Stockholders holding a majority of the issued and outstanding common stock and all of the Preferred Stock approved the Reverse Split and the Stock Reduction on May 15, 1997. The Financing was completed in 1997 when the Company sold 1,000,000 shares of common stock for $2,000,000 in gross proceeds. The Company's cash resources are minimal and subsequent to December 31, 1997 the Company has borrowed $200,000 from a bank on a revolving line of credit.

     The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next 6 months. Given the current sales volume and applications of cash, the Company expects that further capital additions will be necessary to sustain growth until the Company becomes cash positive. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations.

ITEM 7.        FINANCIAL STATEMENTS



                         REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Cardiac Science, Inc.
Irvine, California

We have audited the consolidated balance sheet of Cardiac Science, Inc., as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Cardiac Science, Inc. will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coopers & Lybrand L.L.P.




Newport Beach, California
March 11, 1998

                           REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Cardiac Science, Inc.

We have audited the statements of operations, stockholders' equity and cash flows of Cardiac Science, Inc., (a development stage company), for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity and cash flows of Cardiac Science, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Ernst & Young LLP




Orange County, California
April 14, 1997

                               CARDIAC SCIENCE, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                           DECEMBER 31, 1997
                                                                           -----------------
                                     ASSETS
                                     ------
       Current assets:
           Cash and cash equivalents                                            $  561,351
           Trade accounts receivable, net of allowances of $16,028                 216,162
           Inventory                                                               209,413
           Prepaid expenses                                                         99,267
                                                                           ------------------
             Total current assets                                                1,086,193

       Equipment, net                                                               85,927
       Intangible assets, net of amortization of $49,285                           607,853
       Other assets                                                                  4,012
                                                                           ------------------
                                                                              $  1,783,985
                                                                           ------------------
                                                                           ------------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

       Current liabilities:
           Accounts payable and accrued expenses                              $  1,016,323
           Note payable to stockholder                                              70,233
                                                                           ------------------
             Total current liabilities                                           1,086,556
                                                                           ------------------
                                                                           ------------------

       Commitments and contingencies

       Stockholders' equity:
           Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued or outstanding
           Common stock - $.001 par value; 20,000,000 shares authorized,
             4,974,560 issued and outstanding                                        4,975
           Additional paid-in capital                                            7,472,107
           Accumulated deficit                                                  (6,779,653)
                                                                           ------------------
        Total stockholders' equity                                                 697,429
                                                                           ------------------
                                                                              $  1,783,985
                                                                           ------------------
                                                                           ------------------




        The accompanying notes are an integral part of these consolidated financial statements

                                CARDIAC SCIENCE, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                             FOR THE YEARS ENDED DECEMBER 31,
                                                      1997          1996
                                               ---------------  -----------

Sales                                           $  1,213,071

Cost of sales                                        753,693
                                               ---------------

Gross profit                                         459,378

Operating expenses:
    Research and development                         767,118     $  422,360
    Selling                                          458,603            ---
    General and administrative                     1,052,408        404,480
                                               ---------------  -----------

Loss from operations                              (1,818,751)      (826,840)
Interest income (expense), net                        (4,247)        35,883
                                               ---------------  -----------

Loss before provision for income taxes            (1,822,998)      (790,957)

Provision for income taxes                             1,600            988
                                               ---------------  -----------

Net loss                                       $  (1,824,598)   $  (791,945)
                                               ---------------  -----------
                                               ---------------  -----------

Basic and diluted loss per share (Note 5)           $  (0.47)      $  (0.23)
                                               ---------------  -----------
                                               ---------------  -----------

Number of shares used in the computation of
    loss per share (Note 5)                        3,875,656      3,395,466
                                               ---------------  -----------
                                               ---------------  -----------



   The accompanying notes are an integral part of these consolidated financial statements.

                            CARDIAC SCIENCE, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                          Common Stock
                                      Common Stock     Preferred Stock     Subscribed
                                -------------------  ----------------- ------------------
                                Number of    Amount  Number of  Amount Number of   Amount  Additional    Accumulated
                                 Shares               Shares           Shares                Paid-In       Deficit        Total
                                                                                             Capital
                                ---------  --------  ---------  ------ ---------  -------- ----------    ------------     -------

Balance at December 31, 1995
  (restated-see Note 5)        2,795,947    $2,796     ---    $  ---    541,333   $924,134  $4,145,015    $(4,163,110)   $908,835
Issuance of common stock for
  subscribed amount              395,500       396                     (395,500)  (674,134)    673,738                      ---
Common stock subscribed for
  license fees at $1.37
  per share                                                              13,125     18,000                                 18,000
Common stock options
  exercised at $0.34 per share    11,375        11                                               3,889                      3,900
Common stock warrants
  exercised at $1.71 per share    59,500        60                                             115,342                    115,402
Common stock warrants
  exercised at $4.57 per share     3,280         3                                              14,997                     15,000
Net loss                                                                                                     (791,945)   (791,945)
                                ---------  --------  ---------  ------ ---------  -------- -----------    ------------  ----------
Balance at December 31, 1996
  (restated-see Note 5)        3,265,602     3,266     ---      ---     158,958    268,000   4,952,981     (4,955,055)    269,192
Issuance of preferred stock
  for the acquisition of
  Diagnostic Monitoring                                500    600,000                                                     600,000
Issuance of common stock for
  subscribed amount              158,958       159                     (158,958)  (268,000)    267,841                       ---
Conversion of preferred
  stock into common stock        500,000       500    (500)  (600,000)                         599,500                       ---
Issuance of common stock
  for cash at $2.00 per share  1,000,000     1,000                                           1,999,000                  2,000,000
Issuance costs (including
  50,000 shares of common
  stock at $2.00 per share)       50,000        50                                            (347,215)                  (347,215)
Net loss                                                                                                   (1,824,598) (1,824,598)
                                ---------  --------  ---------  ------ ---------  -------- -----------    ------------ -----------
Balance at December 31, 1997   4,974,560  $  4,975     ---    $  ---      ---     $  ---    $7,472,107    $(6,779,653) $  697,429
                                ---------  --------  ---------  ------ ---------  -------- -----------    ------------  ----------
                                ---------  --------  ---------  ------ ---------  -------- -----------    ------------  ----------


   The accompanying notes are an integral part of these consolidated financial statements.

                                     CARDIAC SCIENCE, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     YEARS ENDED DECEMBER 31,
                                                                   -----------------------------
                                                                          1997           1996
                                                                   --------------   -------------

Cash flows from operating activities:
Net loss                                                           $  (1,824,598)   $  (791,945)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                         70,047         12,830
    Expenses paid with common stock                                                      18,000
    Changes in operating assets and liabilities,exclusive of
      Diagnostic Monitoring acquisition:
    Trade receivables                                                    (86,587)           ---
    Inventory                                                            (87,407)           ---
    Prepaid expenses                                                     (75,142)           327
    Accounts payable and accrued expenses                                452,015        (36,009)
                                                                   --------------   -------------
Net cash used in operating activities                                 (1,551,672)      (796,797)
                                                                   --------------   -------------

Cash flows from investing activities:
    Purchase of equipment                                                (64,700)           ---
    Cash acquired in Diagnostic Monitoring acquisition                    43,223            ---
                                                                   --------------   -------------
Net cash used by investing activities                                    (21,477)           ---
                                                                   --------------   -------------

Cash flows from financing activities:
    Payment on bank line of credit                                       (18,903)           ---
    Payments of notes payable to stockholder                             (12,743)      (102,000)
    Proceeds from sale of common stock                                 2,000,000            ---
    Proceeds from exercise of common stock options                           ---          3,900
    Proceeds from exercise of common stock warrants                          ---        130,402
    Costs of equity issuances                                           (247,165)           ---
                                                                   --------------   -------------
Net cash provided by financing activities                              1,721,189         32,302
                                                                   --------------   -------------

Net increase (decrease) in cash and cash equivalents                     148,040       (764,495)

Cash and cash equivalents at beginning of year                           413,311      1,177,806
                                                                   --------------   -------------
Cash and cash equivalents at end of year                              $  561,351     $  413,311
                                                                   --------------   -------------
                                                                   --------------   -------------

Supplemental cash flow disclosures:
Cash paid during the year for:
  Income taxes                                                          $  1,600         $  988
  Interest                                                             $  10,133       $  2,300
Supplemental schedule of noncash investing
  and financing activities:
    Conversion of preferred stock into common stock                   $  600,000
    Exchange of common stock subscribed for
      common stock                                                    $  268,000
    Common stock issued in payment of fees                                            $  18,000

  Acquisition of Diagnostic Monitoring:
    Fair value of noncash assets acquired                             $  282,154
    Liabilities assumed and incurred                                    (382,515)
    Intangible assets                                                    657,138
    Preferred stock issued                                              (600,000)
                                                                   --------------
    Cash acquired                                                     $  (43,223)
                                                                   --------------
                                                                   --------------



     The accompanying notes are an integral part of these consolidated financial statements.

                                         .
                               CARDIAC SCIENCE, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND CAPITALIZATION OF THE COMPANY

     Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market a line of non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products") to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company's Products are designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the ventricular tachyarrhythmia (dangerously fast heart rate) and/or ventricular fibrillation (quivering of the heart following tachyarrhythmia, which usually results in death). Among the cardioverter/defibrillator devices under development by the Company are ambulatory (mobile) AECD devices similar in function to the Implantable Cardioverter Defibrillator ("ICD") devices that are either currently approved for sale by the U.S. Food and Drug Administration (the "FDA") or are undergoing clinical trials. However, the Company's planned AECD Products will not require surgery to implant the devices. Moreover, the Company's Products will not require the presence of a human operator to activate the device and deliver the defibrillator charge, as is the case with existing devices.

2.   BASIS OF PRESENTATION AND CONTINUED EXISTENCE

     Until the acquisition of Innovative Physician Services, Inc. d/b/a Diagnostic Monitoring ("Diagnostic Monitoring") on April 11, 1997 (see Note
4), the Company was a development stage company engaged in the development of the Products for the treatment of arrhythmias that lead to cardiac arrest. Diagnostic Monitoring develops, manufactures and distributes cardiac devices and supplies, primarily PC-based Ambulatory ECG ("Holter") systems and Holter recorders on a worldwide basis.

     While the acquisition of Diagnostic Monitoring provides the Company with a revenue base, additional capital is needed to fulfill the Company's marketing, research and product development goals. From May 20, 1991 (inception) through December 31, 1997, the Company incurred losses of approximately $6.8 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain prior period balances have been reclassified to conform to the December 31, 1997 presentation.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintained approximately $490,000 of its cash in a money market fund with one major financial institution at December 31, 1997.

     INVENTORY

     Inventory, which consists of finished products and subassemblies, is stated at the lower of cost (first-in, first-out) or market value.

     EQUIPMENT

     Property and equipment is carried at cost. Depreciation of equipment is provided on the straight-line method over estimated useful lives of five years. Repairs and maintenance are expensed as incurred while renewals or betterments are capitalized. Upon the sale or retirement of equipment, the accounts are relieved of the cost and related accumulated depreciation and any resulting gain or loss is included in operations.

     LONG-LIVED ASSETS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE
IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, in March 1995. SFAS No. 121 requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flow can be directly attributable to long-lived assets. The Company adopted SFAS No. 121 on January 1, 1996 with no material effect on the Company's financial statements.

     PER SHARE INFORMATION

     The Company has adopted FASB No. 128, EARNINGS PER SHARE. This statement requires the presentation of basic and diluted earnings per share, as defined, on the statement of operations for companies whose capital structure includes convertible securities and options.

     Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding and subscribed. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

     REVENUE RECOGNITION

     Sales and related costs of goods sold are recognized when goods are shipped to customers. The majority of the Company's customers are distributors who sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after March 15, 1994.

     INCOME TAXES

     The Company follows SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

4.   ACQUISITION OF DIAGNOSTIC MONITORING

     On April 11, 1997, the Company acquired Diagnostic Monitoring for 500 shares (5,714.285 pre-split) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Preferred Stock was entitled to 1,000 votes per share; was convertible into 1,000 shares of the Company's common stock, at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and was automatically convertible into 1,000 shares of common stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of common stock to allow such conversion. There were no dividend rights on the Preferred Stock. On September 8, 1997, the Company effectuated a one-for-11.42857413 reverse stock split and the shares of Preferred Stock automatically converted into 500,000 shares of common stock.

     The total purchase price was $682,975, the fair market value of the Preferred Stock issued and the Note. The fair market value of the Preferred Stock issued was estimated based on the trading value of the common stock less a 30% discount to take into consideration the lack of the ability to trade and other features of the Preferred Stock. The fair market value of the Note represents the discounted value (at 11.25%) of the Note over 20 months.

     The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the fair market value of the assets acquired and liabilities assumed as follows:


              Cash                                     $  43,223
              Accounts receivable                        129,575
              Inventory                                  122,006
              Other assets                                13,232
              Property and equipment                      17,341
              Intangible assets                          657,138
              Bank line of credit                        (18,903)
              Accounts payable and accrued expenses     (280,637)
              Note payable to stockholder                (82,975)
                                                    -------------
              Preferred stock issued                  $  600,000
                                                    -------------
                                                    -------------


     The intangible assets resulting from the purchase price allocation is being amortized over 10 years using the straight-line method.

5.   RECAPITALIZATION AND REVERSE SPLIT

     In January 1997, the Company entered into an advisory and consulting agreement (the "Sorbus Agreement") with Sorbus Asset Strategies, S.A., a Swiss company ("Sorbus"). Sorbus agreed, among other things, to locate, on a best efforts basis, potential investors to purchase shares of common stock, (the "Financing"). As a condition precedent to the Financing, the Sorbus Agreement provided, among other things, that the Company obtain the approval of its Board of Directors and stockholders to amend the Company's Certificate of Incorporation (i) to effectuate a one-for-11.42857143 reverse stock split of the issued and outstanding shares of the common stock (the "Reverse Split") and (ii) to reduce the number of authorized shares of common stock from 40,000,000 to 20,000,000 shares (the "Stock Reduction"). On April 9, 1997, the Board of Directors of the Company unanimously approved the Reverse Split and the Stock Reduction. Stockholders holding a majority of the issued and outstanding common stock and all of the Preferred Stock approved the Reverse Split and the Stock Reduction on May 15, 1997. The Financing was completed in 1997 when the Company sold 1,000,000 shares of common stock for $2,000,000 in gross proceeds.

     On September 8, 1997, the Company effectuated the Reverse Split and the Stock Reduction. All share and per share amounts have been adjusted to give retroactive effect to the Reverse Split for all periods presented.

6.   COMMITMENTS AND CONTINGENCIES

     REVOLVING LINE OF CREDIT

     The Company entered into a Loan and Security Agreement with a Bank dated November 14, 1997. The agreement provides for a revolving line of credit up to $200,000 collateralized by substantially all assets of the Company and includes certain covenants. The term of the agreement is for twelve months. The balance outstanding at December 31, 1997 was $0. In January 1998, the Company had borrowings of $200,000.

     OPERATING LEASE

     The Company leases office space and equipment under the terms of operating lease agreements.

     Total rent expense for the years ended December 31, 1997 and 1996 was $55,664 and $40,800, respectively. The minimum lease payments under the terms of these lease agreements are as follows:



                      YEARS ENDING
                      DECEMBER 31,
                      -------------

                         1998     $  64,776
                         1999        67,368
                         2000        22,748
                                -----------
                                 $  154,892
                                -----------
                                -----------


7.   INCOME TAXES

     The Company's provision for income tax represents the current state minimum taxes. There is no deferred income tax provision.

     The temporary differences which give rise to the deferred tax provision (benefit) consists of the following for the year ended December 31, 1997:




                 Property and equipment             $  (951)
                 Capitalized costs                  (67,814)
                 Accrued liabilities                  3,937
                 Allowance for doubtful accounts     (6,866)
                 Inventory reserve                   (4,284)
                 State income taxes                     272
                 Tax credit carryforwards           (68,089)
                 Net operating loss carryforwards  (639,508)
                                                  ----------
                                                   (783,303)
                 Valuation allowance                783,303
                                                  ----------
                                                     $    0
                                                  ----------
                                                  ----------


     The temporary differences which give rise to deferred income tax assets and liabilities at December 31, 1997 are as follows:



                Property and equipment                 $  1,707
                Capitalized costs                        98,402
                Accrued liabilities                       1,018
                Allowance for doubtful accounts           6,866
                Inventory reserve                         4,284
                State income taxes                          544
                Tax credit carryforwards                198,614
                Net operating loss carryforwards      2,413,389
                                                    -----------
                                                      2,724,824
                Valuation allowance                  (2,724,824)
                                                    -----------

                                                           $  0
                                                    -----------
                                                    -----------


     The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the year ended December 31, 1997 as follows:


         Statutory regular federal income tax rate      (34.0%)
         Nondeductible expenses                           0.2
         State income taxes                               0.1
         Tax credits                                     (1.0)
         Change in valuation allowance                   34.8
                                                     -----------
                                                          0.1%
                                                     -----------
                                                     -----------

     As of December 31, 1997, the Company has research and experimentation credit carryforwards for federal and state purposes of approximately $97,000 and $102,000, respectively. These credits begin to expire in 2010 for federal and state purposes. The Company also has approximately $6,430,000 and $2,700,000 of federal and state net operating loss carryforwards which will begin to expire in 2006 and 2000, respectively.

     The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. The Company has issued 1,750,000 shares of common Stock which has resulted in a greater than 50% change in ownership. This ownership change has substantially limited the Company's ability to utilize its net operating loss carryforwards in future periods. In addition, the Company also has outstanding warrants and options which if exercised would create additional ownership changes and may further limit the Company's ability to utilize its net operating loss carryforwards in future periods.

8.   STOCK OPTIONS

     1991 STOCK OPTION PLAN

     The Company's 1991 Stock Option Plan (the "1991 Plan") provides for the granting of stock options intended to qualify as incentive stock options and stock options not intended to qualify as incentive stock options ("non-statutory options"). The 1991 Plan is administered by a committee of two or more persons appointed by the Company's Board of Directors (the "Committee"), or by the Board itself carrying out the Committee's functions. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1991 Plan the Committee determines is in the Company's best interest. Up to 61,250 shares of common stock are authorized to be issued under the 1991 Plan. Such number of shares, as well as the number of shares issuable upon an option's exercise and the exercise price, are subject to adjustments as set forth in the 1991 Plan.

     1993 STOCK OPTION PLAN

     The 1993 Stock Option Plan (the "1993 Plan") authorizes the granting of incentive stock options to employees of the Company, including officers, and non-statutory stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors.

     The 1993 Plan also authorizes the yearly grant, upon the date of the annual stockholders' meeting, to members of the Board of Directors of the Company of non-statutory stock options to purchase 2,188 shares of the Company's common stock at an exercise price equal to the fair market value thereof on the date of grant ("Directors' Options"). Up to 70,000 shares of common stock may be issued under the 1993 Plan, subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The option price for the common stock underlying options granted pursuant to the 1993 Plan (other than Directors' Options) is determined by the Board of Directors or a committee designated by the Board of Directors and consisting of two or more members. The 1993 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

     The 1991 Plan and the 1993 Plan (the "Plans") incorporate the federal tax law requirements for incentive stock options. Among other such requirements, the per share exercise price of an incentive stock option granted under the Plans must not be less than 100% of the fair market value of a share of the common stock on the date of grant and the option may not be exercised more than 10 years after its grant date. If an incentive stock option is granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the

Company, the exercise price may not be less than 110% of such fair market value and the option may not be exercised more than five years after its grant date.

     Outstanding options may be terminated or accelerated in the event of certain corporate acquisitions or other change of control events. An option granted under the Plans will not be assignable or transferable by the grantee other than by will or the laws of inheritance, except that a non-statutory option will be transferable by the grantee pursuant to a qualified domestic relations order as defined in the Code, Title I of the Employee Retirement Income Security Act or the rules thereunder. Other vesting, termination and payment provisions for incentive and non-statutory options may be determined by the Committee.

     Stock option activity under the Plans are summarized as follows:


                                                 Year Ended     Year Ended
                                                 December 31,   December 31,
                                                    1997           1996
                                              -------------     -----------
Outstanding, beginning of year                     148,315       213,500
Granted                                                ---           ---
Exercised                                              ---       (11,375)
Canceled                                          (114,627)      (53,810)
                                              -------------   -----------
Outstanding, end of year                            33,688       148,315
                                              -------------   -----------
                                              -------------   -----------
Exercisable, end of year                            24,588        66,266
                                              -------------   -----------
                                              -------------   -----------

As of the end of the year:
  Option Price per share                 $2.97 - $  21.43   $1.71-$21.43
  Weighted average option price
      per share                                     $4.17          $2.59


     At December 31, 1997 the number of shares reserved and available for issuance under the plans was 97,562. The weighted average remaining contractual life as of December 31, 1997 is approximately 25 months.

     The Board of Directors approved a 1997 Stock Option/Stock Issuance Plan on December 8, 1997. This plan is subject to shareholder approval at the 1997 Annual Meeting of Stockholders to be held May 12, 1998. No options have been granted under this plan through December 31, 1997.

     PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

     In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the options on the Company's common stock for the year ended December 31, 1995: risk free interest rate of 6.5%; dividend yield of 0%; volatility of the expected market prices of the Company's common stock of 85.1%; and expected life of the options of 5.5 years. There have been no option grants in fiscal years ended December 31, 1996 or 1997.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information follows (in thousands, except per share information):


                                             Year Ended December 31,
                                                 1997       1996
                                           ------------  -----------
             Pro forma net loss            $  (1,837)     $  (805)
             Pro forma net loss per share  $   (.47)      $  (.23)


9.   WARRANTS

     During 1992, the Company granted warrants to Medstone and Technology Funding to purchase 297,500 and 145,833 shares of the Company's common stock, respectively, at $1.71 per share in conjunction with their loans to the Company for $510,000 and $250,000, respectively. Concurrent with the September, 1994 closing of the private placement (i) Medstone exercised its warrants to the extent of 238,000 shares, (ii) the Company utilized the proceeds therefrom ($408,000) to pay an equivalent portion of the $510,000 Medstone Note, (iii) the expiration date for the remaining Medstone Warrants to purchase 59,500 shares of common stock was changed to June 30, 1996, (iv) Technology Funding exercised all of the 145,833 Technology Funding Warrants and, (v) the Company utilized the proceeds therefrom ($250,000) to pay the $250,000 Technology Funding Note. The shares underlying the Medstone Warrants were not issued at the time of the private placement due to an agreement between the Company and Medstone and were classified as common stock subscribed, but as of January 22, 1996 the shares were issued. The shares underlying the warrants exercised by Technology Funding were not to be issued until the Company completed its recapitalization in 1997. Consequently, the amounts relating to these shares are shown as common stock subscribed at December 31, 1996. In April 1996, Medstone exercised the remaining warrants to purchase 59,500 of the Company's common stock and the Company utilized the proceeds therefrom ($102,000) to pay off the remainder of the Note Payable to Related Party (i.e. the Medstone
Note). In December 1992, the Company granted warrants to two of its executive officers and directors to purchase an aggregate of 94,886 shares of the common stock at $4.57 per share in consideration of services. The warrants granted to the executive officers and directors are immediately exercisable and expire in 2002. In connection with a private offering completed in January 1993, the Company issued to the purchasers of shares of its common stock warrants to purchase an additional 262,500 shares of its common stock at $4.57 per share, of which through December 31, 1995 a total of 72,187 shares had been purchased, and to the Company's placement agent warrants to purchase 65,625 shares of the common stock under the same terms and conditions as those warrants granted to purchasers of the shares in the private offering, none of which were exercised. The warrants issued in connection with the private offering were immediately exercisable and were scheduled to expire on December 31, 1995; however, the Board of Directors extended the expiration date on warrants from the private offering to January
31, 1996.   In January 1996, 3,280 shares were exercised for net proceeds to the Company of $15,000 and the remaining warrants expired unexercised. In June 1993 warrants to purchase 131 shares of the common stock at $11.43 per share were issued to a supplier in consideration of services. These warrants are exercisable and expire in June 1998.

     In connection with a private placement of common stock in 1994, ten year warrants to purchase 962,500 shares of common stock at $.01 per share were issued as follows: 525,000 shares to the placement agent for the offering, 262,500 shares to legal counsel of the Company, 87,500 shares to a financial advisor to the Company, and 87,500 shares to two directors/consultants of the Company. These warrants become exercisable beginning in August 1998. In January 1996, warrants to purchase 17,500 shares of the common stock at $4.57 per share were issued to a director of the Company for past services. In connection with a private placement of common stock in 1997 (Note 5), warrants to purchase 100,000 shares of the common stock at $2.25 per share were issued to the placement agent.

     At December 31, 1997, a total of 1,141,347 warrants were outstanding of which 178,847 were exercisable.

9.   STATEMENT OF FINANCIAL STANDARDS NOT YET ADOPTED

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. It establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The implementation of SFAS No. 130 is not expected to have a material effect on the Company's financial statement presentation.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the way that a public enterprise reports information about key revenue-producing segments in the annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company intends to implement SFAS 131 in 1998 and is currently reviewing the provisions of and its impact on the Company's financial presentation.

10.  CONCENTRATIONS OF RISK

     Approximately 81% of the Company's revenues for the year ended December 31, 1997 are export sales to international countries.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          (i) Coopers & Lybrand L.L.P., ("Coopers") has been appointed as the Registrant's certified public accountants replacing Ernst & Young L.L.P., ("Ernst") who has been dismissed, effective November 13, 1997.

          (ii) The Ernst reports on the financial statements of the Company for the years ended December 31, 1996 and 1995 do not contain an adverse opinion or a disclaimer of opinion, nor was either report qualified or modified as to uncertainty, audit scope, or accounting principles except that the report contained a going concern qualification.

          (iii) The Company's decision to change its accountants was approved by its Board of Directors on November 13, 1997.

          (iv) During the period covered by the financial statements through November 13, 1997, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,PROMOTERS AND CONTROL PERSONS; IN COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the information to be provided under the caption "Election of Directors" in the Company's Proxy Statement for it Annual Meeting of Stockholders to be held in 1998 (the "Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information to be under the caption "Compensation of Executive Officers" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information to be under the caption "Common stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information to be under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13   EXHIBITS, LIST AND REPORTS ON FORM 8-K.

  (a)     INDEX TO FINANCIAL STATEMENTS

     1.   Financial Statements                              Page

        Report of Independent Accountants                    18
        Report of Independent Auditors                       19
        Consolidated Balance Sheet at December 31, 1997      20
        Consolidated Statements of Operations for the        21
           years ended December 31, 1997 and  1996
        Consolidated Statement of Stockholders' Equity       22
          for the years ended December 31, 1997 and 1996
        Consolidated Statements of Cash Flows for the        23
          years ended December 31, 1997 and 1996
       Notes to Consolidated Financial Statements            24




     (b)  REPORTS ON FORM 8-K

          The Company filed two reports on Form 8-K with the Commission during the quarter ended December 31, 1997. The first Form 8-K dated November 13, 1997 related to the Changes in the Registrant's Certifying Accountant. The second Form 8-K dated December 4, 1997 related to the sale of equity securities.

     (c)       EXHIBITS



         Exhibit No.      Description
         -----------      -----------
         3.1              Certificate of Incorporation (1)
         3.2              Bylaws (1)
         4.1              Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald
                           Hill, Fran Daniels and Medstone, Inc. (2)
         10.1             1991 Stock Option Plan, as amended (3)
         10.2             Agreement, dated August 20, 1997, between Financial Sciences of America and the
                           Company
         10.3             Agreement, dated August 20, 1997, between Breslow & Walker L.L.P. and the Company
         10.4             Facility Lease dated May 1, 1997 for 1176 Main St, Bldg C, Irvine, CA
         10.6             Employment Agreement, dated January 1997 between the Company and Raymond Cohen(5)
         10.7             1993 Stock Option Plan(5)
         10.8             Agreement and Plan of Merger, dated April 9, 1997, by and among the Company,
                           Raymond W. Cohen, Innovative Physicians Service, Inc. d/b/a Diagnostic
                           Monitoring and CSI Merging Corporation(4)
         10.9             Promissory Note, dated April 9, 1997 in principal amount of $100,000 payable to Raymond W. Cohen.(4)
         23               Consent of Auditor



  (1) Previously filed with the Company's Application for Registration on Form 10 dated October 2, 1991.
  (2) Previously filed with the Company's Form 10-K for the year ended December 31, 1993.
  (3) Previously filed under Amendment No. 1, dated April 18, 1992, to Application For Registration on Form 10.

  (4)     Previously filed with Form 10-K for the year ended December 31, 1996.

                                      SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT , THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                   CARDIAC SCIENCE, INC.




                                   By:     RAYMOND W. COHEN
                                       ------------------------------
                                           Raymond W. Cohen
                                           President & Chief Executive Officer







                                   By:      BRETT L. SCOTT
                                        ---------------------------------
                                            Brett L. Scott
                                            Chief Financial Officer &
                                            Secretary (Principal
                                            Financial and Accounting Officer)



Date:  March 25, 1998

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                     Title                     Date
---------                     -----                     ----


RAYMOND W. COHEN             Director                March__, 1998
-----------------------
Raymond W. Cohen




PAUL QUADROS                 Director                March__, 1998
-----------------------
Paul Quadros




PETER CROSBY                 Director                March__, 1998
-----------------------
Peter Crosby