Form 10QSB
period 1998-03-31
CARDIAC SCIENCE INC
filed 1998-05-14
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1998
                               ----------------------------------------

                                          OR

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                       Commission file number 0-19567
                                              -------

                               CARDIAC SCIENCE, INC.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)


                 DELAWARE                                 33-0465681
        -------------------------------                ----------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)


    1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA                   92614
------------------------------------------------------------------------------
      (Address of principal executive offices)

Issuer's telephone number, including area code:           (949)  587-0357


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

The number of shares of the Common Stock of the registrant outstanding as of May 14, 1998 was 5,134,560.

                              CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-QSB

                         PART I.  FINANCIAL INFORMATION

                                                                              PAGE NO.
                                                                              --------
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets March 31, 1998 (Unaudited)
              and December 31, 1997                                              3

            Consolidated Condensed Statements of Operations (Unaudited)
              Three months ended March 31, 1998 and 1997                         4

            Consolidated Condensed Statements of Cash Flows (Unaudited)
              Three months ended March 31, 1998 and 1997                         5

            Consolidated Condensed Notes to Financial Statements (Unaudited)     6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operation                       8

                        PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                   12

Item 2.     Changes in Securities and Use of Proceeds                           12

Item 3.     Defaults Upon Senior Securities                                     12

Item 4.     Submission of Matters to a Vote of Security Holders                 12

Item 5.     Other Information                                                   12

Item 6.     Exhibits and Reports on Form 8-K                                    12

Signatures                                                                      13

ITEM 1.  FINANCIAL STATEMENTS

                             CARDIAC SCIENCE, INC.


                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                        March 31,     December 31,
                                                                                           1998           1997
                                                                                       -----------    ------------
                                                         ASSETS
Current Assets:
  Cash and cash equivalents                                                            $   382,495    $   561,351
  Trade accounts receivable-net                                                            190,987        216,162
  Inventory                                                                                268,837        209,413
  Prepaid expenses                                                                         116,220         99,267
                                                                                       -----------    -----------
    Total current assets                                                                   958,539      1,086,193


Equipment, net                                                                              82,795         85,927
Intangible assets, net of amortization of $65,713 and $49,285, respectively                591,425        607,853
Other assets                                                                                 4,012          4,012
                                                                                       -----------    -----------
                                                                                       $ 1,636,771    $ 1,783,985
                                                                                       -----------    -----------
                                                                                       -----------    -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank line of credit                                                                  $   200,000    $       ---
  Accounts payable and accrued expenses                                                  1,195,530      1,016,323
  Notes payable                                                                            256,305         70,233
                                                                                       -----------    -----------
    Total current liabilities                                                            1,651,835      1,086,556
                                                                                       -----------    -----------



Stockholders' Equity (Deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                                      ---            ---
  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 4,984,560 issued and outstanding at March 31, 1998 and 4,974,560 at
    December 31, 1997                                                                        4,985          4,975
  Additional paid-in capital                                                             7,471,110      7,472,107
  Accumulated deficit                                                                   (7,491,159)    (6,779,653)
                                                                                       -----------    -----------
    Total stockholders' equity (deficit)                                                   (15,064)       697,429
                                                                                       -----------    -----------
                                                                                       $ 1,636,771    $ 1,783,985
                                                                                       -----------    -----------
                                                                                       -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months           Three months
                                                              ended                  ended
                                                          March 31, 1998         March 31, 1997
                                                          --------------         --------------
Sales                                                       $   446,712            $       ---
Cost of Sales                                                   290,363                    ---
                                                            -----------            -----------
Gross Profit                                                    156,349                    ---

Operating Expenses:
  Research and development                                      419,738                 78,536
  Selling expenses                                              139,518                    ---
  General and administrative                                    302,170                 93,476
                                                            -----------            -----------

Loss from operations                                           (705,077)              (172,012)

Interest income (expense), net                                   (4,029)                 3,537
                                                            -----------            -----------

Loss before provision for income taxes                         (709,106)              (168,475)
Provision for income taxes                                        2,400                    ---
                                                            -----------            -----------

Net loss                                                    $  (711,506)           $  (168,475)
                                                            -----------            -----------
                                                            -----------            -----------

Basic and diluted loss per share                            $      (.14)           $      (.05)
                                                            -----------            -----------
                                                            -----------            -----------

Number of shares used in the computation of loss
  per share                                                   4,984,560              3,424,561
                                                            -----------            -----------
                                                            -----------            -----------

    The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                              Three months          Three months
                                                                                  ended                 ended
                                                                             March 31, 1998        March 31, 1997
                                                                             --------------        --------------
Cash flows from operating activities:

Net loss for the period                                                         $(711,506)           $(168,475)

Adjustments to reconcile net loss to net
 Cash used in operating activities:
            Depreciation and amortization                                          22,428                3,019
            Expenses paid with common stock                                        20,000
            Changes in operating assets and liabilities:
             Trade receivables                                                     25,175                  ---
             Inventory                                                            (59,424)                 ---
             Prepaid expenses                                                     (16,953)              (1,235)
             Accounts payable and accrued expenses                                179,207              (13,690)
                                                                                ---------            ---------
Net cash used in operating activities                                            (541,073)            (180,381)
                                                                                ---------            ---------

Cash used by investing activities:
            Purchase of equipment                                                  (2,868)                 ---
                                                                                ---------            ---------
            Net cash used by investing activities                                  (2,868)                 ---
                                                                                ---------            ---------

Cash provided by financing activities:
            Payments of note payable to stockholder                               (13,928)
            Proceeds from line of credit                                          200,000                  ---
            Proceeds from note payable                                            200,000                  ---
            Costs of equity issuances                                             (20,987)
                                                                                ---------            ---------
            Net cash provided by financing activities                             365,085                  ---
                                                                                ---------            ---------

            Net increase (decrease) in cash and cash equivalents                 (178,856)            (180,381)
            Cash and cash equivalents at beginning of period                      561,351              413,311
                                                                                ---------            ---------

            Cash and cash equivalents at end of period                          $ 382,495            $ 232,930
                                                                                ---------            ---------
                                                                                ---------            ---------

    The accompanying notes are an integral part of the financial statements

                             CARDIAC SCIENCE, INC.

       CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1998

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

         While the acquisition of Diagnostic Monitoring provides the Company with a revenue base, additional capital is needed to fulfill the Company's marketing, research and product development goals. From May 20, 1991 (inception) through March 31, 1998, the Company incurred losses of approximately $7.5 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the full year.

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

         The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the fair market value of the assets acquired and liabilities assumed. The intangible assets resulting from the purchase price allocation is being amortized over 10 years using the straight-line method.

5.   PRIVATE PLACEMENT

         On April 26, 1998, the Company sold 150,000 shares of its common stock, at $2.00 per share, to a foreign investor in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company retained the $300,000 previously loaned ($200,000 on March 31, 1998 and an additional $100,000 on April 1, 1998) to the Company by such investor as full payment for the purchase price of the shares. In connection with the offering, the Corporation is obligated to pay a finder's fee equal to ten percent of the gross proceeds of the sale, payable in cash or common stock.

6.    STATEMENT OF FINANCIAL STANDARDS ADOPTED

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has adopted the provisions of SFAS No. 131 with respect to it's wholly-owned subsidiary Diagnostic Monitoring, which was acquired April 11, 1997 (Note 4).

         All revenues reported for the three month period ending March 31, 1998, $446,712, were derived from Diagnostic Monitoring. Net profit for this segment for the three month period ended March 31, 1998 was $47,848. Prior to the acquisition, all items of income and expense were derived from the operations of Cardiac Science, Inc. and therefore prior periods have not been restated to reflect segment data.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere in this Quarterly Report on Form 10-QSB.

         The Company is engaged in the development of non-invasive automatic defibrillator devices for the treatment of arrhythmias that lead to cardiac arrest. The Company commenced operations in May 1991. Until its acquisition of Diagnostic Monitoring in April 1997, its operations have consisted primarily of research and development activities and clinical FDA testing.

         Cardiac Science's Automatic External Cardioverter Defibrillator (AECD(R)) devices are designed to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The AECD products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via disposable defibrillator pads attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm. Reducing time to defibrillation is widely recognized as the most effective way to increase survival from cardiac arrest.

         There are three AECD devices under development by the Company. The Company's initial product, the Powerheart(R) defibrillator-monitor for in-hospital use, received 510(k) clearance from the United States Food and Drug Administration in October 1997 to allow it to begin marketing its Powerheart AECD in the United States. The additional AECD products under development include a light-weight, ambulatory vest model which can be worn continuously by at-risk cardiac patients and a fully automatic public access defibrillator which can be used by first responders and other non-technical individuals outside of the hospital environment.

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

         In September 1997 the Company began work to complete development and begin production of the Powerheart(R) commercial model. Upon completion of the commercial model, of which there can be no assurance, the Company plans to sell the Powerheart(R) through a strategic U.S. distribution partner and overseas through existing its existing network of international distributors.

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

         RESULTS OF OPERATIONS

         For the three months and year to date ended March 31, 1998, the Company had revenues of $446,712 and a net loss of $711,506 compared to no revenues and a net loss of $168,475 for the three months and year to date period ended March 31, 1997.

         Revenues generated for the three months and year to date ended March 31, 1998 are attributable to the sale of products by its subsidiary, Diagnostic Monitoring. Gross profit on sales for the period ending March 31, 1998 was 35%. Sales of Diagnostic Monitoring's Windows 95(R) compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 78% of the Company's total revenue. Sales of Spirometers accounted for 3.5% and PC-based Electrocardiographs accounted for 5.2%. Export sales of Diagnostic Monitoring's products to international countries represented 85% of the Company's revenue, with the balance of sales coming from within the United States.

         The increased loss for the quarter and year to date period ended March 31, 1998 is primarily attributable to increased operating costs offset by an increase in gross margins.

         Research and development expenses increased to $419,738 for the three months and year to date period ended March 31, 1998, as compared to $78,536 for the three month and year to date period ended March 31, 1997.
This increase was due to pre-production costs associated with the commercialization of the Company's initial AECD(R) product, the Powerheart(R).

         Selling expenses for the three months and year to date period ended March 31, 1998 were $139,518, compared to no expenses in the three months and year to date period ended March 31, 1997 reflecting the marketing efforts for the Holter Product line and pre-marketing expense for the Powerheart(R).

         General and administrative expenses increased to $302,170 for the three month and year to date period ended March 31, 1998, from $93,476 for the same period in 1997. The increase was a result of expenditures incurred to support both the Holter Product line (acquired in 1997) and infrastructure necessary to commercialize the Powerheart and begin initial preparations for market release. Expenses, which increased in 1998 as compared to 1997, included amortization of intangible assets, personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

         Interest expense, net, increased to $4,029 for the three month and year to date period ended March 31, 1998 as compared to interest income, net of $3,537 for the same period in the prior year, due to the debt incurred in the acquisition of Diagnostic Monitoring and borrowings on the bank line of credit in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had cash and cash equivalents of $382,495 and a working capital deficit of $693,296 as compared to cash and cash equivalents of $561,351 and negative working capital of $363 at December 31, 1997. From inception, the Company's sources of funding for operations were derived from equity placements aggregating approximately $7,500,000. The Company has incurred losses of approximately $7,500,000 since inception and expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities, completion and initiation of clinical trials for current and future products and costs associated with the development of a commercial model and pre-production costs for the Powerheart(R) product. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products

         The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next 4 months. Given the current sales volume and applications of cash, the Company expects that further capital additions will be necessary to sustain growth until the Company becomes cash positive. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations.

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

                             CARDIAC SCIENCE, INC.

                          PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                None.

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

Item 5.         OTHER INFORMATION

                None.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a)    None.
                b)    None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       CARDIAC SCIENCE, INC.




Date: MAY 14, 1998                     /s/ Brett L. Scott
--------------                         -------------------
                                       Brett L. Scott
                                       Chief Financial Officer