Form 10QSB
period 1998-06-30
CARDIAC SCIENCE INC
filed 1998-08-14
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 1998
                               ---------------------------------------

                                       OR

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                   DELAWARE                                 33-0465681
        -------------------------------                  ----------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


            1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA      92614
            --------------------------------------------------------
            (Address of principal executive offices)

Issuer's telephone number, including area code:                (949)  587-0357


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

The number of shares of the Common Stock of the registrant outstanding as of August 4, 1998 was 5,159,560.

                              CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                                                                        PAGE NO.
                                                                                        --------
Item 1.    Financial Statements:

           Consolidated Condensed Balance Sheets as of June 30, 1998 (Unaudited)
             and December 31, 1997                                                         3

           Consolidated Condensed Statements of Operations (Unaudited) for the
            Three and Six months ended June 30, 1998 and 1997                              4

           Consolidated Condensed Statements of Cash Flows (Unaudited) for the
            Six months ended June 30, 1998 and 1997                                        5

           Consolidated Condensed Notes to Financial Statements (Unaudited)                6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operation                                   9

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.    Legal Proceedings                                                              13

Item 2.    Changes in Securities and Use of Proceeds                                      13

Item 3.    Defaults Upon Senior Securities                                                13

Item 4.    Submission of Matters to a Vote of Security Holders                            13

Item 5.    Other Information                                                              13

Item 6.    Exhibits and Reports on Form 8-K                                               13

Signatures                                                                                14


ITEM 1. FINANCIAL STATEMENTS

                             CARDIAC SCIENCE, INC.
                             ---------------------

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    -------------------------------------

                                                                               (Unaudited)
                                                                                 June 30,    December 31,
                                                                                   1998          1997
                                     ASSETS                                    -----------   ------------
Current Assets:
  Cash and cash equivalents                                                   $   410,736    $   561,351
  Trade accounts receivable-net of allowances of $8,000 and $16,028,
    respectively                                                                  161,223        216,162
  Inventory                                                                       281,864        209,413
  Prepaid expenses                                                                 35,259         99,267
                                                                              -----------    -----------
           Total current assets                                                   889,082      1,086,193

  Equipment, net                                                                   97,817         85,927
  Intangible assets, net of amortization of $82,141 and $49,285, respectively     574,997        607,853
  Other assets                                                                      4,012          4,012
                                                                              -----------    -----------
                                                                              $ 1,565,908    $ 1,783,985
                                                                              -----------    -----------
                                                                              -----------    -----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank line of credit                                                         $   200,000    $       ---
  Accounts payable and accrued expenses                                         1,551,751      1,016,323
  Notes payable                                                                    46,693         70,233
                                                                              -----------    -----------
           Total current liabilities                                            1,798,444      1,086,556
                                                                              -----------    -----------


Stockholders' Equity (Deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                            ---            ---
  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 5,159,560 issued and outstanding at June 30, 1998 and 4,974,560 at
    December 31, 1997                                                               5,160          4,975
  Common stock subscribed                                                       1,000,000
  Additional paid-in capital                                                    7,336,963      7,472,107
  Accumulated deficit                                                          (8,574,659)    (6,779,653)
                                                                              -----------    -----------
           Total stockholders' equity (deficit)                                  (232,536)       697,429
                                                                              -----------    -----------
                                                                              $ 1,565,908    $ 1,783,985
                                                                              -----------    -----------
                                                                              -----------    -----------

     The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended                      Six months ended
                                                            ------------------                      ----------------
                                                       June 30, 1998       June 30, 1997     June 30, 1998      June 30, 1997
                                                       -------------       -------------     -------------      -------------
Sales                                                   $   355,644          $ 408,998        $   802,356        $   408,998
Cost of sales                                               226,650            209,447            517,013            209,447
                                                        -----------          ---------        -----------        -----------

Gross profit                                                128,994            199,551            285,343            199,551

Operating expenses:
   Research and development                                 577,452             51,392            997,190            129,928
   Selling expenses                                         215,292            115,193            354,810            115,193
   General and administrative                               414,653            299,283            716,823            392,759
                                                        -----------          ---------        -----------        -----------

Loss from operations                                     (1,078,403)          (266,317)        (1,783,480)          (438,329)

Interest (expense) net                                       (5,097)            (4,656)            (9,126)            (1,119)
                                                        -----------          ---------        -----------        -----------

Loss before provision for income taxes                   (1,083,500)          (270,973)        (1,792,606)          (439,448)
Provision for income taxes                                      ---                105              2,400                105
                                                        -----------          ---------        -----------        -----------

Net loss                                                $(1,083,500)         $(271,078)       $(1,795,006)       $  (439,553)
                                                        -----------          ---------        -----------        -----------
                                                        -----------          ---------        -----------        -----------

Basic and diluted loss per share                        $    (0.22)          $    (.08)       $    (0.36)        $     (.13)
                                                        -----------          ---------        -----------        -----------
                                                        -----------          ---------        -----------        -----------

Number of shares used in the computation of loss
  per share                                               5,015,329          3,424,561          5,000,030          3,424,561
                                                        -----------          ---------        -----------        -----------
                                                        -----------          ---------        -----------        -----------



     The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Six months     Six months
                                                            ended          ended
                                                        June 30, 1998  June 30, 1997
                                                        -------------  -------------
Cash flows from operating activities:

Net loss for the period                                  $(1,795,006)   $(439,553)

Adjustments to reconcile net loss to net
  Cash used in operating activities:
     Depreciation and amortization                            47,131      16,971
     Expenses paid with common stock                          20,000         ---
     Changes in operating assets and liabilities:
     Trade receivables                                        54,939     (65,787)
     Inventory                                               (72,451)      2,372
     Prepaid expenses                                         64,008     (31,629)
     Accounts payable and accrued expenses                   475,428      71,485
                                                           ---------   ---------

Net cash used in operating activities                     (1,205,951)   (446,141)
                                                           ---------   ---------

Cash from (used) by investing activities:
     Cash acquired in Diagnostic Monitoring acquisition          ---      43,223
     Purchase of equipment                                   (26,165)    (10,705)
                                                           ---------   ---------
     Net cash from (used) provided by investing activities   (26,165)     32,518
                                                           ---------   ---------

Cash provided by financing activities:
     Payments of note payable to stockholder                 (23,540)        ---
     Proceeds from line of credit                            200,000      16,095
     Proceeds from exercise of warrants                        2,000         ---
     Proceeds from common stock subscribed                 1,000,000         ---
     Costs of equity subscriptions                           (96,959)        ---
                                                           ---------   ---------
     Net cash provided by financing activities             1,081,501      16,095
                                                           ---------   ---------

     Net decrease in cash and cash equivalents              (150,615)   (397,528)
     Cash and cash equivalents at beginning of period        561,351     413,311
                                                           ---------   ---------

     Cash and cash equivalents at end of period            $ 410,736   $  15,783
                                                           ---------   ---------
                                                           ---------   ---------

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

1.       ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market a line of non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products") to treat persons suffering from or at high risk of life-threatening arrhythmias. The Products are designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the ventricular tachyarrhythmia (dangerously fast heart rate) and/or ventricular fibrillation (quivering of the heart following tachyarrhythmia, which usually results in death). Among the cardioverter/defibrillator devices under development by the Company are ambulatory (mobile) AECD devices similar in function to the Implantable Cardioverter Defibrillator ("ICD") devices that are either currently approved for sale by the U.S. Food and Drug Administration (the "FDA") or are undergoing clinical trials. However, the Company's planned AECD Products will not require surgery to implant the devices. Moreover, the Products will not require the presence of a human operator to activate the device and deliver the defibrillator charge, as is the case with existing devices.

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

         While the acquisition of Diagnostic Monitoring provides the Company with a revenue base, additional capital is needed to fulfill the Company's marketing, research and product development goals. From May 20, 1991 (inception) through June 30, 1998, the Company incurred losses of $8,574,659. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. Results of operations for the six months ended June 30, 1998 are not necessarily indicative of results for the full year.

4.       ACQUISITION OF DIAGNOSTIC MONITORING

         On April 11, 1997, the Company acquired Diagnostic Monitoring for 500 shares (5,714.285 pre-split) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000, payable in eighteen (18) equal consecutive monthly installments commencing upon the earlier of April 9, 1999 or the completion of an equity financing by the Company of not less than $2,000,000 of gross proceeds. Each share of Preferred Stock was entitled to 1,000 votes per share was convertible into 1,000 shares of the Company's common stock, at any time, and from time to time, at the holder's option, without the payment of any additional consideration, and was automatically convertible into 1,000 shares of common stock (subject to adjustment for any reverse stock split, etc.) upon there being a sufficient number of authorized but unissued shares of common stock to allow such conversion. There were no dividend rights on the Preferred Stock. On September 8, 1997, the Company effectuated a one-for- 11.42857413 reverse stock split and the shares of Preferred Stock automatically converted into 500,000 shares of common stock.

         The total purchase price for Diagnostic Monitoring was $682,975, the fair market value of the Preferred Stock issued and the Note. The fair market value of the Preferred Stock issued was estimated based on the trading value of the common stock less a 30% discount to take into consideration the lack of the ability to trade and other features of the Preferred Stock. The fair market value of the Note represents the discounted value (at 11.25%) of the Note over 20 months.

         The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the fair market value of the assets acquired and liabilities assumed. The intangible assets resulting from the purchase price allocation is being amortized over 10 years using the straight-line method.

5.       COMMON STOCK SUBSCRIBED

         Through June 30, 1998, the Company sold an aggregate of 500,000 shares of its common stock, at $2.00 per share, to foreign investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with such transactions, the Corporation is obligated to pay a finder's fee equal to ten percent of the gross proceeds of the sale, payable in cash or common stock of which $40,000 had been paid at June 30, 1998 and $60,000 was included in accrued expenses.

6.       STATEMENT OF FINANCIAL STANDARDS ADOPTED

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has adopted the provisions of SFAS No. 131 with respect to it's wholly-owned subsidiary Diagnostic Monitoring, which was acquired April 11, 1997 (Note 4).

         All revenues reported for the six month period ending June 30, 1998, were derived from Diagnostic Monitoring. Net profit for this segment for the six month period ended June 30, 1998 was $14,046. Prior to the acquisition, all items of income and expense were derived from the operations of Cardiac Science, Inc. and therefore prior periods have not been restated to reflect segment data.

7.     YEAR 2000 ISSUE

       In the next eighteen months, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment the Company believes that the software utilized by the Company will not be impacted by the Year 2000 Issue. The Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. The Company is in the process of responding to initial customer inquiries, and intends to initiate communications with its vendors regarding the Year 2000 Issue in the fourth quarter of 1998. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Cardiac Science's Automatic External Cardioverter Defibrillator (AECD-R-) devices are designed to treat persons suffering from, or at high risk of, life-threatening arrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The AECD products will continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, via disposable defibrillator pads attached to the patient's chest, transmit electrical shock (defibrillation) to convert the patient's heart to a normal rhythm. Reducing time to defibrillation is widely recognized as the most effective way to increase survival from cardiac arrest.

         There are three AECD devices under development by the Company. The Company's initial product, the Powerheart-R- defibrillator-monitor for in-hospital use, received 510(k) clearance from the United States Food and Drug Administration in October 1997 to allow it to begin marketing its Powerheart AECD in the United States. The additional AECD products under development include a light-weight, ambulatory vest model which can be worn continuously by at-risk cardiac patients and a fully automatic public access defibrillator which can be used by first responders and other non-technical individuals outside of the hospital environment.

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

         RESULTS OF OPERATIONS

         For the three and six months ended June 30, 1998, the Company had revenues of $355,644 and $802,356, and a net loss of $1,083,500 or $(0.22)
per share and $1,795,006 or $(0.36) per share, respectively, compared to revenues of $408,998 and $408,998 and a net loss of $271,078 or $(0.08) per share and $439,553 or $(0.13) per share, respectively, for the three and six months ended June 30, 1997.

         Revenues generated for all periods are attributable to the sale of products by the Company's subsidiary, Diagnostic Monitoring. Gross profit on sales for the period ending June 30, 1998 was 36%. Sales of Diagnostic Monitoring's Windows 95(R) compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 80% of the Company's total revenue. Sales of Spirometers accounted for 4% and PC- based Electrocardiographs accounted for 5%. Export sales of Diagnostic Monitoring's products to international countries represented 86% of the Company's revenue, with the balance of sales coming from within the United States.

         The increased loss for the quarter and year to date period ended June 30, 1998 is primarily attributable to increased operating costs offset by an increase in gross margins.

         Research and development expenses increased to $577,452 and $997,190, respectively, for the three and six months ended June 30, 1998, from $51,392 and $129,928, respectively, for the three and six months ended June 30, 1997. This increase was due to pre-production costs associated with the commercialization of the Company's initial AECD(R) product, the Powerheart(R).

         Selling expenses increased to $215,292 and $354,810, respectively, for the three and six months ended June 30, 1998, from $115,193 for both the three and six months ended June 30, 1997 reflecting the marketing efforts for the Holter Product line and pre-marketing expense for the Powerheart(R).

         General and administrative expenses increased to $414,653 and $716,823, respectively, for the three and six months ended June 30, 1998, from $299,283 and $392,759 for the three and six months ended June 30, 1997. The increase was a result of expenditures incurred to support both the Holter Product line (acquired in 1997) and infrastructure necessary to commercialize the Powerheart and begin initial preparations for market release. Expenses, which increased in 1998 as compared to 1997, included amortization of intangible assets, personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

         Interest expense, net, increased to $5,097 and $9,126 for the three month and year to date period ended June 30, 1998 as compared to $4,656 and $1,119, respectively, for the same periods in the prior year, due to the debt incurred in the acquisition of Diagnostic Monitoring and borrowings on the bank line of credit in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had cash and cash equivalents of $410,736 and a working capital deficit of $909,362 as compared to cash and cash equivalents of $561,351 and negative working capital of $363 at December 31, 1997. From inception, the Company's sources of funding for operations were derived from equity placements aggregating approximately $8,500,000. The Company has incurred losses of $8,574,659 since inception and expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities, completion and initiation of clinical trials for current and future products and costs associated with the development of a commercial model and pre-production costs for the Powerheart(R) product. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

           The Company's cash resources are minimal and the Company has borrowed $200,000 from a bank on a revolving line of credit secured by all of the Company's assets. In obtaining the line of credit, the Company covenanted to maintain a minimum liquidity ratio and a minimum stated net worth. At June 30, 1998 and at July 31, 1998 the Company was not in compliance with the minimum stated net worth requirement. The bank, however, has agreed to forbear exercising its remedies for those stated periods. Unless and until the Company is able to raise additional equity capital, the Company does not anticipate being in compliance with the minimum stated net worth requirement and will be required to seek the bank's waiver or forbearance in exercising its remedies for those periods in which the Company is not in compliance. There can be no assurance that such waivers or forbearance will be granted.

           The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next two months. Given the current sales volume and applications of cash, the Company expects that further capital additions will be necessary to sustain growth until the Company becomes cash positive. In this respect, the Company has engaged an investment banker to act as its exclusive agent in connection with a private placement of the Company's common stock. The private placement is currently in progress. However, there can be no assurance that any such transactions will be consummated or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations.

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

                             CARDIAC SCIENCE, INC.
                             ---------------------

                          PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings
                -----------------
                None.

Item 2.         Changes in Securities and Use of Proceeds
                -----------------------------------------
                None.

Item 3.         Defaults Upon Senior Securities
                -------------------------------
                None.

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                On May 12, 1998 the Company held an Annual Meeting of Stockholders in Irvine, California. The stockholders voted on three matters.

                The following votes were cast for the nominees for election of directors, and all such nominees were elected.

                                          Votes For       Votes Against   Votes Abstain
                Raymond Cohen             2,678,294               0            179
                Paul Quadros              2,678,248               0            225
                Peter Crosby              2,678,292               0            181
                Howard Evers              2,678,250               0            223
                J. Desmond Fitzgerald     2,678,215               0            258


                The following votes were cast for the ratification and approval of the Company's 1997 Stock Option/Stock Issuance Plan:

                2,128,907 votes for the ratification and approval
                547,502 votes against the ratification and approval 2,064 votes abstained from voting

                The votes cast on the ratification of the selection of Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP), as independent public accountants for the Company for the year ending December 31, 1998 were as follows:

                2,676,240 votes for the ratification and appointment 392 votes against the ratification and appointment 1,841 votes abstained from voting

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                a)   None.
                b) The Company filed reports on Form 8-K dated April 26, 1998, May 15, 1998, June 16, 1998 and June 30, 1998 with the
                     Commission relating to sales of equity securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                       CARDIAC SCIENCE, INC.
                                       ---------------------



Date: August 14, 1998                  /s/  Brett L. Scott
---------------------                  -------------------
                                       Brett L. Scott
                                       Chief Financial Officer