Form 10QSB/A
period 1998-06-30
CARDIAC SCIENCE INC
filed 1998-08-28
CIK 876188

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                 FORM 10-QSB\A NO.1
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1998
                               ----------------------------------------

                                          OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                            Commission file number 0-19567

                                CARDIAC SCIENCE, INC.
          -----------------------------------------------------------------
          (Exact name of Small Business Issuer as specified in its charter)

                DELAWARE                               33-0465681
--------------------------------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)            Identification No.)

    1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA         92614
--------------------------------------------------------------------------------
     (Address of principal executive offices)

Issuer's telephone number, including area code:   (949) 587-0357

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

                                CARDIAC SCIENCE, INC.

                              PART II. OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits

                10.1 Loan and Security Agreement with Silicon Valley Bank, as amended, dated November 14, 1997 (including the Intellectual Property Security Agreement).

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

                                        CARDIAC SCIENCE, INC.

   Date: August 26, 1998                /s/ Brett L. Scott
                                        ------------------------------
                                        Brett L. Scott
                                        Chief Financial Officer

EXHIBIT INDEX

Exhibit   Description
No.       ------------
--

10.1 Loan and Security Agreement with Silicon Valley Bank, as amended, dated November 14, 1997 (including the Intellectual Property Security Agreement).