Form 10QSB
period 1998-09-30
CARDIAC SCIENCE INC
filed 1998-11-12
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1998
                               -------------------------------------------

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

The number of shares of the Common Stock of the registrant outstanding as of November 6, 1998 was 5,704,560.

                              CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION

                                                                                               PAGE NO.
                                                                                               --------
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of September 30, 1998 (Unaudited)
              and December 31, 1997                                                                 3

            Consolidated Condensed Statements of Operations (Unaudited) for the
              Three and Nine months ended September 30, 1998 and 1997                               4

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
              Nine months ended September 30, 1998 and 1997                                         5

            Consolidated Condensed Notes to Financial Statements (Unaudited)                        6

Item 2.     Management's Discussion and Analysis or Plan of Operation                               9

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                      13

Item 2.     Changes in Securities and Use of Proceeds                                              13

Item 3.     Defaults Upon Senior Securities                                                        13

Item 4.     Submission of Matters to a Vote of Security Holders                                    13

Item 5.     Other Information                                                                      13

Item 6.     Exhibits and Reports on Form 8-K                                                       13

Signatures                                                                                         14

                                                                              2

Item 1.  FINANCIAL STATEMENTS

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                   September 30,           December 31,
                                                                                        1998                   1997
                                                                                  -----------------      ------------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                      $         153,688       $         561,351
  Trade accounts receivable-net of allowances of $8,000 and $16,028,
    respectively                                                                           131,781                 216,162
  Inventory                                                                                184,609                 209,413
  Prepaid expenses                                                                          17,061                  99,267
                                                                                ------------------      ------------------
     Total current assets                                                                  487,139               1,086,193


Equipment, net                                                                             117,504                  85,927
Intangible assets, net of amortization of $98,569 and $49,285, respectively                558,568                 607,853
Other assets                                                                                 4,012                   4,012
                                                                                 ------------------     ------------------
                                                                                 $       1,167,223       $       1,783,985
                                                                                 ------------------     ------------------
                                                                                 ------------------     ------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of capital lease obligation                                    $           3,285       $             ---
  Bank line of credit                                                                      175,000                     ---
  Accounts payable and accrued expenses                                                  1,665,289               1,016,323
  Notes payable                                                                            141,787                  70,233
                                                                                ------------------      ------------------
    Total current liabilities                                                            1,985,361               1,086,556
                                                                                ------------------      ------------------

Long term portion of capital lease obligation                                               17,440                     ---
                                                                                ------------------      ------------------

Stockholders' Equity (Deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                                      ---                     ---

  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 5,674,560 issued and outstanding at September 30, 1998 and 4,974,560 at
    December 31, 1997                                                                        5,675                   4,975

   Common stock subscribed                                                                 200,000
  Additional paid-in capital                                                             8,336,246               7,472,107
  Accumulated deficit                                                                   (9,377,499)             (6,779,653)
                                                                                ------------------      ------------------
      Total stockholders' equity (deficit)                                                (835,578)                697,429
                                                                                ------------------      ------------------
                                                                                 $       1,167,223       $       1,783,985
                                                                                ------------------      ------------------
                                                                                ------------------      ------------------


    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended                        Nine months ended
                                                ----------------------------------       ---------------------------------
                                                September 30,        September 30,       September 30,       September 30,
                                                     1998                1997                 1998                1997
                                               -----------------    ----------------    -----------------   -----------------
Sales                                            $      318,940       $     380,050      $     1,121,296      $      789,048
Cost of sales                                           211,569             238,088              728,582             447,535
                                               -----------------    ----------------    -----------------   -----------------

Gross profit                                            107,371             141,962              392,714             341,513

Operating expenses:
   Research and development                             437,889             127,663            1,435,079             257,591
   Selling expenses                                     154,325             100,059              509,135             215,252
   General and administrative                           312,353             279,080            1,029,176             671,839
                                               -----------------    ----------------    -----------------   -----------------

Loss from operations                                   (797,196)           (364,840)          (2,580,676)           (803,169)

Interest (expense) net                                   (5,645)             (1,545)             (14,771)             (2,663)
                                               -----------------    ----------------    -----------------   -----------------

Loss before provision for income taxes                 (802,841)           (366,385)          (2,595,447)           (805,832)
Provision for income taxes                                  ---                 695                2,400                 800
                                               -----------------    ----------------    -----------------   -----------------
Net loss                                        $      (802,841)      $    (367,080)     $    (2,597,847)      $    (806,632)
                                               -----------------    ----------------    -----------------  -----------------
                                               -----------------    ----------------    -----------------  -----------------

Basic and diluted loss per share                $         (0.14)             $(0.10)     $         (0.49)      $       (0.23)
                                               -----------------    ----------------    -----------------  -----------------
                                               -----------------    ----------------    -----------------  -----------------

Number of shares used in the computation of
loss per share                                        5,651,353           3,821,300            5,276,117           3,558,261
                                               -----------------    ----------------    -----------------  -----------------
                                               -----------------    ----------------    ----------------- - -----------------



    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months          Nine months
                                                                                   ended                ended
                                                                               September 30,        September 30,
                                                                                   1998                  1997
                                                                              ----------------      ---------------
Cash flows from operating activities:

Net loss for the period                                                       $    (2,597,847)      $     (806,632)

Adjustments to reconcile net loss to net Cash used in operating activities:
            Depreciation and amortization                                              71,053               31,923
            Expenses paid with common stock                                            50,000                  ---
            Changes in operating assets and liabilities:
             Trade receivables                                                         84,381             (115,217)
             Inventory                                                                 24,804              (75,230)
             Prepaid expenses                                                          82,206              (42,733)
             Accounts payable and accrued expenses                                    568,966               60,626
                                                                              ----------------      ---------------
Net cash used in operating activities                                              (1,716,437)            (947,263)
                                                                              ----------------      ---------------

Cash from (used) by investing activities:
            Cash acquired in Diagnostic Monitoring acquisition                            ---               43,223
            Purchase of equipment                                                     (32,620)             (24,069)
                                                                              ----------------      ---------------
            Net cash from (used) provided by investing activities                     (32,620)              19,154
                                                                              ----------------      ---------------

Cash provided by financing activities:
            Payments of note payable to stockholder                                   (28,446)                 ---
            Proceeds from line of credit                                              175,000               23,221
            Proceeds from note payable                                                100,000                  ---
            Proceeds from exercise of warrants                                          2,000                  ---
            Proceeds from issuance of and subscription for common stock
                                                                                    1,200,000            1,289,362
            Costs of equity subscriptions                                            (107,160)                 ---
                                                                              ----------------      ---------------
            Net cash provided by financing activities                               1,341,394            1,312,583
                                                                              ----------------      ---------------

            Net increase (decrease) in cash and cash equivalents                     (407,663)             384,474
            Cash and Cash equivalents at beginning of period                          561,351              413,311
                                                                              ----------------      ---------------

            Cash and cash equivalents at end of period                        $       153,688       $      797,785
                                                                              ----------------      ---------------
                                                                              ----------------      ---------------

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1.       ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market a line of non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products") to treat persons suffering from or at high risk of life-threatening arrhythmias. The Products are designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the ventricular tachyarrhythmia (dangerously fast heart rate) and/or ventricular fibrillation (quivering of the heart following tachyarrhythmia, which usually results in death). Moreover, the Products will not require the presence of a human operator to activate the device and deliver the defibrillator charge, as is the case with existing defibrillators used in hospitals.

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

         While the acquisition of Diagnostic Monitoring provides the Company with a revenue base, additional capital is needed to fulfill the Company's marketing, research and product development goals. From May 20, 1991 (inception) through September 30, 1998, the Company incurred losses of $9,377,499. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company is currently attempting to identify other sources of financing. There can be no assurance that the Company will be successful in these areas.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. Results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results for the full year.

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

5.   PRIVATE PLACEMENTS

         Through September 30, 1998, the Company sold an aggregate of 600,000 shares of its common stock, of which 100,000 shares remained subscribed for at September 30, 1998. Theses shares were sold at $2.00 per share to foreign investors in offshore transactions pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with such transactions, the Company is obligated to pay a finder's fee equal to 8.8 percent of the gross proceeds of the sale, payable in cash or common stock of which $40,000 had been paid at September 30, 1998 and $80,000 was included in accrued expenses.

         In October 1998 the Company completed a private placement of 500,000 shares of common stock and three-year warrants to purchase 125,000 shares of common stock at $2.50 per share, for an aggregate purchase price of $1 million to a foreign investor in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the offering, the Corporation is obligated to pay a finder a fee equal to ten percent of the gross proceeds of the sale, payable in cash or Common Stock, and three-year warrants to purchase 50,000 shares of Common Stock at $2.20 per share. The investor has agreed to make an additional investment of $1.5 million, under similar terms, upon the completion of a strategic partnering agreement.

6.   STATEMENT OF FINANCIAL STANDARDS ADOPTED

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company has adopted the provisions of SFAS No. 131 with respect to its wholly-owned subsidiary Diagnostic Monitoring, which was acquired April 11, 1997 (Note 4).

         All revenues reported for the nine month period ending September 30, 1998, were derived from Diagnostic Monitoring. Net profit for this segment for the nine month period ended September 30, 1998 was approximately $42,000. Prior to the acquisition, all items of income and expense were derived from the operations of Cardiac Science, Inc. and therefore prior periods have not been restated to reflect segment data.

7.    YEAR 2000 ISSUE

         In the next fifteen months, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment the Company believes that the software utilized by the Company will not be impacted by the Year 2000 Issue. The Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. In addition, the Company's initial products, the Powerheart(R) AECD(R), and its AECD Tachyarrhythmia Detection Software(TM) are not expected to encounter any problems with the Year 2000 issue. The Company is in the process of responding to initial customer inquiries, and intends to initiate communications with its vendors regarding the Year 2000 Issue in the fourth quarter of 1998. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere in this Quarterly Report on Form 10-QSB.

         The Company is engaged in the development of software-driven non-invasive fully automatic defibrillator devices for the treatment of tachyarrhythmias that lead to cardiac arrest. The Company commenced operations in May 1991. Until its acquisition of Diagnostic Monitoring in April 1997, its operations have consisted primarily of research and development activities and clinical FDA testing.

         The Company has successfully developed proprietary detection and discrimination software, Automatic External Cardioverter Defibrillator ("AECD-Registered Mark-") Tachyarrhythmia Detection Software-TM-, designed to continuously monitor and treat persons suffering from, or at high risk of, life-threatening arhythmias (abnormal rhythms of the heart) such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart) that lead to cardiac arrest. The proprietary software is proven in clinical trials to detect life-threatening tachyarrhythmias with 100% sensitivity and with specificity approaching zero false positives. The AECD Tachyarrhythmia Detection Software-TM- received 510(k) clearance from the United States Food and Drug Administration in August 1998 to allow it to be marketed in the U.S.

         Using its proprietary tachyarrhythmia software technology platform, Cardiac Science developed the Powerheart-Registered Mark- AECD-Registered Mark-, a non-invasive bedside defibrillator used to continuously monitor hospitalized cardiac patients for life-threatening tachyarrhythmias and automatically deliver electrical (defibrillation) shock(s) within seconds, without human intervention, should a patient suffer cardiac arrest. The Powerheart-Registered Mark- AECD-Registered Mark- represents a significant advancement in detection and defibrillator technology and the ability to effectively manage life-threatening arrhythmias in a hospital environment. Drawing on the technologies that have made "hands-off" defibrillation and implantable defibrillation possible and fusing this with advanced monitoring capabilities, the Powerheart introduces the unique ability to provide continuous monitoring and automatic therapy. The Powerheart received 510(k) clearance from the United States Food and Drug Administration in October 1997 to allow it to begin marketing in the U.S. The Company is in the process of completing the commercial version of the Powerheart-Registered Mark- and expects to begin production of the device in early 1999.

         The Company anticipates embedding its proprietary software in numerous medical devices, including portable AED's (e.g. Public Access Defibrillators-"PAD"), standard "crash-cart" defibrillators, ambulatory AECD-Registered Mark- devices, as well as bedside patient monitoring systems.

         The Company's primary objective is to pioneer the commercialization of AECD-Registered Mark- devices that obviate the need for human intervention to successfully treat arrhythmias that lead to cardiac arrest. The Company believes the AECD-Registered Mark- Products are ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological advantages in the development of AECD-Registered Mark- devices. The Company has been issued one patent, and has one additional patent under exclusive license relating to its AECD-Registered Mark- technology.

         In September 1997 the Company began work to complete development and begin production of the Powerheart-Registered Mark- commercial model. Upon completion of the commercial model, of which there can be no assurance, the Company plans to sell the Powerheart-Registered Mark- through a strategic U.S. distribution partner and overseas through its existing network of international distributors.

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

         RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 1998, the Company had revenues of $318,940 and $1,121,296, and a net loss of $802,481 or $(0.14) per share and $2,597,847 or $(0.49) per share, respectively, compared to revenues of $380,050 and $789,048 and a net loss of $367,080 or $(0.10)
per share and $806,632 or $(0.23) per share, respectively, for the three and nine months ended September 30, 1997.

         Revenues generated for all periods are attributable to the sale of products by the Company's subsidiary, Diagnostic Monitoring. Gross profit on sales for the period ending September 30, 1998 was 35%. Sales of Diagnostic Monitoring's Windows 95-Registered Mark- compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 77% of the Company's total revenue. Sales of Spirometers accounted for 4%, PC-based Electrocardiographs accounted for 4% and Ambulatory Blood Pressure products accounted for 7%. Export sales of Diagnostic Monitoring's products to international countries represented 85% of the Company's revenue, with the balance of sales coming from within the United States.

         The increased loss for the quarter and year to date period ended September 30, 1998 is primarily attributable to increased operating costs offset by gross margins from the sale of products by the Company's subsidiary.

         Research and development expenses increased to $437,889 and $1,435,079, respectively, for the three and nine months ended September 30, 1998, from $127,663 and $257,591, respectively, for three and nine months ended September 30, 1997. This increase was due to engineering and pre-production costs associated with the commercialization of the Company's initial AECD-Registered Mark- product, the Powerheart-Registered Mark-. Included in the engineering costs related to the commercialization of the Powerheart-Registered Mark- was a credit of approximately $200,000 resulting from the settlement of a dispute with a vendor in the quarter ending September 30, 1998.

         Selling expenses increased to $154,325 and $509,135, respectively, for the three and nine months ended September 30, 1998, from $100,059 and $215,252, respectively, for three and nine months ended September 30, 1997. The increase was due to marketing efforts for the Holter Product line (acquired in 1997) and pre-marketing expense for the Powerheart-Registered Mark-.

         General and administrative expenses increased to $312,353 and $1,029,176, respectively, for three and nine months ended September 30, 1998, from $279,080 and $671,839 for the three and nine months ended September 30, 1997. The increase was a result of expenditures incurred to support both the Holter Product line (acquired in 1997) and infrastructure necessary to commercialize the Powerheart-Registered Mark- and begin initial preparations for market release. Expenses, which increased in 1998 as compared to 1997, included amortization of intangible assets, personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

         Interest expense, net, increased to $5,645 and $14,771 for the three month and year to date period ended September 30, 1998 as compared to $1,545 and $2,663, respectively, for the same periods in the prior year, due to the debt incurred in the acquisition of Diagnostic Monitoring and borrowings on the bank line of credit in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had cash and cash equivalents of $153,688 and a working capital deficit of $1,494,937 as compared to cash and cash equivalents of $561,351 and negative working capital of $363 at December 31, 1997. From inception, the Company's sources of funding for operations were derived from equity placements aggregating approximately $8,700,000. The Company has incurred losses of $9,377,499 since inception and expects to incur substantial additional operating losses as a result of expenditures related to the marketing, research and product development activities, completion and initiation of clinical trials for current and future products and costs associated with the development of a commercial model and pre-production costs for the Powerheart(R) product. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

         The Company's cash resources are minimal and the Company has borrowed $175,000 from a bank on a revolving line of credit secured by all of the Company's assets. In obtaining the line of credit, the Company covenanted to maintain a minimum liquidity ratio and a minimum stated net worth. For each of the months during the period of June 30 through September 30, 1998, the Company was not in compliance with one or both of these requirements. The bank, however, has agreed to forbear exercising its remedies for such period with the condition that the Company repay an amount of $25,000 for each month that it is not in compliance with the stated covenants. Once the Company is in compliance with the covenants it can then draw against the line of credit. Unless and until the Company is able to raise additional equity capital, the Company does not anticipate being in compliance with the minimum stated net worth requirement and will be required to seek the bank's waiver or forbearance in exercising its remedies for those periods in which the Company is not in compliance. There can be no assurance that such waivers or forbearances will be granted.

         In September 1998 the Company obtained a non-interest bearing loan of $100,000 repayable in 90 days. In consideration for this loan, the Company issued three year warrants to purchase 50,000 shares of common stock at a price of $2.00. No amounts have been assigned to these warrants due to immateriality.

         As explained in Note 5 to the financial statements, in October 1998 the Company completed a private placement of 500,000 shares of common stock and three-year warrants to purchase 125,000 shares of common stock at $2.50 per share, for an aggregate purchase price of $1 million and the investor has agreed to make an additional investment of $1.5 million under similar terms upon the Company achieving near term milestones. There can be no assurance that such milestones will be achieved. No amounts have been assigned to these warrants due to immateriality.

         The Company anticipates that its current cash balance combined with the realization of the $1 million in October 1998 and an additional $1.5 million upon achievement of near term milestones, will be sufficient to meet the Company's cash requirements for at least the next six months. Given the current sales volume and applications of cash, the Company expects that further capital additions will be necessary to sustain growth until the Company becomes cash positive. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations.

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

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             a)    None.
             b) The Company filed a report on Form 8-K dated August 10, 1998 with the Commission relating to sale of equity securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                      CARDIAC SCIENCE, INC.







           Date: November 10, 1998                   /s/  Brett L. Scott
                 -------------------                  -------------------
                                                     Brett L. Scott
                                                     Chief Financial Officer