Form 10KSB40
period 1998-12-31
CARDIAC SCIENCE INC
filed 1999-03-31
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act
    of 1934
                   For the fiscal Year Ended December 31, 1998

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                 For the transition period from _____ to _____

                         Commission File Number 0-19567

                              CARDIAC SCIENCE, INC.
                              ---------------------
                 (Name of Small Business Issuer in its Charter)

      DELAWARE                                      33-0465681
---------------------------------          -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

               1176 Main Street, Suite C, Irvine, California 92614
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number (949) 587-0357

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $0.001 Par Value
                                                                 ------------------------------
                                                                 (Title of Class)

     Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB: [X]

     Revenues of the registrant for the year ended December 31, 1998 were $-0-.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,465,000 as of March 16, 1999 based on the closing price of the Common Stock on the OTC/Bulletin Board on March 15, 1999. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 7,138,335 shares of the registrant's Common Stock outstanding as of March 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Definitive Proxy Statement for Issuer's Annual Meeting of Stockholders to be held in 1999 are incorporated by reference to Parts III of this Form 10-KSB Report.

                               TABLE OF CONTENTS


                                                                          Page
                          Item Number and Caption                        Number
                          -----------------------                        ------
PART I

    Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . 3
    Item 2.   Description of Property. . . . . . . . . . . . . . . . . . .11
    Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11
    Item 4.   Submission of Matters to a Vote of Security Holders. . . . .11


PART II

    Item 5.   Market for Common Equity
                 and Related Stockholder Matters . . . . . . . . . . . . .12
    Item 6.   Management's Discussion and Analysis or Plan of Operation. .13
    Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .16
    Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . .29


PART III

    Item 9.   Directors, Executive Officers, Promoters and
                 Control Persons; Compliance with Section 16(a)
                 of the Exchange Act . . . . . . . . . . . . . . . . . . .29
    Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .29
    Item 11.  Security Ownership of Certain Beneficial
                  Owners and Management. . . . . . . . . . . . . . . . . .29
    Item 12.  Certain Relationships and Related Transactions . . . . . . .29
    Item 13.  Exhibits, List and Reports on Form 8-K . . . . . . . . . . .29

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         OVERVIEW

         Cardiac Science, Inc. ("Cardiac Science" or the "Company") designs, develops and intends to market non-invasive automatic external cardiac defibrillation ("AECD-Registered Trademark-" devices (the "AECD Products") that utilize its proprietary tachyarrhythmia detection and discrimination software (the "AECD Technology"). Cardiac Science has been a public company since its inception in 1991 when it was "spun-off" from Medstone International, Inc. (NASDAQ:MEDS) to its stockholders. From inception up to early 1997, the Company primarily was focused on the research and development of the AECD Technology and FDA testing of clinical prototypes. In early 1997, Cardiac Science employed a new management team and since September 1997 it has raised equity capital in the amount of $5.7 million. In addition, through its wholly-owned subsidiary, Diagnostic Monitoring, the Company manufactured PC-based Holter Electrocardiogram ("ECG") systems and Ambulatory Holter recorders and distributed these products in over 40 countries for the period of April 1997 through December 31, 1998. On December 31, 1998, the Company sold substantially all of the assets of Diagnostic Monitoring to Biosensor Corporation (OTC:BSNR).

         Cardiac arrest is the single largest cause of death in the United States and Europe. It is estimated to strike approximately 1.5 million Americans yearly and more than double that worldwide, a third of whom die. The number of persons at temporary risk of life-threatening arrhythmias and cardiac arrest is significantly higher. Such individuals include hospitalized patients with symptoms that could indicate a heart attack, heart attack survivors, those diagnosed with severe forms of heart disease, persons suffering from congestive heart failure, heart transplant patients and patients whose surgery or treatment increases the risk of cardiac arrest. The Company's mission is to increase the survival rate of cardiac arrest victims and create a new standard of care through the development and commercialization of its proprietary automatic defibrillation technology.

         The Company received FDA clearance for the AECD Technology in August 1998. The AECD Technology can be integrated into an external defibrillator-monitor or combined with the Company's high-voltage defibrillator and related hardware to provide defibrillation therapy without the need for human intervention. There are three AECD Products under development by Cardiac Science that utilize the AECD Technology. The Company's initial product, the Powerheart-Registered Trademark-, is a bedside defibrillator-monitor designed for in-hospital use. The Powerheart attaches prophylactically to patients for the purpose of providing fully-automatic detection and treatment of life threatening tachyarrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. It is designed to continuously monitor a patient's cardiac activity, detect abnormalities within seconds, and automatically, without human interaction, transmit electrical shock (defibrillation) via disposable electrodes attached to the patient's chest to convert the patient's heart to a normal rhythm.

         The Company received 510(k) clearance from the United States Food and Drug Administration (the "FDA") in October 1997 on the clinical version of the Powerheart. To the Company's knowledge, the Powerheart currently is the only bedside defibrillator-monitor with FDA clearance to provide fully-automated detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. Cardiac Science is working to complete the development of and begin production of the commercial version of the Powerheart, the completion of which is anticipated for the second half of 1999. Upon its completion, of which there can be no assurance, and upon receiving the necessary regulatory clearances, the Company plans to sell the Powerheart in the United States and Canada via its strategic partner, Medtronic Physio-Control, and overseas via a network of qualified international distributors.

        The second AECD Product under development, the RHYTHMx ECD-TM-, is designed for integration into patient monitoring systems. Functionally, the RHYTHMx ECD extends patient monitoring systems beyond diagnostics to provide patients with the added protection of automatic therapy delivery without human intervention. The Company has designed a conceptual model of the RHYTHMx ECD which is comprised of the AECD Technology and a high voltage defibrillator module to be integrated into patient monitoring systems. There can be no assurance that the Company will be successful in completing the development of the RHYTHMx ECD.

         The third AECD Product under development is a fully-automatic public access defibrillator ("PAD") that can be used by first responders and other non-technical individuals outside of the hospital environment. Cardiac Science has developed a conceptual model for the PAD and intends to modify the AECD Technology for this application. The PAD will be designed to be small, lightweight, portable, battery-operated and easy to use. There can be no assurance that the Company will be successful in completing the development of the PAD.

         Cardiac Science has been issued one patent, has one additional patent under exclusive license and is in the process of filing additional patents relating to the AECD Technology.

         From May 20, 1991 (inception) through December 31, 1998, the Company incurred losses of approximately $11 million. Successful completion of the Company's development program and its transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company currently is seeking financing. There can be no assurance that the Company will be successful in any of these areas.

         The Company's offices are located at 1176 Main Street, Building "C", Irvine, California 92614 and the telephone number is (949) 587-0357.

CARDIAC ARREST, LIFE-THREATENING ARRHYTHMIAS AND THEIR TREATMENTS

         Cardiac arrest is the loss of effective pumping action of the heart caused by life-threatening arrhythmias. It results in the abrupt cessation of circulation of blood to the brain and other vital organs and, left untreated, leads to death in a matter of minutes.

         Arrhythmias are caused by disturbances in the electrical conduction mechanism of the heart, and usually occur in persons suffering from various forms of heart disease. While not all arrhythmias are life-threatening, the most common life-threatening arrhythmias are ventricular tachycardia and ventricular fibrillation. Ventricular tachycardia, in which electrical disturbances cause a dangerously fast heart rate, is often the precursor to ventricular fibrillation, which is a rapid, chaotic contraction of the heart that causes the heart to quiver. In ventricular fibrillation, the electrical activity of the heart is completely disorganized and ineffectual, producing no pulse or blood pressure. Ventricular fibrillation can be fatal within minutes unless it is interrupted and a normal heart rhythm is quickly restored.

         The procedure for terminating life-threatening arrhythmias is known as defibrillation. Defibrillation is achieved by the application of an electric shock to the heart, which synchronizes the heart's electrical activity and causes the normal rhythm of the heart to be restored. Early defibrillation is the single most important factor in reviving patients in cardiac arrest. In the case of ventricular fibrillation, there is approximately a 10%-15% decline in a patient's chance of survival with each passing minute. Defibrillation delayed much longer than 10 minutes yields a virtual zero probability of survival. The following graph from the TEXTBOOK OF ADVANCED CARDIAC LIFE SUPPORT, published by the American Heart Association ("AHA") in 1994, illustrates the percentage resuscitation rate when defibrillation is administered within the first ten minutes following the onset of ventricular fibrillation.

                      RELATIONSHIP BETWEEN SURVIVAL RATE
                     AND TIME TO EXTERNAL DEFIBRILLATION

Time           0     1     2     3     4     5     6     7     8     9     10
% Survival   100    90    78    66    54    43    33    23    15    11      8

         Persons who have survived heart attacks, or who have been diagnosed as having certain forms of heart disease or who have undergone major heart surgery, have higher risks of suffering cardiac arrest and sudden death.

         Current modalities for treating life-threatening arrhythmias include drug therapies, automatic implantable cardioverter defibrillators ("ICDs") which require surgery, and external cardioverter defibrillators which require human intervention to analyze and interpret the patient's cardiac activity and/or administer the shock.

         ICD devices are fully-automatic products and have been clinically proven to be the ideal treatment for patients who have been diagnosed as being at permanent risk for cardiac arrest. An ICD device is a complex electronic instrument, consisting of a heart monitor and defibrillator module. It is implanted in the abdominal cavity or chest with electrodes attached directly to the heart. When the monitor detects a life-threatening arrhythmia that satisfies the detection algorithm criteria designed into the device, the defibrillator delivers an electrical charge into the heart that provides nearly instantaneous reversion to normal heart rhythm.

     Non-surgical external defibrillators are widely used to treat patients in cardiac arrest. One type of device is the manual defibrillator, for which a highly skilled human operator (i.e., a physician or paramedic) must analyze and interpret the patient's electrocardiogram (ECG) data to determine if defibrillation is required and, if necessary, manually administer an electrical shock. Recently, more sophisticated automated external defibrillators (AEDs) have been developed which perform the analysis of the patient's heart rhythm and, if it is determined that the patient is in cardiac arrest, advise the operator to administer the shock. The common denominator among these existing devices is that they require the presence of a human operator (frequently a skilled one) to administer the shock. The time interval from cardiac arrest to the moment a shock is delivered is typically several minutes.

     Clinical studies have shown that the average survival rate of patients who have had an in-hospital cardiac arrest is about 15 percent and has not improved since the 1960s. The AHA has acknowledged that it has under-emphasized the role of prompt defibrillation. The AHA, as well as the world's major resuscitation councils, have determined that rapid defibrillation is the single most important therapy for the treatment of cardiac arrest. Studies have documented delays of more than 5 minutes between recognition of cardiac arrest and first defibrillation. Immediate defibrillation means significantly increased survival rates, reduced damage to heart and other vital organs, including the brain, which may lessen debilitation and quicken recovery periods. Clinical studies have shown survival rates of 90 percent when cardiac arrest patients are defibrillated in less than one minute. For each minute that passes after cardiac arrest, the likelihood of survival decreases approximately 10-15 percent. Accordingly, early rhythm assessment and rapid defibrillation can significantly improve survival rates.

THE COMPANY'S AECD PRODUCTS UNDER DEVELOPMENT

         GENERAL

         The Company has developed proprietary detection and discrimination software (the "AECD Technology") which can be integrated into an external defibrillator-monitor or combined with the Company's high-voltage defibrillator and related hardware to provide defibrillation therapy without the need for human intervention. The AECD Technology is designed for devices that are non-invasive and do not require surgery. In accordance with patient specific parameters programmed into a device's microcomputer by the patient's physician, the AECD Technology will enable such device to continuously monitor a patient's cardiac activity, detect life-threatening abnormalities, and, within less than 30 seconds and without human interaction, transmit an electrical defibrillation shock to convert the patient's heart to a normal rhythm. The Company received FDA clearance for its AECD Technology in August 1998.

    MULTIPLE PRODUCTS FROM CORE TECHNOLOGY

         There are three AECD Products under development by Cardiac Science which utilize the AECD Technology. The Company's initial product, the Powerheart, is a defibrillator-monitor designed for in-hospital use. The Company received 510(k) clearance on the clinical version of the Powerheart in late 1997. The second AECD Product under development, the RHYTHMx ECD, is designed for integration into patient monitoring systems. The third AECD Product under development is a fully-automatic public access defibrillator that can be used by first responders and other non-technical individuals outside of the hospital environment.

   THE POWERHEART AECD HOSPITAL BEDSIDE DEFIBRILLATOR-MONITOR

         The Powerheart is a fully automatic bedside defibrillator-monitor designed for in-hospital use that can detect cardiac arrest within seconds without the need for observation by a nurse or physician. When appropriate, a defibrillation shock is automatically delivered in seconds without human intervention, as compared to the current approach to in-hospital cardiac arrest which has inherent delays and can take several minutes before a defibrillation shock is delivered. Currently, a life-threatening event must be detected and observed and the defibrillator must be moved to the patient and connected prior to the actual shock being delivered by highly trained hospital personnel.

         The commercial version of the Powerheart which is currently under development is designed for wall mounting or for use as a transport monitor. It is also designed to be transported by mobile "pole cart" or carried by hand. Cardiac Science believes the Powerheart will offer significant advantages over defibrillators currently used in hospitals today and will be ideally suited for use in many areas of the hospital, including the Operating Room (OR), the Intensive Care Unit (ICU), the Cardiac Care Unit (CCU), the Emergency Room (ER), the Step-Down Unit (SDU), the Recovery Room (RR), the Catheterization Lab
(CATH), Transport (EMS), and the Free-Standing Surgery Center (FSC).

     POWERHEART DESIGN AND TECHNOLOGY

     The Powerheart includes the following basic components:

- TACHYARRHYTHMIA DETECTION AND RHYTHM ANALYSIS SOFTWARE AND HARDWARE SYSTEM - The AECD Technology is integrated with the necessary hardware components to access the patient's electrocardiogram signal to determine when therapy is appropriate based upon parameters set by the patient's physician. ECG signals are sensed by disposable defibrillator pads placed on the patient's chest. This signal is amplified and filtered by an electrical analog circuit, digitized, and then analyzed by the device's proprietary software algorithms, which makes the determination of when and if therapy (a defibrillation shock) is appropriate for the patient.

- DEFIBRILLATOR - The Powerheart uses electrical circuitry that provides an Association for the Advancement of Medical Instrumentation ("AAMI") standard waveform for defibrillation. Such waveforms are used by a majority of defibrillators on the market, and have the longest proven record of success. The Powerheart can be programmed to transmit low amounts of electrical energy to the heart to terminate life-threatening arrhythmias. The Powerheart is designed to provide progressively greater amounts of energy, if needed, to restore the patient's heart to its normal cardiac rhythm. The maximum energy that can be delivered by the device is 360 joules, which is the maximum limit recommended by the American Heart Association.

- DEFIBRILLATION ELECTRODES - The Powerheart uses self-adhesive, disposable defibrillation electrodes manufactured by a third party vendor to the Company's specifications. Electrodes require daily replacement.

- DATA STORAGE - The device stores ECG data on a real-time basis in digital form. In addition, a strip chart recorder automatically prints real-time ECG and relevant parameter settings.

- GRAPHICAL USER INTERFACE - Operating modes and setting parameters for rhythm analysis are programmed via the user interface. It has a liquid crystal display that displays real-time patient ECG, device actions and device settings.

- DATA RETRIEVAL SOFTWARE - This software is used to access the data stored from the Powerheart. This software runs on a personal computer. The data can be viewed on a monitor and printed on a standard high-resolution printer. This provides valuable post-facto analysis of the patient's rhythm and device operation.

     RHYTHMx ECD PATIENT MONITORING MODULE

         The RHYTHMx ECD module, which is currently under development, is being designed for integration into patient monitoring systems. The Company has designed a conceptual model of the RHYTHMx ECD which includes AECD Technology and a high voltage defibrillator module to be integrated into patient monitoring systems. Functionally, the RHYTHMx ECD extends patient monitoring systems beyond diagnostics to automatic therapy delivery without human intervention. The RHYTHMx ECD will enable a patient monitoring system to accurately and instantly detect the onset of ventricular tachyarrythmias, discriminate between a shockable and nonshockable rhythm, and direct a high voltage defibrillator module to automatically deliver a therapeutic shock without the need for human intervention. This therapeutic shock will convert a patient's heart rhythm back to normal within seconds from the onset of the event. The Company believes the RHYTHMx ECD will add life saving cardioversion/defibrillation capabilities to the patient monitoring system.

    THE COMPANY BELIEVES, ALTHOUGH THERE CAN BE NO ASSURANCE IN THIS
REGARD, PATIENT MONITORING SYSTEMS INCORPORATING THE RHYTHMX ECD CAN PROVIDE NUMEROUS BENEFITS:

-    Sudden cardiac arrest survival rates can be dramatically improved
- Earlier intervention may lower complications associated with long resuscitation times
-    Faster defibrillation will eliminate damage to brain and other vital organs
- Patients can be stepped down to lower acuity (i.e. less expensive) settings faster
-    Reduced complications equal lower cost to patient and healthcare system
     A new capability with a very low cost per patient bed

     PUBLIC ACCESS DEFIBRILLATOR (AED)

         Individuals experiencing cardiac arrest need immediate defibrillation wherever the episode occurs. Short of having an AECD Product attached to them, the best public alternative is to have one immediately available. This is the concept behind the automated external defibrillator (AED) or public access defibrillator (PAD). Since 1994, the AHA has focused on early defibrillation and has urged making PADs widely accessible. The market for PADs includes the first responders (i.e., EMTs, fire trucks, police cars), the clinical segment (i.e., out patient clinics, doctors and dentists offices), the industrial segment (i.e., stadiums, commercial airlines, office buildings, retirement homes, health clubs and golf courses), and other markets (i.e., home, military and places the public gathers).

         Cardiac Science has developed a conceptual model and intends to design its PAD to be small, lightweight, portable, battery-operated and easy-to-use. In addition, it is anticipated that it will offer Cardiac Science's AECD Technology and the more traditional semi-automatic rhythm analysis, feature a state-of-the-art optimized low energy defibrillator waveform, voice prompts to assist users, and disposable defibrillator pads, data recording, storage & retrieval as well as self-test capabilities.

RESEARCH, DEVELOPMENT AND FDA CLINICAL EVALUATION

         Research and development expenditures were $2,209,524 in 1998 and $756,936 in 1997. Expenditures in 1998 primarily were attributable to the costs associated with the development of the commercial version of the Powerheart.

   FDA CLINICAL EVALUATION

         To test the safety and efficacy of the AECD Technology, a multi-center clinical trial study was conducted from 1993 to 1997. The trial was divided into two phases. Phase I tested the tachyarrhythmia detection and discrimination algorithm. Phase II tested the entire system including both the algorithm and the shock delivery system. In the Phase II trial, patients attached to the clinical prototype of the Powerheart defibrillator-monitor were studied in either the electrophysiology laboratory or in critical care units.

         Phase II data was collected from a total of 155 patients at Arizona Heart Institute, University of California-Irvine Medical Center and USC Medical Center for over 1200 hours during this study. The study found that the AECD Technology had a sensitivity of 100% (correctly identifying shockable episodes), and a specificity of 99.4 percent (not allowing a non-shockable rhythm to be shocked). The average response time was approximately 21 seconds. In addition, normal rhythm was restored by the first shock in 96% of the actual shocks delivered with energy levels as low as 50 joules.

         In late February 1997 the Company submitted a 510(k) pre-market notification to the FDA, pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, for the clinical version of the Powerheart defibrillator-monitor for in-hospital use. 510(k) clearance was received from the FDA in October 1997.

         In August 1998, the Company received Section 510(k) clearance from the FDA for its AECD Technology and to integrate it into bedside monitor-defibrillator platforms. The Company believes that the integration of the AECD Technology into external defibrillators and patient monitors widely used in hospitals has the potential to save thousands of lives annually. To the Company's knowledge, the AECD Technology is the first and only software cleared by the FDA to provide fully-automatic detection and treatment of life-threatening heart rhythms.

MARKETING AND SALES

         MARKET OVERVIEW

         The Powerheart bedside defibrillator-monitor and RHYTHMx ECD module target a large hospital market of over 10,000 hospital locations around the world. Patients spend nearly 1.0 million days annually in U.S. hospitals with ventricular fibrillation, ventricular tachycardia or cardiac arrest as the primary diagnosis. Another 1.4 million days are spent with unspecified cardiac arrhythmia, premature beats, conduction disease such as sick sinus syndrome, and functional disorders as the principal diagnosis. The number of persons at least temporarily at risk of life-threatening arrhythmias and cardiac arrest includes hospitalized patients with symptoms that could indicate a heart attack, heart attack survivors, those diagnosed with severe forms of heart disease, persons suffering from congestive heart failure, heart transplant patients, and patients whose surgery or treatment increases the risk of cardiac arrest.

         The Company believes that the key to adoption of its AECD Products will be market awareness of, and exposure to, the devices, as well as clinical experience with the AECD Products. The Company believes that the commercial success of its initial product, the Powerheart, will require active marketing, education and sales efforts to bring market awareness to the product. The Company believes that decisions to purchase the AECD Products generally will be made by cardiologists, cardiovascular specialists (including those specializing in electrophysiology and arrhythmia control), internists, nursing staffs, administrators and other hospital personnel involved in product procurement and cost benefit analysis.

         MARKETING STRATEGY

         POWERHEART

         Cardiac Science's strategy is to focus on accelerating the market adoption and penetration of the Powerheart via its strategic partner, Medtronic Physio-Control, in the United States and Canada, and via a network of qualified international distributors overseas.

         In December 1998, Cardiac Science entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control, a subsidiary of Medtronic Inc., (NYSE: MDT). Medtronic Physio-Control is the world market leader in external defibrillation. Under the agreement, Medtronic Physio-Control will market the Powerheart on an exclusive basis in the United States and Canada. Medtronic Physio-Control also obtained a license to the AECD Technology for integration into their in-hospital LIFEPAK-Registered Trademark- defibrillator-monitor products. This license is non-exclusive outside of the United States. The agreement also provides for Cardiac Science to share profits from the sale of proprietary disposable defibrillator pads that are used with the Powerheart as well as Physio-Control LIFEPAK defibrillators that include the AECD Technology ("Software Technology Packages"). Exclusivity is conditioned upon Medtronic Physio-Control purchasing an aggregate of 14,000 Powerhearts or Software Technology Packages over the five-year term. The first year's minimum is 1,000 units. Cardiac Science has retained the right to sell the AECD Technology in any market or embed it in any products other than "stand-alone" defibrillator-monitors.

         Pursuant to the agreement, Medtronic Physio-Control was granted warrants to purchase 200,000 shares of Cardiac Science common stock, par value $0.001 per share (the "Common Stock"), at $3.00 per share. These warrants will expire in November 1999. Medtronic Physio-Control also will receive warrants to purchase an additional 200,000 shares of Common Stock upon the sale of the 1,000th unit by Medtronic Physio-Control.

         The Company plans to penetrate the international market by establishing a network of qualified international distributors managed by Company employees on a country-by-country basis. As of January 1999, the Company has received interest from hundreds of distributors interested in marketing the Powerheart in their respective markets. Cardiac Science anticipates signing agreements with approximately 45 of these companies in 1999, however there can be no assurance in this regard.

         RHYTHMx ECD

         The Company's believes the RHYTHMx ECD module will easily interface with patient monitoring systems. Although there is no assurance that the Company will succeed in its efforts, Cardiac Science plans to accommodate patient monitoring and defibrillator manufacturers by licensing its patented technologies to those who see the benefit of offering the new AECD capability. The Company currently has no agreements with respect thereto but has received interest from, and believes it can establish OEM partnerships with, well-established domestic and foreign patient monitoring manufacturers. Once strategic partnerships are established, Cardiac Science will work with its partners to integrate and embed its AECD Technology into their multiparameter patient monitoring systems. As a result of this strategy, Cardiac Science hopes to quickly penetrate the market and gain measurable license revenue and sell a significant number of disposable defibrillator pads.

         THE AMBULATORY ECG (HOLTER) PRODUCTS OF THE DIAGNOSTIC MONITORING SUBSIDIARY

         In April 1997, the Company acquired Innovative Physician Services, Inc., d/b/a Diagnostic Monitoring ("DM"), a Nevada corporation. On December 31, 1998, the Company sold substantially all of the assets of DM to Biosensor Corporation (OTC:BSNR) for 1,440,000 shares of Biosensor Corporation common stock representing 7.7 percent of the voting shares.

         During the period from April 1997 to December 1998, DM generated revenues of $2,650,570 from the sale of its PC-based Ambulatory Holter ECG, Holter recorders and related supplies and accessories. Sales were made through qualified domestic and international distributors in over 40 countries. For the year ended December 31, 1998, sales of DM's
Windows 95-Registered Trademark- compatible Holter software and systems, Holter Recorder products, and related Holter supplies represented 79% of the DM's total revenue, sales of PC-based Electrocardiographs accounted for 4% of revenues, sales of Spirometers accounted for 4% of revenues and Ambulatory Blood Pressure products accounted for 6% of revenues. Export sales of DM's products to international countries represented 85% of the Company's revenue, with the balance of sales coming from within the United States. The Company has restated its prior financial statements to present the operating results of DM as a discontinued operation (see note 5 of the consolidated financial statements).

MANUFACTURING

         To date, the Company's AECD manufacturing activities have been limited to the production of prototypes of its Powerheart for use in its clinical trials. In September 1998, the Company entered into a development and manufacturing agreement with ZEVEX, Inc. ("Zevex"), a contract medical device manufacturer. Although there can be no assurance, commercial production of the Powerheart is anticipated to begin in the second half of 1999.

         The Company currently contemplates that the materials to be used in manufacturing the Powerheart will consist primarily of electronic, mechanical and electromechanical components that generally are available from various vendors and suppliers. However, certain components require customization for the Company by selected vendors and their availability cannot be assured. The Company intends to warehouse sufficient components to meet its monthly production needs and to carry an inventory of finished goods adequate to meet its customers needs. As of December 31, 1998, the Company did not have any backlog in orders for its AECD Products.

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

COMPETITION

         To the Company's knowledge, its Powerheart is the only external defibrillator device with 510(k) clearance to provide fully-automated detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. The Powerheart may compete with a variety of semi-automatic and manual defibrillators presently in use which are developed by Medtronic Physio-Control, Hewlett Packard Corporation and Zoll Medical, Inc., designed to deliver therapy after being activated by a trained medical technician responding to a cardiac emergency. The Company also may compete with products from other companies, such as Heartstream, Inc. (now a division of Hewlett Packard), SurVivaLink, Inc., and Laerdal Corporation, which may be used by first responders and lay persons. All of the foregoing products, unlike the Powerheart, require human intervention.

         The Company believes its AECD Products will not compete with ICD devices. The Company's AECD Products may be utilized by patients waiting for ICD implant surgery or patients temporarily unable to risk such surgery.

         Many of the Company's competitors are well established in the medical device field and have much greater financial, research, manufacturing and marketing resources than the Company. There is no assurance that such companies or other competitors will not develop invasive or non-invasive products capable of delivering the same or greater therapeutic benefits as the products of the Company. Further, there is no assurance that future forms of technology or therapies for treating cardiac arrest will not render the Company's products obsolete or uneconomical.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company believes that patent and trademark protection is valuable to the Company as a barrier to market entry by others. The Company also believes that its trade secrets, proprietary technology, early market entry and its ability to develop a market for its AECD Products may be equally important. However, there is no assurance that the Company's technology will not be copied or duplicated by competitors.

         On December 12, 1995, the U.S. Patent and Trademark Office issued to the Company Patent No. 5,474,574 titled "Automatic External Cardioverter Defibrillator". The inventors have assigned to the Company the rights under the patent on a royalty-free basis. However, no assurances can be given that this patent will be upheld if challenged, or that this patent will provide an effective barrier to entry by other entities.

         In December 1993, the Company obtained an exclusive license under United States Patent No. 4,576,170, issued on March 18, 1986 and titled "Heart Monitor and Defibrillator Device," to make, have made, use and sell products covered by the patent. The Company believes that this patent relates to one or more of the AECD Products. The Company is required to pay royalties, including minimum annual royalties ($0 for the first year, $10,000 for the second year and $20,000 per year thereafter until expiration of the Patent), based upon sales of products covered by the patent. No assurance can be given that this patent would be upheld if challenged, or that this patent will provide an effective barrier to entry by other entities.

         The United States Patent and Trademark Office has granted the Company a registration of the "AECD", "POWERHEART" and "MDF" marks. The Company has filed a trademark application with the United States Patent and Trademark Office for the "AECD ELECTRODES" mark. Additionally, Great Britain, France, Japan and China have granted the Company registration of the "AECD", "AECD ELECTRODES" and "POWERHEART" marks. Applications are pending in certain other foreign countries for the registration of these marks. There can be no assurance that any other trademarks will be granted to the Company, or that any of the Company's trademarks would be sustained in court if interfered with or challenged.

         In 1992, the Company was assigned all of the right, title and interest to any and all trade secret rights and technology concerning the manufacture of defibrillator devices for the treatment of ventricular tachyarrhythmias such as ventricular tachycardia, ventricular fibrillation and similar heart diseases, held by Medstone International, Inc., a principal stockholder of the Company, but excluding any such rights and technology to the extent they have been used in the past or are presently being used in the manufacture of Medstone's lithotripsy products, which are used for the non-invasive disintegration of kidney stones in human patients.

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

GOVERNMENTAL REGULATIONS

         Clinical testing, manufacturing, packaging, labeling, promotion, marketing, distribution, registration, listing, notification, recordkeeping, reporting, clearance and approval of medical devices such as the AECD Products in the United States generally are subject to regulation by the FDA. Medical devices intended for human use are classified into three categories, subject to varying degrees of regulatory control. Class III devices, which include the AECD Products, are subject to the most stringent controls.

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

         In October 1997 the Company received 510(k) clearance from the FDA to market its Powerheart in the United States. The AECD Products will be subject to FDA review of labeling, advertising and promotional materials, as well as record keeping and reporting requirements. Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the AECD Products, could result in FDA regulatory or enforcement action. Further, any changes to the AECD Products or their labeling may require additional FDA testing, review and approval.

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

YEAR 2000 ISSUE

         In the next twelve months, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment, the Company believes that the software utilized by the Company will not be impacted by the Year 2000 Issue. The Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. In addition, the Company's initial products, the Powerheart, and its AECD Technology are not expected to encounter any problems with the Year 2000 issue. The Company has initiated communications with its vendors regarding the Year 2000 Issue. Costs spent to date on the Year 2000 issue are minimal and the Company does not expect to incur additional costs which would be considered material. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

         The Company currently has 24 employees including 12 in research and development, three in the regulatory and quality assurance department, five in sales and marketing and four in administration which include Raymond W. Cohen, President and CEO and Brett L. Scott, the CFO and Secretary.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB (and any other reports issued by the Company from time to time) contains certain forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements regarding the Company's ability to improve patient care, increase survival rates, and reduce patient care costs, are based on current expectations that involve numerous risks and uncertainties. Actual results could differ materially from those anticipated in such forward-looking statements as result of various known and unknown factors including, without limitation, future economic, competitive, regulatory, and market conditions, future business decisions, the receipt of financing, market and clinical user acceptance of the Company's products, development of and the ability to manufacture a commercial version of the Company's products, and those factors discussed below under Management's Discussion and Analysis or Plan of Operation. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company currently leases approximately 5,400 square feet in Irvine, California, which is comprised of the Company's executive offices, an engineering facility, and software and hardware laboratories. The monthly rental is approximately $5,600.

ITEM 3.  LEGAL PROCEEDINGS.
         None.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Since June 1992, the Common Stock has been traded on the NASD OTC Bulletin Board under the symbol "DFIB". The following table sets forth for the periods indicated the high and low bid quotations for the Common Stock as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and are not necessarily representative of actual transactions or of the value of the Company's securities.

                                                           PRICE RANGE
                                            -----------------------------------
         PERIOD                                  HIGH                  LOW
         ------                             ----------------      -------------
         Year Ended December 31, 1998

         First Quarter                      $       2.38          $       1.13
         Second Quarter                             2.38                  1.75
         Third Quarter                              2.38                  1.63
         Fourth Quarter                             2.50                  1.63

         Year Ended December 31, 1997

         First Quarter                      $       2.63          $       1.26
         Second Quarter                             3.31                  1.49
         Third Quarter                              2.75                  1.14
         Fourth Quarter                             3.88                  1.25

         The above prices have been adjusted to give retroactive effect to a reverse stock split on September 8, 1997 (see Note 1 of the consolidated financial statements, for all periods presented).

HOLDERS

         As of March 16, 1999, there were approximately 710 holders of record of Common Stock.

DIVIDENDS

         The Company has never paid any cash dividends on the Common Stock. The Company presently intends to retain earnings, if any, to finance its operations and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, the Company's earnings, assets and general financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto set forth elsewhere herein.

         The Company is engaged in the development of non-invasive fully-automatic external defibrillation ("AECD") devices (the "AECD Products") for the treatment of arrhythmias that lead to cardiac arrest. The Company commenced operations in May 1991. Until its acquisition of Diagnostic Monitoring in April 1997, its operations have consisted primarily of research and development activities and clinical FDA testing. Diagnostic Monitoring manufactured PC-based Holter Electrocardiogram ("ECG") systems and Ambulatory Holter recorders and distributed these products in over 40 countries. The Company sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see note 5 of the consolidated financial statements).

         Cardiac arrest is the single largest cause of death in the United States and Europe. The Company's mission is to increase the survival rate of cardiac arrest victims and create a new standard of care through the development and commercialization of its proprietary automatic defibrillation technology (the "AECD Technology").

         There are three AECD Products under development by Cardiac Science that utilize the AECD Technology. The Company's initial product, the Powerheart, is a bedside defibrillator-monitor designed for in-hospital use. The Powerheart attaches prophylactically to patients for the purpose of providing fully-automatic detection and treatment of life-threatening tachyarrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The second AECD Product under development, the RHYTHMx ECD module, is designed for integration into patient monitoring systems. Functionally, the RHYTHMx ECD module extends patient monitoring systems beyond diagnostics to provide patients with the added protection of automatic therapy delivery without human intervention. The third AECD Product under development is a fully-automatic public access defibrillator ("PAD") that can be used by first responders and other non-technical individuals outside of the hospital environment.

         The Company believes the AECD Products are ideally suited for hospitalized and non-hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. Through its investment in clinical research, the Company believes it has established competitive functional and technological advantages in the development of AECD devices. The Company has been issued one patent, has one additional patent under exclusive license and is in the process of filing additional patents relating to its AECD technology.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Expenses for research and development increased to $2,209,524 for the year ended December 31, 1998 compared to $756,936 for the year ended December 31, 1997. This increase was due to engineering and pre-production costs associated with the commercialization of the Company's initial AECD product, the Powerheart. Included in these costs were increases in personnel costs and related fringes, and payments to independent engineering contractors and Zevex, Inc., the Company's contract manufacturer.

         Marketing expenses increased to $341,476 for the year ended December 31, 1998, compared to $251,777 for the year ended December 31, 1997. The increase was a result of pre-marketing expenses related to the Powerheart and the addition of personnel and related fringes.

         General and administrative expenses increased to $1,170,551 for the year ended December 31, 1998, compared to $766,991 for the year ended December 31, 1997. The increase was a result of expenditures incurred to support the infrastructure necessary to commercialize the Powerheart and begin initial preparations for market release. Expenses, which increased in 1998 as compared to 1997, include personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

         Net interest expense increased to $65,353 for the year ended December 31, 1998 as compared to $10,133 for the year ended December 31, 1997. The increase was associated with the debt incurred as a result of the acquisition of Diagnostic Monitoring, borrowings on the bank line of credit in 1998 and the debt discount in connection with the issuance of warrants (see note 10 to the consolidated financial statements).

         Interest income was approximately the same at $6,470 for the year ended December 31, 1998 as compared to $5,886 for the year ended December 31, 1997.

         For the year ended December 31, 1998, the Company incurred a net loss from continuing operations of $3,787,704, as compared to $1,780,751 for the year ended December 31, 1997. The increased loss for the year ended December 31, 1998 primarily is attributable to the increases in operating expenses, which included expenses incurred in the process of commercializing the Powerheart.

         On December 31, 1998 the Company sold substantially all of the assets of Diagnostic Monitoring ("DM"). The Company has restated its prior financial statements to present the operating results of DM as a discontinued operation (see note 5 of the consolidated financial statements). For the year ended December 31, 1998, the Company incurred a net loss from discontinued operations of $101,412 as compared to $43,847 for the year ended December 31, 1997. The Company also recognized a loss on the sale of DM's assets of $549,618. This non-cash loss primarily was attributable to the write off of goodwill associated with the original purchase of DM.

INCOME TAXES

         The Company has approximately $10,110,000 of federal net operating loss carryforwards and $2,875,000 of California net operating loss carryforwards at December 31, 1998 which will begin to expire in 2007 and 1999; respectively. The Company had deferred tax assets of $4,181,335 at December 31, 1998. The Company has established a valuation allowance to fully offset its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents and a working capital deficit of $1,247,602 and $(549,898), respectively. From inception, the Company's sources of funding for operations were derived from equity placements aggregating approximately $11,200,000. The Company has incurred losses of approximately $11 million since inception and expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities and the completion and initiation of clinical trials for future products. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

         Additional capital will be needed to fulfill the Company's marketing, research and product development goals. Successful completion of the Company's development program for its AECD Products and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure.

         The Company raised $3,700,000 in a series of private placements during the year ended December 31, 1998. In connection with these private placements the Company paid certain fees and expenses. The Company also arranged for a short term non-interest bridge loan of $100,000 in September 1998 that was repaid in January 1999. In consideration for this loan the lender received three-year warrants to purchase 50,000 shares of Common Stock at a per share price of $2.00.

         In 1998 the Company had net borrowings of $125,000 on a revolving line of credit from a bank. The line of credit expired in November 1998 and was restructured as a twelve-month term loan with monthly payments of $10,417 plus interest beginning in January 1999.

         The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements through the first calendar quarter of 1999. Given the current applications of cash, the Company expects that further capital additions will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the independent accountant's report on the Company's financial statements has an explanatory paragraph addressing the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS.

         For an index to the financial statements and supplementary data, see
Item 13(a).

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders
Cardiac Science, Inc.
Irvine, California

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Cardiac Science, Inc. (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP




Newport Beach, California
February 17, 1999

                              CARDIAC SCIENCE, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                 DECEMBER 31, 1998
                                                                               -------------------
                                              ASSETS
Current assets:
    Cash and cash equivalents                                                   $        1,247,602
    Prepaid expenses                                                                        30,129
                                                                               -------------------
      Total current assets                                                               1,277,731

Equipment, net of accumulated depreciation of $97,979                                      117,710
Investment in unconsolidated affiliate                                                     115,000
Other assets                                                                                45,266
                                                                               -------------------
                                                                                $        1,555,707
                                                                               -------------------
                                                                               -------------------

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Current portion of capital lease obligation                                 $            3,413
    Accounts payable and accrued expenses                                                1,599,216
    Notes payable                                                                          225,000
                                                                               -------------------
      Total current liabilities                                                          1,827,629
                                                                               -------------------
Long term portion of capital lease obligation                                               16,001
                                                                               -------------------

Commitments and contingencies

Stockholders'deficit:
    Preferred stock - $.001 par value; 1,000,000 shares authorized, none issued or outstanding
    Common stock - $.001 par value; 20,000,000 shares authorized,
      7,014,738 issued and outstanding                                                       7,015
    Common stock subscribed                                                                100,000
    Additional paid-in capital                                                          10,823,448
    Accumulated deficit                                                                (11,218,386)
                                                                               -------------------
 Total stockholders' deficit                                                              (287,923)
                                                                               -------------------
                                                                                $        1,555,707
                                                                               -------------------
                                                                               -------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       FOR THE YEARS ENDED DECEMBER 31,

                                                                  1998                               1997
                                                                                          (Restated-see Note 5)
                                                            --------------------          ---------------------
Operating expenses:
    Research and development                                $          2,209,524          $             756,936
    Marketing                                                            341,476                        251,777
    General and administrative                                         1,170,551                        766,991
                                                            --------------------          ---------------------

Loss from continuing operations                                       (3,721,551)                    (1,775,704)
Interest expense, net                                                    (65,353)                        (4,247)
                                                            --------------------          ---------------------

Loss from continuing operations before provision
    for income taxes                                                  (3,786,904)                    (1,779,951)
                                                            --------------------          ---------------------

Provision for income taxes                                                   800                            800
                                                            --------------------          ---------------------

Net loss from continuing operations                                   (3,787,704)                    (1,780,751)
                                                            --------------------          ---------------------

Discontinued operations:
    Loss from discontinued operations, net
        of income taxes                                                 (101,412)                       (43,847)
    Loss on sale of assets                                              (549,618)                           ---
                                                            --------------------          ---------------------
Loss from discontinued operations                                       (651,030)                       (43,847)
                                                            --------------------          ---------------------

Net loss                                                    $         (4,438,734)           $        (1,824,598)
                                                            --------------------          ---------------------
                                                            --------------------          ---------------------

Basic and diluted loss per share:
    Continuing operations                                   $              (0.69)           $             (0.46)
    Discontinued operations                                                (0.12)                         (0.01)
                                                            --------------------          ---------------------
Net loss per share                                          $              (0.81)           $             (0.47)
                                                            --------------------          ---------------------
                                                            --------------------          ---------------------

Weighted average number of shares used in the
    computation of net loss per share                                  5,459,793                      3,875,656
                                                            --------------------          ---------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                     Common Stock
                                        Common Stock          Preferred Stock          Subscribed
                                   ---------------------     ------------------   --------------------
                                      Number      Amount     Number      Amount   Number       Amount
                                        of                     of                   of
                                      Shares                 Shares               Shares
                                   ----------   --------     ------  ---------   --------   ----------
Balance at December 31, 1996        3,265,780    $ 3,266       ---   $     ---    158,958   $  268,000
Issuance of preferred stock
    for the acquisition of
    Diagnostic Monitoring                                      500     600,000
Issuance of common stock for
    subscribed amount                158,958         159                         (158,958)    (268,000)
Conversion of preferred
    stock into common stock          500,000         500      (500)   (600,000)
Issuance of common stock
     for cash at $2.00 per
     share                         1,000,000       1,000
Issuance costs (including
    50,000 shares of common
    stock at $2.00 per share)         50,000          50
Net loss
                                   ----------   --------     ------  ---------   --------   ----------
Balance at December 31, 1997       4,974,738       4,975       ---        ---         ---          ---
Issuance of common stock
    for cash at $2.00 per
    share (net of cost of
    issuances of $829,896)         1,800,000       1,800
Issuance of common stock
    warrants
Common stock warrants
    exercised at $0.01 per
    share                            175,000         175
Common stock subscribed
    at $2.00 per share
    in cash                                                                        50,000      100,000
Issuance of common stock
     for license fees and
     services at $2.00 per
     share                           55,000           55
Issuance of common stock
     for compensation at
     $2.00 per share                 10,000           10
Compensation related to fair
    value of options granted
    to non-employees

Net loss
                                  -----------   --------     ------  ---------   --------   ----------
Balance at December 31, 1998      7,014,738      $ 7,015       ---   $    ---      50,000   $  100,000
                                  -----------   --------     ------  ---------   --------   ----------
                                  -----------   --------     ------  ---------   --------   ----------





                                       Additional   Accumulated
                                        Paid-In       Deficit          Total
                                        Capital
                                     ------------   -------------  -----------
Balance at December 31, 1996         $  4,952,981   $ (4,955,055)  $   269,192
Issuance of preferred stock
    for the acquisition of
    Diagnostic Monitoring                                              600,000
Issuance of common stock for
    subscribed amount                     267,841                          ---
Conversion of preferred
    stock into common stock               599,500                          ---
Issuance of common stock
     for cash at $2.00 per
     share                              1,999,000                    2,000,000
Issuance costs (including
    50,000 shares of common
    stock at $2.00 per share)            (347,215)                    (347,165)
Net loss                                              (1,824,598)   (1,824,598)
                                     ------------   -------------  -----------
Balance at December 31, 1997            7,472,107      6,779,653)      697,429
Issuance of common stock
    for cash at $2.00 per
    share (net of cost of
    issuances of $829,896)              2,768,303                    2,770,104
Issuance of common stock
    warrants                              433,416                      433,416
Common stock warrants
    exercised at $0.01 per
    share                                   1,825                        2,000
Common stock subscribed
    at $2.00 per share
    in cash                                                            100,000
Issuance of common stock
     for license fees and
     services at $2.00 per
     share                                109,945                      110,000
Issuance of common stock
     for compensation at
     $2.00 per share                       19,990                       20,000
Compensation related to fair
    value of options granted
    to non-employees                       17,862                       17,862

Net loss                                              (4,438,734)   (4,438,734)
                                     ------------   -------------  -----------
Balance at December 31, 1998      $    10,823,4482  $(11,218,386)  $  (287,923)
                                     ------------   -------------  -----------
                                     ------------   -------------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          1998                1997
                                                                                                            (Restated-
                                                                                                            see Note 5)
                                                                               -------------------     ----------------
Cash flows from operating activities:
Net loss                                                                        $       (4,438,734)    $    (1,824,598)
Adjustments to reconcile net loss to net
  cash used in operating activities from continuing operations:
    Loss from discontinued operations                                                      101,412              43,847
    Loss on sale of assets                                                                 549,618                 ---
    Depreciation and amortization                                                           35,114              20,762
    Amortization of debt discount                                                           44,785                 ---
    Compensation related to fair value of options granted to non-employees                  17,862                 ---
    Expenses paid with common stock                                                        130,000                 ---
    Changes in operating assets and liabilities,exclusive of Diagnostic
      Monitoring:
    Prepaid expenses                                                                           ---             (88,374)
    Accounts payable and accrued expenses                                                  137,505             536,180
                                                                               -------------------     ----------------
Net cash used in operating activities from continuing operations                        (3,422,438)         (1,312,183)
                                                                               -------------------     ----------------

Net cash provided by (used) in discontinued operations                                     530,438            (239,489)
                                                                               -------------------     ----------------

Cash flows from investing activities:
    Purchase of equipment                                                                  (53,218)            (64,700)
    Decrease in other assets                                                                 4,012                 ---
    Cash acquired in Diagnostic Monitoring acquisition                                         ---              43,223
                                                                               -------------------     ----------------
Net cash used by investing activities                                                      (49,206)            (21,477)
                                                                               -------------------     ----------------

Cash flows from financing activities:
    Proceeds (payment) on bank line of credit                                              125,000             (18,903)
    Payments of note payable to stockholder                                                (70,233)            (12,743)
    Proceeds from note payable                                                             100,000                 ---
    Proceeds from sale of common stock                                                   3,600,000           2,000,000
    Proceeds from common stock subscribed                                                  100,000                 ---
    Proceeds from exercise of common stock warrants                                          2,000                 ---
    Costs of equity issuances                                                             (229,310)           (247,165)
                                                                               -------------------     ----------------
Net cash provided by financing activities                                                3,627,457           1,721,189
                                                                               -------------------     ----------------

Net increase in cash and cash equivalents                                                  686,251             148,040

Cash and cash equivalents at beginning of year                                             561,351             413,311
                                                                               -------------------     ----------------
Cash and cash equivalents at end of year                                        $        1,247,602   $         561,351
                                                                               -------------------     ----------------
                                                                               -------------------     ----------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices (the "Products") to treat persons suffering from or at high risk of life-threatening arrhythmias. The Products, all of which are still under development, are designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the ventricular tachyarrhythmia (dangerously fast heart rate) and/or ventricular fibrillation (quivering of the heart following tachyarrhythmia, which usually results in death).

         On April 11, 1997, the Company acquired Innovative Physician Services, Inc. (d.b.a. Diagnostic Monitoring) ("DM") for 500 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note in the principal amount of $100,000 that was repaid during 1998. On September 8, 1997, the Company effectuated a one-for-11.42857413 reverse stock split and the shares of Preferred Stock automatically converted into 500,000 shares of common stock. All share and per share amounts have been adjusted to give retroactive effect to the Reverse Split for all periods presented. The Company sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see notes 4 and 5).

2.       CONTINUED EXISTENCE

         Additional capital is needed to fulfill the Company's marketing, research and product development goals. Through December 31, 1998, the Company incurred losses of approximately $11 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements for at least the next three (3) months. Given the current applications of cash, the Company expects that further capital additions will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary, Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for its investment in Biosensor Corporation ("Biosensor") under the equity method of accounting (see note 4).

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

         RECLASSIFICATIONS

         Certain prior period balances have been reclassified to conform to the December 31, 1998 presentation.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintained approximately $1,011,000 of its cash in a money market fund with one major financial institution at December 31, 1998.

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

         LONG-LIVED ASSETS

         The Company evaluates the recoverability of its long lived assets in accordance with Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flow can be directly attributable to long-lived assets.

         PER SHARE INFORMATION

         The Company has adopted SFAS No. 128, EARNINGS PER SHARE. This statement requires the presentation of basic and diluted earnings per share, as defined, on the statement of operations for companies whose capital structure includes convertible securities and options.

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

         REVENUE RECOGNITION

         Prior to the sale of substantially all the assets of DM, sales and related costs of goods sold were recognized when goods were shipped to customers. The majority of the Company's customers were distributors who sold goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors.

         STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25.

         INCOME TAXES

         The Company follows SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On December 31, 1998, the Company acquired a 7.7% voting interest in Biosensor as consideration for the sale of substantially all of the assets of DM (see note 5). The Company accounts for this investment using the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18.

5.       DISCONTINUED OPERATIONS

         On December 31, 1998, the Company completed the sale of substantially all of DM's assets to Biosensor, a Minnesota corporation, pursuant to an Agreement for Purchase and Sale of Assets dated December 31, 1998. The Company received, in consideration of the sale, 1,440,000 shares of common stock of Biosensor valued at $115,000. In addition, Biosensor assumed certain liabilities amounting to approximately $107,000. The Company recognized a loss of $549,618 on the sale of assets, consisting primarily of the unamortized balance of goodwill, as the net book value of the net assets sold exceeded the fair value of the consideration received.

         The Company has restated its prior financial statements to present the operating results of DM as a discontinued operation. Included in the loss from discontinued opereations is amortization of $65,713 and $49,285 for 1998 and 1997, respectively. Operating results from discontinued operations are as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                            1998              1997
                                                      -------------      --------------
Sales                                                 $   1,437,499      $    1,213,071
Cost of sales                                               941,732             753,693
Gross profit                                                495,767             459,378

Operating expenses:
    Research and development                                 20,361              10,182
    Selling                                                 373,073             206,826
    General and administrative                              202,145             285,417
Loss from discontinued operations                          (99,812)            (43,047)
Interest income (expense), net                                  ---                 ---
Loss from discontinued operations before
    provision for income taxes                             (99,812)            (43,047)
Provision for income taxes                                    1,600                 800
Net loss from discontinued operations                 $   (101,412)      $      (43,847)
                                                     ---------------    ----------------
                                                     ---------------    ----------------

6.       NOTES PAYABLE

         Notes payable consist of the following at December 31, 1998:

         The Company entered into a Loan and Security Agreement with a bank dated November 14, 1997. The agreement provided for a revolving line of credit up to $200,000 collateralized by substantially all assets of the Company and includes certain covenants. Through November 14, 1998 the Company had net borrowings of $125,000. The Company restructured this loan as a term loan with twelve equal installments of $10,417 plus interest at prime plus 2% payable beginning in January 1999.

         In September 1998, the Company borrowed $100,000 from an investor which was repaid in January 1999. The loan was non-interest bearing, however in consideration for the loan the Company issued three-year warrants to purchase 50,000 shares of common stock at a per share price of $2.00. Such warrants were assigned a fair value of $44,785 using a Black-Scholes model and recorded as additional paid-in capital, resulting in a debt discount. The debt discount was charged to interest expense during the year ended December 31, 1998 (see note 10).

7.       COMMITMENTS AND CONTINGENCIES

         CAPITAL LEASE

              The Company leases office equipment under a capital lease agreement which expires during fiscal 2003. Future minimum lease payments under this capital lease obligation for the years ending December 31 are as follows:

          1999                                      $    5,471
          2000                                           5,471
          2001                                           5,471
          2002                                           5,471
          2003                                           3,192
                                                  ---------------
                                                        25,076
          Less amounts representing interest            (5,662)
                                                  ---------------
                                                    $   19,414
                                                  ---------------
                                                  ---------------

         OPERATING LEASES

              The Company leases office space and equipment under the terms of operating lease agreements. Total rent expense for the years ended December 31, 1998 and 1997 was $65,082 and $55,664, respectively. The minimum lease payments under the terms of these lease agreements are as follows:

        Years Ending
        December 31,
        ------------
          1999                                $    70,536
          2000                                     25,624
          2001                                      3,168
          2002                                      1,320
                                            -------------
                                              $   100,648
                                            -------------
                                            -------------

8.       INCOME TAXES

         The Company's provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

         The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

                                                  1998                   1997
                                         ---------------          ------------
   Property and equipment                $       (3,273)          $      (951)
   Capitalized costs                           (124,181)              (67,814)
   Accrued liabilities                          (10,429)                3,937
   Allowance for doubtful accounts                6,866                (6,866)
   Inventory reserve                              4,284                (4,284)
   State income taxes                              (272)                  272
   Tax credit carryforwards                       1,247               (68,089)
   Net operating loss carryforwards          (1,330,753)             (639,508)
                                         ---------------          ------------
                                             (1,456,511)             (783,303)
   Valuation allowance                        1,456,511               783,303
                                         ---------------          ------------
                                         $            0           $         0
                                         ---------------          ------------
                                         ---------------          ------------

         The temporary differences which give rise to deferred income tax assets and liabilities at December 31, 1998 are as follows:

             Property and equipment                           $        4,980
             Capitalized costs                                       222,583
             Accrued liabilities                                      11,447
             State income taxes                                          816
             Tax credit carryforwards                                197,367
             Net operating loss carryforwards                      3,744,142
                                                             ----------------
                                                                   4,181,335
             Valuation allowance                                  (4,181,335)
                                                              $            0
                                                             ----------------
                                                             ----------------

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the year ended December 31, as follows:

                                                          1998            1997
                                                        --------        --------
        Statutory regular federal income tax rate        (34.0%)         (34.0%)
        Nondeductible expenses                             5.0             0.2
        State income taxes                                 0.1             0.1
        Tax credits                                       (0.3)           (1.0)
        Change in valuation allowance                     29.3            34.8
                                                        --------        --------
                                                           0.1%            0.1%
                                                        --------        --------
                                                        --------        --------

         As of December 31, 1998, the Company has research and experimentation credit carryforwards for federal and state purposes of approximately $124,000 and $73,000, respectively. These credits begin to expire in 2010 for federal and state purposes. The Company also has approximately $10,110,000 and $2,875,000 of federal and state net operating loss carryforwards which will begin to expire in 2007 and 1999, respectively.

         The utilization of net operating loss and tax credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

9.       STOCK OPTIONS

         1997 STOCK OPTION/STOCK ISSUANCE PLAN

         In May 1998, the Company's 1997 Stock Option/Stock Issuance Plan (the "1997 Plan") was approved by stockholders at the Annual Meeting of Stockholders. All outstanding stock options under the Company's 1991 Stock Option Plan and 1993 Stock Option Plan were exchanged for stock options in the 1997 Plan. The 1997 Plan provides for the granting of stock options intended to qualify as incentive stock options and stock options not intended to qualify as incentive stock options ("non-statutory options") to employees of the Company, including officers, and non-statutory stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors.

         The 1997 Plan is administered by a Compensation Committee (the "Committee") which is comprised of three members appointed by the Company's Board of Directors. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1997 Plan the Committee determines is in the Company's best interest. Up to 705,000 shares of common stock may be issued under the 1997 Plan, subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

         The 1997 Plan incorporates the federal tax law requirements for incentive stock options. Among other such requirements, the per share exercise price of an incentive stock option granted under the 1997 Plan must not be less than 100% of the fair market value of a share of the common stock on the date of grant and the option may not be exercised more than 10 years after its grant date. If an incentive stock option is granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of such fair market value and the option may not be exercised more than five years after its grant date. Option grants under the 1997 Plan generally vest over a period of four years.

         Outstanding options may be terminated or accelerated in the event of certain corporate acquisitions or other change of control events. An option granted under the 1997 Plan will not be assignable or transferable by the grantee other than by will or the laws of inheritance, except that a non-statutory option will be transferable by the grantee pursuant to a qualified domestic relations order as defined in the Code, Title I of the Employee Retirement Income Security Act or the rules thereunder. Other vesting, termination and payment provisions for incentive and non-statutory options may be determined by the Committee.

         Stock option activity under the Plan is summarized as follows:

                                            Year Ended        Year Ended
                                           December 31,      December 31,
                                               1998              1997
                                          ------------      -------------
       Outstanding, beginning of year          33,688            148,315
       Granted                                739,892                ---
       Exercised                                  ---                ---
       Canceled                               (68,688)          (114,627)
                                          ------------      -------------
       Outstanding, end of year               704,892             33,688
                                          ------------      -------------
                                          ------------      -------------
       Exercisable, end of year               134,946             24,588
                                          ------------      -------------
                                          ------------      -------------
       As of the end of the year:
         Option price per share         $1.88 - $2.00    $2.97 - $ 21.43
         Weighted average option price
             per share                          $1.99              $4.17

         At December 31, 1998 the number of shares reserved and available for issuance under the 1997 Plan was 108. The weighted average remaining contractual life as of December 31, 1998 is approximately 108 months.

         The Board of Directors approved an amendment to the 1997 Plan which increases the number of shares reserved and available for issuance under the 1997 Plan by 600,000 shares. This amendment to the 1997 Plan is subject to stockholder approval at the Annual Meeting of Stockholders to be held in May 1999.

         For stock options granted in 1998 to non-employees (consultants), the Company has recognized compensation cost of $17,862 for the year ended December 31, 1998 using a Black-Scholes option pricing model.

         PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

         In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company's common stock for the year ended December 31, 1998: risk free interest rate with a range of 4.1% to 5.9%; dividend yield of 0%; volatility of the expected market prices of the Company's common stock of 61.4%; and expected life of the options of 4 years. There were no option grants in the year ended December 31, 1997.

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                              Year Ended December 31,
                                              1998               1997
                                           ----------         ----------
      Pro forma net loss                   $  (4,573)         $  (1,837)
      Pro forma net loss per share         $   (0.84)         $   (0.47)

10.      WARRANTS

         Historically the Company has granted warrants in connection with fund raising activities and as consideration for certain services. Warrants to purchase 1,741,216 shares of common stock were outstanding and exercisable at December 31, 1998. A summary follows:

                        Number of          Per Share Exercise         Expiration
  Grant Date             Warrants                 Price                   Date
  ----------            -----------        ------------------         ----------
     1992                    61,216              $4.57                    2002
     1994                   875,000              $0.01                    2004
     1996                    17,500              $2.00                    2001
     1997                   100,000              $2.25                    2007
     1998                   487,500           $2.00-$2.50                 2001
     1998                   200,000              $3.00                    1999
                        -----------
          Total           1,741,216
                        -----------
                        -----------

         The Company granted 437,500 warrants in connection with a private placement in 1998, 200,000 warrants to Medtronic-Physio Control pursuant to a Distribution and License Agreement dated December 2 (Note 11), 1998, and 50,000 warrants in connection with a short term loan in 1998 (Note 6) for a total of 687,500 warrants granted in 1998. These warrants were assigned a fair value of $433,416 determined using a Black-Scholes model. Of this amount, $339,251 was charged to equity as a cost of raising capital, $49,380 was recorded as an other asset and will be amortized over the five year life of the Distribution and License Agreement and $44,785 was charged to interest expense.

11.      DISTRIBUTION AND LICENSE AGREEMENT

         In December 1998, Cardiac Science entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control, a subsidiary of Medtronic Inc. Under the agreement, Medtronic Physio-Control will market the Powerheart on an exclusive basis in the United States and Canada. Medtronic Physio-Control also obtained a license to the AECD Technology for integration into their in-hospital LIFEPAK-Registered Trademark- defibrillator-monitor products. This license is non-exclusive outside of the United States. The agreement also provides for Cardiac Science to share profits from the sale of proprietary disposable defibrillator pads that are used with the Powerheart as well as Physio-Control LIFEPAK defibrillators that include the AECD Technology.

         Pursuant to the agreement, Medtronic Physio-Control was granted warrants to purchase 200,000 shares of Cardiac Science common stock at $3.00 per share. These warrants will expire in November 1999. Medtronic Physio-Control also will receive warrants to purchase an additional 200,000 shares of common stock at $3.00 per share upon the sale of the 1,000th unit by Medtronic Physio-Control.

12.      SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                       1998           1997
                                                                 ------------    ----------------
Cash paid during the year for:
  Income taxes                                                   $      1,600    $          1,600
  Interest                                                       $     27,038    $         10,133
Supplemental schedule of noncash investing
  and financing activities:
    Conversion of preferred stock into common stock                              $        600,000
    Exchange of common stock subscribed for
      Common stock                                                               $        268,000
    Purchase of equipment with a capital lease                   $    19,414
    Costs of equity issuances not yet paid                       $   261,335
    Costs of equity issuances associated with fair
      value of warrants issued                                   $   339,251
  Acquisition of Diagnostic Monitoring:
    Fair value of noncash assets acquired                                        $        282,154
    Liabilities assumed and incurred                                                     (382,515)
    Intangible assets                                                                     657,138
    Preferred stock issued                                                               (600,000)
                                                                                 -----------------
    Cash acquired                                                                $        (43,223)
                                                                                 -----------------
                                                                                 -----------------

Sale of net assets of Diagnostic Monitoring:
    Fair value of assets sold                                    $  (222,172)
    Liabilities assumed by purchaser                                 107,122
    Fair value of stock received                                     115,000
                                                                 -----------
Cash received                                                    $       -0-
                                                                 -----------
                                                                 -----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the information to be provided under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 1999 (the "Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information to be provided under the caption "Compensation of Executive Officers" in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information to be provided under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information to be provided under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    (a)  INDEX TO FINANCIAL STATEMENTS

         1.  Financial Statements                                          Page

             Report of Independent Accountants                              16
             Consolidated Balance Sheet at December 31, 1998                17
             Consolidated Statements of Operations for the years ended      18
               December 31, 1998 and  1997
             Consolidated Statement of Stockholders' Equity                 19
               for the years ended December 31, 1998 and 1997
             Consolidated Statements of Cash Flows for the years ended      20
               December 31, 1998 and 1997
             Notes to Consolidated Financial Statements                     21


    (b)  REPORTS ON FORM 8-K

         The Company filed three reports on Form 8-K with the Commission during the quarter ended December 31, 1998. Forms 8-K dated October 13, 1998 and November 2, 1998 related to the sale of equity securities. Form 8-K dated December 14, 1998 related to a five-year exclusive distribution and license agreement entered into with Medtronic Physio-Control.

(c)      EXHIBITS

         Exhibit No.   Description
         -----------   -----------
         3.1           Certificate of Incorporation (1)
         3.2           Bylaws (1)
         4.1           Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald
                          Hill, Fran Daniels and Medstone, Inc. (2)
         10.1          Facility Lease dated May 1, 1997 for 1176 Main St, Bldg C, Irvine, CA(7)
         10.2          1997 Stock Option/Stock Issuance Plan(6)
         10.3          Agreement and Plan of Merger, dated April 9, 1997, by and among the Company,
                          Raymond W. Cohen, Innovative Physicians Service, Inc. d/b/a Diagnostic Monitoring
                           and CSI Merging Corporation(4)
         10.4          Promissory Note, dated April 9, 1997 in principal amount of $100,000 payable to
                          Raymond W. Cohen.(4)
         10.5          Employment Agreement, dated May 1, 1998 between the Company and Raymond Cohen
         10.6          Employment Agreement, dated September 14, 1998 between the Company and Michael Gioffredi
         10.7          Employment Agreement, dated July 1, 1998 between the Company and Dongping Lin
         10.8          Employment Agreement, dated May 1, 1998 between the Company and Jeffery Blanton
         10.9          Employment Agreement, dated May 1, 1998 between the Company and Brett L. Scott
         10.10         Amended and Restated Loan and Security Agreement with Silicon Valley Bank, dated December 30, 1998
         10.11         Development and Manufacturing Agreement with Zevex, Inc. dated August 21, 1998
         10.12         Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc.
                       (DBA Diagnostic Monitoring), and Biosensor Corporation, dated December 31, 1998
         10.13+        Distribution and License Agreement with Medtronic Physio-Control Corporation dated December 2, 1998
         23            Consent of Independent Accountants
         27            Financial Data Schedule

(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Application for Registration on Form 10 dated October 2, 1991.
(2) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1993.
(3) Incorporated by reference to Exhibit 10.1 to Amendment No. 1, dated April 18, 1992, to Application For Registration on Form 10.
(4) Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1996.
(5)  Incorporated by reference to Exhibit 10.10 to Company's Form 10-QSB\A
     No.1 for the quarter ended June 30, 1998
(6) Incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1998
(7) Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1997.
 +   Portions have been omitted pursuant to a request for confidential treatment

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


                             CARDIAC SCIENCE, INC.


                             By: /s/ RAYMOND W. COHEN
                                ---------------------------------
                                     Raymond W. Cohen
                                     President & Chief Executive Officer



                             By: /s/ BRETT L. SCOTT
                                ---------------------------------
                                     Brett L. Scott
                                     Chief Financial Officer &
                                     Secretary (Principal Financial and
                                     Accounting Officer)



Date:  March 30, 1999

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                                        Title          Date
---------                                        -----          ----
/s/ RAYMOND W. COHEN                             Director       March 30, 1999
------------------------------------
Raymond W. Cohen




/s/ PAUL QUADROS                                 Director       March 30, 1999
------------------------------------
Paul Quadros




/s/ PETER CROSBY                                 Director       March 30, 1999
------------------------------------
Peter Crosby




/s/ HOWARD EVERS                                 Director       March 30, 1999
------------------------------------
Howard Evers