Form 10QSB
period 1999-03-31
CARDIAC SCIENCE INC
filed 1999-05-17
CIK 876188

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-QSB

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 1999
                               -----------------------------------------

                                       OR

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567

                              CARDIAC SCIENCE, INC.
     -------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

             DELAWARE                                       33-0465681
------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  1176 MAIN STREET, SUITE C, IRVINE, CALIFORNIA                92614
------------------------------------------------------------------------
  (Address of principal executive offices)

Issuer's telephone number, including area code:          (949)  587-0357


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

The number of shares of the Common Stock of the registrant outstanding as of May 7, 1999 was 7,888,332.

                              CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                                                                       PAGE NO.
                                                                                       --------
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of March 31, 1999 (Unaudited)
              and December 31, 1998                                                        3

            Consolidated Condensed Statements of Operations (Unaudited) for the
              Three months ended March 31, 1999 and 1998                                   4

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
              Three months ended March 31, 1999 and 1998                                   5

            Consolidated Condensed Notes to Financial Statements (Unaudited)               6

Item 2.     Management's Discussion and Analysis or Plan of Operation                      9

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings                                                             12

Item 2.     Changes in Securities and Use of Proceeds                                     12

Item 3.     Defaults Upon Senior Securities                                               12

Item 4.     Submission of Matters to a Vote of Security Holders                           12

Item 5.     Other Information                                                             12

Item 6.     Exhibits and Reports on Form 8-K                                              12

Signatures                                                                                13


ITEM 1.  FINANCIAL STATEMENTS

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                      March 31,             December 31,
                                                                                        1999                    1998
                                                                                  ------------------     ------------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                        $        391,862      $        1,247,602
  Prepaid expenses                                                                           43,468                  30,129
                                                                                 -------------------     ------------------
                            Total current assets                                            435,331               1,277,731

Equipment, net                                                                              216,669                 117,710
Investment in unconsolidated affiliate                                                      111,000                 115,000
Other assets                                                                                 45,266                  45,266
                                                                                  ------------------     -------------------
                                                                                  $         808,265      $        1,555,707
                                                                                  ------------------     -------------------
                                                                                  ------------------     -------------------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
  Current portion of capital lease obligation                                     $          18,966      $            3,413
  Accounts payable and accrued expenses                                                   1,536,928               1,599,216
  Notes payable                                                                              93,749                 225,000
                                                                                  ------------------     -------------------
                            Total current liabilities                                     1,649,643               1,827,629
                                                                                  ------------------     -------------------
Long term portion of capital lease obligation                                                90,465                  16,001
                                                                                  ------------------     -------------------
Stockholders' (Deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
   issued or outstanding                                                                       ---                     ---
 Common stock - $ 0.001 par value; 20,000,000 shares authorized, 7,138,332 issued and outstanding at March 31, 1999 and 7,014,738 at
  December 31, 1998                                                                           7,138                   7,015
 Common stock subscribed                                                                    500,000                 100,000
 Additional paid-in capital                                                              10,937,567              10,823,448
 Accumulated deficit                                                                    (12,376,548)            (11,218,386)
                                                                                  ------------------     -------------------
                          Total stockholders' (deficit)                                    (931,843)               (287,923)
                                                                                  ------------------     -------------------
                                                                                  $         808,265        $      1,555,707
                                                                                  ------------------     -------------------
                                                                                  ------------------     -------------------

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                       Three Months
                                                                                           Ended
                                                                                      March 31, 1998
                                                             Three Months Ended        (Restated see
                                                                March 31, 1999            Note 5)
                                                             -------------------    -----------------
Operating expenses:
 Research and development                                     $         597,028      $       418,279
 Marketing                                                              275,249               50,051
 General and administrative                                             281,112              252,165
                                                             -------------------    -----------------
Loss from continuing operations                                      (1,153,389)            (720,495)
Interest expense, net                                                    (3,172)              (4,029)
                                                            --------------------    -----------------
Loss from continuing operations before provision
 for income taxes                                                    (1,156,561)            (724,524)
Provision for income taxes                                                1,600                1,600
                                                             -------------------    ----------------
Net loss from continuing operations                                  (1,158,161)            (726,124)
Income from discontinued operations, net of
  income taxes                                                              ---               14,618
                                                             -------------------    -----------------
Net loss                                                      $      (1,158,161)     $      (711,506)
                                                             -------------------    -----------------
                                                             -------------------    -----------------
Basic and diluted income (loss) per share:
  Continuing Operations                                       $           (0.16)     $         (0.15)
  Discontinued Operations                                                   ---                 0.01
                                                             -------------------    -----------------
Net income (loss) per share                                   $           (0.16)     $         (0.14)
                                                             -------------------    -----------------
                                                             -------------------    -----------------
Weighted average number of shares used in the
 computation of net loss per share                                     7,072,360           4,984,560
                                                             -------------------    -----------------
                                                             -------------------    -----------------


    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                                   Three months ended
                                                                                  Three months        March 31,1998
                                                                                     ended         (Restated see Note
                                                                                 March 31,1999             5)
                                                                               ------------------- --------------------
Cash flows from operating activities:
Net loss                                                                        $      (1,158,161)  $         (711,506)
Adjustments to reconcile net loss to net
  cash used in operating activities from continuing operations:
    Income from discontinued operations                                                       ---              (14,618)
    Depreciation and amortization                                                          12,140                9,728
    Compensation related to fair value of options granted to non-
       employees                                                                            4,700                  ---
    Expenses paid with common stock                                                        84,195               20,000
    Changes in operating assets and liabilities,exclusive of Diagnostic
      Monitoring:
    Prepaid expenses                                                                      (13,338)             (16,953)
    Accounts payable and accrued expenses                                                 (12,289)             156,611
                                                                                ------------------  -------------------
Net cash provided by operating activities from continuing operations                   (1,082,753)            (556,738)
                                                                                ------------------  -------------------
Net cash used in discontinued operations                                                      ---               15,665
                                                                                ------------------  -------------------
Cash flows from investing activities:
    Purchase of equipment                                                                 (36,635)              (2,868)
    Decrease in other assets                                                                4,000                  ---
                                                                                ------------------  -------------------
Net cash used by investing activities                                                     (32,635)              (2,868)
                                                                                ------------------  -------------------
Cash flows from financing activities:
    Payments on notes payable                                                            (131,252)             (13,928)
    Proceeds from line of credit                                                                               200,000
    Proceeds from note payable                                                                                 200,000
    Proceeds from common stock subscribed                                                 500,000                  ---
    Proceeds from exercise of common stock warrants                                           350                  ---
    Costs of equity issuances                                                            (109,450)             (20,987)
                                                                                ------------------  -------------------
Net cash provided by financing activities                                                 259,648              365,085
                                                                                ------------------  -------------------
Net decrease in cash and cash equivalents                                                (855,740)            (178,856)
Cash and cash equivalents at beginning of period                                        1,247,602              561,351
                                                                                ------------------  -------------------
Cash and cash equivalents at end of period                                      $         391,862   $          382,495
                                                                                ------------------  -------------------
                                                                                ------------------  -------------------

     The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

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

     On April 11, 1997, the Company acquired Innovative Physician Services, Inc. (d.b.a. Diagnostic Monitoring) ("DM"). The Company sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see notes 4 and 5).

2.   CONTINUED EXISTENCE

     Additional capital is needed to fulfill the Company's current marketing, research and product development goals. Through March 31, 1999, the Company incurred losses of approximately $12.3 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements through June 30, 1999. Given the current applications of cash, the Company expects that additional capital will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report on Form 10-KSB. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the full year.

4.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

     On December 31, 1998, the Company acquired a 7.7% voting interest in Biosensor as partial consideration for the sale of substantially all of the assets of DM. The Company accounts for this investment using the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18.

5.   DISCONTINUED OPERATIONS

     On December 31, 1998, the Company completed the sale of substantially all of DM's assets to Biosensor, a Minnesota corporation, pursuant to an Agreement for Purchase and Sale of Assets dated December 31, 1998. The Company received, in consideration for the sale, 1,440,000 shares of common stock of Biosensor valued at $115,000. In addition, Biosensor assumed certain liabilities amounting to approximately $107,000.

     The Company has restated its prior financial statements to present the operating results of DM as a discontinued operation. Included in the income from discontinued operations is amortization of goodwill of $16,428. Operating results from discontinued operations are as follows:


                                                          For the three months
                                                          ended March 31, 1998
                                                          --------------------
Sales                                                              $   446,712
Cost of sales                                                          290,363
                                                              ----------------
Gross profit                                                           156,349
Operating expenses:
  Research and development                                               1,459
  Selling                                                               89,467
  General and administrative                                            50,005
                                                              ----------------
Income from discontinued operations                                     15,418
Interest income (expense), net                                             ---
                                                              ----------------
Income from discontinued operations before
  provision for income taxes                                            15,418
Provision for income taxes                                                 800
                                                              ----------------
Net income from discontinued operations                             $   14,618
                                                              ----------------
                                                              ----------------



6.   PRIVATE PLACEMENTS

     On March 31, 1999, the Company completed a private placement of 250,000 shares of common stock and three-year warrants to purchase 62,500 shares of common stock at $2.50 per share, for an aggregate purchase price of $500,000 to a foreign investor in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the offering, the Company is obligated to pay a finder fee equal to ten percent of the gross proceeds of the sale, payable in cash or common stock.

     In April 1999 the Company completed a private placement of 500,000 shares of common stock and three-year warrants to purchase 125,000 shares of common stock at $2.50 per share, for an aggregate purchase price of $1 million to a foreign investor in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the offering, the Corporation is obligated to pay a finder fee equal to ten percent of the gross proceeds of the sale, payable in cash or common stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
-------

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

     RESULTS OF OPERATIONS
     ---------------------

     Research and development expenses increased to $597,028 from $418,279 for the three months ended March 31, 1999 and 1998, respectively. This increase was due to engineering and pre-production costs associated with the commercialization of the Company's initial AECD(R) product, the Powerheart. Included in these costs were increases in personnel costs and related fringes, and costs associated with independent engineering contractors.

     Marketing expenses increased to $275,249 from $50,051 for the three months ended March 31, 1999 and 1998, respectively. The increase was a result of pre-marketing expenses related to the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

     General and administrative expenses increased to $281,112 from $252,165 for the three months ended March 31, 1999 and 1998, respectively. Expenses which increased for the quarter ended March 31, 1999 as compared to the same quarter in 1998, included personnel costs and related fringes and professional fees.

     Interest expense, net, decreased to $3,172 from $4,029 for the three months ended March 31, 1999 and 1998, respectively, due to the declining balance of the note payable to a bank.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At March 31, 1999, the Company had cash and cash equivalents of $391,862 and a negative working capital of $(1,214,312) as compared to cash and cash equivalents of $1,247,602 and negative working capital of $(549,898) at December 31, 1998. From inception, the Company's sources of funding for operations were derived from equity placements aggregating approximately $11,700,000. The Company has incurred losses of approximately $12.3 million since inception and expects to incur substantial additional operating losses as a result of expenditures related to the marketing and sales support functions, research and product development activities and the initiation of clinical trials for future products. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond the Company's control, such as the results of clinical trials, the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of the Company's research and development programs, and market acceptance of the Company's products.

     The Company has raised $1,500,000 in a series of private placements through the period ending April 30, 1999, $500,000 of which was received on March 31, 1999. In connection with these private placements the Company paid certain fees and expenses. Additional capital will be needed to fulfill the Company's marketing, research and product development goals. Successful completion of the Company's development program for its AECD Products and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure.

     The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements through June 30, 1999. Given the current applications of cash, the Company expects that additional capital will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

YEAR 2000 ISSUE
---------------

     In the next nine months, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment, the Company believes that the software utilized by the Company will not be impacted by the Year 2000 issue. The Company believes that most of its existing information systems equipment, primarily composed of personal computers are Year 2000 compliant. The Company intends to replace those systems that are not compliant, the cost of which, is not anticipated to be material. In addition, the Company's initial products, the Powerheart, and its AECD Technology are not expected to encounter any problems with the Year 2000 issue. The Company has initiated communications with its vendors regarding the Year 2000 Issue. Costs spent to date on the Year 2000 issue are minimal and the Company does not expect to incur additional costs which would be considered material. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

FORWARD LOOKING STATEMENTS
--------------------------

     Except for the historical information contained herein, the matters discussed herein are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward looking statements contained in this Quarterly Report on Form 10-QSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed, the accuracy of which is necessarily subject to risks and uncertainties.

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

                           PART II. OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS
                -----------------

                None.

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS
                -----------------------------------------

                On March 31, 1999, Cardiac Science, Inc. (the "Corporation") sold 250,000 shares of the Corporation's common stock, par value
                $0.001 per share (the "Common Stock"), and three-year warrants to purchase 62,500 shares of Common Stock at $2.50 per share, for an aggregate purchase price of $500,000, to a foreign investor in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the offering, the Corporation is obligated to pay a finder a fee equal to ten percent of the gross proceeds of the sale, payable in cash or Common Stock.

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

                None.

Item 5.         OTHER INFORMATION
                -----------------

                None.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

                a)   Exhibits:
                     27-Financial Data Schedule.

                b)   Reports on Form 8k - None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                CARDIAC SCIENCE, INC.
                                                ---------------------

      Date: MAY 14, 1999                        /s/  BRETT L. SCOTT
          --------------                       --------------------------
                                               Brett L. Scott
                                               Chief Financial Officer