Form 10QSB
period 1999-06-30
CARDIAC SCIENCE INC
filed 1999-08-16
CIK 876188

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1999
                               ------------------------------------------------

                                      OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission file number 0-19567
                                               --------

                              CARDIAC SCIENCE, INC.
-------------------------------------------------------------------------------
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

The number of shares of the Common Stock of the registrant outstanding as of August 4, 1999 was 9,189,732.

                           CARDIAC SCIENCE, INC.

                            INDEX TO FORM 10-QSB

                       PART I.  FINANCIAL INFORMATION

                                                                                                           PAGE NO.
                                                                                                           --------
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of June 30, 1999 (Unaudited)
              and December 31, 1998                                                                            3

            Consolidated Condensed Statements of Operations (Unaudited) for the
              Three and Six months ended June 30, 1999 and 1998                                                4

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
              Six months ended June 30, 1999 and 1998                                                          5

            Consolidated Condensed Notes to Financial Statements (Unaudited)                                   6

Item 2.     Management's Discussion and Analysis or Plan of Operation                                          9

                             PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                 13

Item 2.     Changes in Securities and Use of Proceeds                                                         13

Item 3.     Defaults Upon Senior Securities                                                                   13

Item 4.     Submission of Matters to a Vote of Security Holders                                               13

Item 5.     Other Information                                                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                                                  13

Signatures                                                                                                    14

ITEM 1.  FINANCIAL STATEMENTS

                      CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      June 30,              December 31,
                                                                                        1999                    1998
                                                                                  ------------------     -------------------
                                                         ASSETS

Current Assets:
  Cash and cash equivalents                                                       $       1,165,120      $        1,247,602
  Prepaid expenses                                                                           35,830                  30,129
                                                                                  ------------------     -------------------
                                        Total current assets                              1,200,950               1,277,731


Equipment, net                                                                              227,318                 117,710
Investment in unconsolidated affiliate                                                      115,000                 115,000
Other assets                                                                                 45,266                  45,266
                                                                                  ------------------     -------------------
                                                                                  $       1,588,534      $        1,555,707
                                                                                  ==================     ===================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Current portion of capital lease obligation                                     $          19,016      $            3,413
  Accounts payable and accrued expenses                                                   1,337,893               1,599,216
  Notes payable                                                                              62,498                 225,000
                                                                                  ------------------     -------------------
                                          Total current liabilities                       1,419,407               1,827,629
                                                                                  ------------------     -------------------

Long term portion of capital lease obligation                                                85,498                  16,001
                                                                                  ------------------     -------------------

Stockholders' Equity (Deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                                       ---                     ---

  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 9,050,832 issued and outstanding at June 30, 1999 and 7,014,738 at
    December 31, 1998                                                                         9,051                   7,015

  Common stock subscribed                                                                       ---                 100,000
  Additional paid-in capital                                                             14,397,053              10,823,448
  Accumulated deficit                                                                   (14,322,475)            (11,218,386)
                                                                                  ------------------     -------------------
                                        Total stockholders' equity (deficit)                 83,629                (287,923)
                                                                                  ------------------     -------------------
                                                                                  $       1,588,534      $        1,555,707
                                                                                  ==================     ===================

    The accompanying notes are an integral part of the financial statements.

                           CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                    Three months ended                   Six months ended

                                                           June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                                                              (Restated see                         (Restated see
                                                                                 Note 5)                               Note 5)
                                                          ----------------    ---------------    ---------------    ---------------
Operating expenses:
   Research and development                                   $ 1,072,282         $  561,520        $ 1,669,310         $  979,799
   Selling expenses                                               404,672             71,943            679,921            121,994
   General and administrative                                     468,513            356,235            749,625            608,400
                                                          ----------------    ---------------    ---------------    ---------------

Loss from continuing operations                                (1,945,467)          (989,698)        (3,098,856)        (1,710,193)
Interest (expense) net                                               (460)            (5,097)            (3,632)            (9,126)
                                                          ----------------    ---------------    ---------------    ---------------

Loss from continuing operations before provision for
  income taxes                                                 (1,945,927)          (994,795)        (3,102,488)        (1,719,319)
Provision for income taxes                                            ---                ---              1,600              1,600
                                                          ----------------    ---------------    --------------- -- ---------------

Net loss from continuing operations                            (1,945,927)          (994,795)        (3,104,088)        (1,720,919)

Loss from discontinued operations, net of
   income taxes                                                       ---            (88,705)                ---           (74,087)
                                                          ----------------    ---------------    ---------------    ---------------
Net loss                                                     $ (1,945,927)      $ (1,083,500)      $ (3,104,088)      $ (1,795,006)
                                                          ================    ===============    ===============    ===============

Basic and diluted loss per share                             $      (0.24)      $      (0.22)      $      (0.40)      $      (0.36)
                                                          ================    ===============    ===============    ===============

Number of shares used in the computation of loss
  per share                                                     8,198,222          5,015,329          7,671,205          5,000,030
                                                          ================    ===============    ===============    ===============



   The accompanying notes are an integral part of the financial statements.

                                     CARDIAC SCIENCE, INC.

                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                Six months ended    Six months ended
                                                                                  June 30,1999        June 30,1998
                                                                                                     (Restated see
                                                                                                        Note 5)
                                                                               ------------------- --------------------
Cash flows from operating activities:
Net loss                                                                             $ (3,104,088)        $ (1,795,006)
Adjustments to reconcile net loss to net
  cash used in operating activities from continuing operations:
    Loss from discontinued operations                                                         ---               74,087
    Depreciation and amortization                                                          28,337               14,275
    Compensation related to fair value of options granted to non-
       employees                                                                            9,400                  ---
     Expenses paid with common stock                                                      218,295               20,000
    Changes in operating assets and liabilities,exclusive of Diagnostic
      Monitoring:
    Prepaid expenses                                                                       (5,700)              64,008
    Accounts payable and accrued expenses                                                (467,988)             461,790
                                                                               ------------------- --------------------
Net cash used in operating activities from continuing operations                       (3,321,744)          (1,160,846)
                                                                               ------------------- --------------------

Net cash used by discontinued operations                                                      ---              (45,105)
                                                                               ------------------- --------------------

Cash flows from investing activities:
    Purchase of equipment                                                                 (52,846)             (26,165)
                                                                               ------------------- --------------------
Net cash used by investing activities                                                     (52,846)             (26,165)
                                                                               ------------------- --------------------

Cash flows from financing activities:
    Payments on notes payable                                                            (162,502)             (23,540)
    Proceeds from line of credit                                                                               200,000
    Proceeds from common stock subscribed                                                                    1,000,000
    Proceeds from issuance of common stock                                              3,700,000                  ---
    Proceeds from exercise of common stock warrants                                           350                2,000
    Costs of equity issuances                                                            (245,740)             (96,959)
                                                                               ------------------- --------------------
Net cash provided by financing activities                                               3,292,108            1,081,501
                                                                               ------------------- --------------------

Net decrease in cash and cash equivalents                                                 (82,482)            (150,615)

Cash and cash equivalents at beginning of period                                        1,247,602              561,351
                                                                               ------------------- --------------------
Cash and cash equivalents at end of period                                       $      1,165,120    $         410,736
                                                                               ==================  ====================

   The accompanying notes are an integral part of the financial statements

                                   CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                       JUNE 30, 1999


1.       ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) fully automatic external cardioverter defibrillator devices ("AECD") (the "Products") to treat persons suffering from or at high risk of life-threatening ventricular tachyarrhythmias. The Products, all of which are still under development, are designed to continuously monitor, quickly detect and then automatically, through transmission of electrical energy charges to the patient's heart, terminate the ventricular tachyarrhythmia (abnormally fast heart rate) and/or ventricular fibrillation (quivering of the heart following tachyarrhythmia, which usually results in death) and convert the patients heart back to a normal rhythm. The key benefit of the Company's AECD technology is its ability to provide immediate defibrillation therapy without human intervention for hospitalized patients at risk of cardiac arrest.

         On April 11, 1997, the Company acquired Innovative Physician Services, Inc. (d.b.a. Diagnostic Monitoring). The Company sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see notes 4 and 5).

2.       CONTINUED EXISTENCE

         Additional capital is needed to fulfill the Company's current marketing, research and product development goals. Through June 30, 1999, the Company incurred losses of approximately $14.3 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements through August 31, 1999. Given the current applications of cash, the Company expects that additional capital will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report on Form 10-KSB. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of results for the full year.

4.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On December 31, 1998, the Company acquired a 7.7% voting interest in Biosensor as partial consideration for the sale of substantially all of the assets of Diagnostic Monitoring. The Company accounts for this investment using the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18.

5.       DISCONTINUED OPERATIONS

         On December 31, 1998, the Company completed the sale of substantially all of Diagnostic Monitoring's assets to Biosensor, a Minnesota corporation, pursuant to an Agreement for Purchase and Sale of Assets dated December 31, 1998. The Company received, in consideration for the sale, 1,440,000 shares of common stock of Biosensor valued at $115,000. In addition, Biosensor assumed certain liabilities amounting to approximately $107,000.

         The Company has restated its prior financial statements to present the operating results of Diagnostic Monitoring as a discontinued operation. Included in the loss from discontinued operations is amortization of goodwill of $32,856. Operating results from discontinued operations are as follows:

                                                            For the three          For the six
                                                             months ended          months ended
                                                            June 30, 1999         June 30, 1999
                                                          ------------------    -----------------
Sales                                                            $  355,644           $  802,356
Cost of sales                                                       226,650              517,013
                                                           -----------------    -----------------
Gross profit                                                        128,994              285,343

Operating expenses:
    Research and development                                         15,932               17,391
    Selling                                                         143,350              232,817
    General and administrative                                       58,417              108,422
                                                           -----------------    -----------------
Loss from discontinued operations                                   (88,705)             (73,287)
Interest income (expense), net                                          ---                  ---
                                                           -----------------    -----------------
Loss from discontinued operations before
    provision for income taxes                                      (88,705)             (73,287)
Provision for income taxes                                              ---                  800
                                                           -----------------    -----------------
Net loss from discontinued operations                            $  (88,705)          $  (74,087)
                                                           =================    =================

6.       PRIVATE PLACEMENTS

         For the period of April 1, 1999 through May 28, 1999, the Company completed the sale of 1,200,000 shares of common stock and three-year warrants to purchase 350,000 shares of common stock at $2.50 per share, for an aggregate purchase price of $2,800,000 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. In connection with the offering, the Company is obligated to pay a finder a fee equal to ten percent of the gross proceeds of the sale, payable in cash or common stock.

         On April 1, 1999, the Company issued 10,000 shares of common stock to a consultant in consideration for $21,250 of services rendered. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

         On May 26, 1999, the Company issued 52,500 shares of common stock to Zevex, Inc., the Company's contract manufacturer, in consideration for $111,563 of services rendered. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

         On May 26, 1999, the Company sold 200,000 shares of common stock and three-year warrants to purchase 50,000 shares of common stock at $2.50 per share, to Medtronic Physio-Control Corp. for an aggregate purchase price of $400,000. The securities were sold pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere in this Quarterly Report on Form 10-QSB.

         We are engaged in the development of non-invasive fully-automatic external cardioverter defibrillation devices for the treatment of ventricular tachyarrhythmias that lead to cardiac arrest. We commenced operations in May 1991. Until our acquisition of Diagnostic Monitoring in April 1997, our operations consisted primarily of research and development activities and clinical FDA testing. Diagnostic Monitoring manufactured PC-based Holter Electrocardiogram systems and Ambulatory Holter recorders and distributed these products in over 40 countries. We sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see note 5 of the consolidated financial statements).

         Cardiac arrest is the single largest cause of death in the United States and Europe. Our mission is to increase the survival rate of cardiac arrest victims and create a new standard of care through the development and commercialization of our proprietary automatic defibrillation technology.

         We have three products under development that utilize our proprietary technology. Our initial product, the Powerheart, is a bedside defibrillator-monitor designed for in-hospital use. The Powerheart attaches prophylactically to at risk cardiac patients for the purpose of providing fully-automatic detection and treatment of life-threatening tachyarrhythmias (abnormal rhythms of the heart), such as ventricular tachycardia (dangerously rapid heart rate) and ventricular fibrillation (quivering of the heart), that lead to cardiac arrest. The second product under development, the RHYTHMx ECD module, is designed for integration into bedside patient monitoring systems. Functionally, the RHYTHMx ECD module extends patient monitoring systems beyond diagnostics to provide patients who suffer life-threatening tachyarrhythmias with the added protection of automatic therapy delivery without human intervention. . We believe the Powerheart and RHYTHMx ECD will be ideally suited for hospitalized patients temporarily at risk (periods ranging from days to months) of suffering cardiac arrest. . The third product under development is a fully-automatic public access defibrillator that can be used by first responders and other non-technical individuals outside of the hospital environment.

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with the world leader in external defibrillation, Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control will market the Powerheart in the U.S., Canada and selected European countries, and also has been licensed to integrate the AECD Technology into Medtronic's LIFEPAK-Registered Trademark- line of in-hospital external defibrillators. We have signed distribution agreements to date covering 24 other international markets giving Cardiac Science representation in 35 countries.

         We have received 510(k) clearance from the U.S. Food and Drug Administration for the clinical version of the Powerheart and have also received FDA 510(k) clearance for its proprietary AECD Technology platform, which we plan to integrate into third-party manufactured bedside monitoring and defibrillator systems.

         We have been issued one patent, and have one additional patent under exclusive license. We are in the process of filing additional patents relating to our proprietary technology.

RESULTS OF OPERATIONS

         Research and development expenses increased to $1,072,282 and $1,669,310, respectively, for the three and six months ended June 30, 1999, from $561,520 and $979,799, respectively, for the three and six months ended June 30, 1998. This increase was due to engineering and pre-production costs associated with the commercialization of the Powerheart. Included in these costs were increases in personnel costs and related fringes, and costs associated with independent engineering contractors.

         Selling expenses increased to $404,672 and $679,921, respectively, for the three and six months ended June 30, 1999, from $71,943 and $121,994, respectively for the three and six months ended June 30, 1998. The increase was a result of pre-marketing expenses related to the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

         General and administrative expenses increased to $468,513 and $749,625, respectively, for the three and six months ended June 30, 1999, from $356,235 and $608,400 for the three and six months ended June 30, 1998. The increase in expenses for the quarter and six months ended June 30, 1999 as compared to the same periods in 1998 included personnel costs and related fringes, consulting and professional fees.

         Interest expense, net, decreased to $460 and $3,632 for the three month and year to date period ended June 30, 1999 as compared to $5,097 and $9,126, respectively, for the same periods in the prior year due to the reduction of the bank line of credit and investment of the proceeds from private placements.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, we had cash and cash equivalents of $1,165,120 and a working capital deficit of $218,457 as compared to cash and cash equivalents of $1,247,602 and negative working capital of $549,898 at December 31, 1998. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $14,900,000. We have incurred losses of $14,322,475 since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities and costs associated with the development of a commercial model and pre-production costs for the Powerheart. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of research and development programs, and market acceptance of our products.

         We have raised $3,700,000 in a series of private equity placements for the six month period ending June 30, 1999. In connection with these private placements we paid certain fees and expenses. Additional capital will be needed to fulfill our marketing, research and product development goals. Successful completion of our development program for our products and transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the required cost structure.

         We anticipate that the current cash balance will be sufficient to meet our cash requirements into September 1999. Given the current applications of cash, we expect that additional capital will be necessary to sustain growth and viability. In this respect, we are considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders, or that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

YEAR 2000 ISSUE

         In the next six months, many companies will face a potentially serious information systems (computer) problems because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment, we believe that the software we use will not be impacted by the Year 2000 issue. We believe that most of our existing information systems equipment, primarily composed of personal computers, are Year 2000 compliant. We intend to replace those systems that are not compliant, the cost of which is not anticipated to be material. In addition, our initial product, the Powerheart, and our proprietary technology are not expected to encounter any problems with the Year 2000 issue. We have initiated communications with our vendors regarding the Year 2000 Issue. Costs spent to date on the Year 2000 issue are minimal and we do not expect to incur additional costs which would be considered material. If we determine that a particular vendor will be impacted by this problem, we may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on our business, operating results and financial condition.

FORWARD LOOKING STATEMENTS

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

         Few of the forward looking statements in this Quarterly Report on Form 10-QSB deal with matters that are within our unilateral control. There is substantial regulation of the manufacture and sale of medical products, including many of our products, by governmental agencies in the United States and foreign countries. These government agencies often have considerable discretion in determining whether and when to approve the marketing of our products that have not yet received such approval.

         The availability of equity and debt financing to our company is affected by, among other things, domestic and world economic conditions and the competition for funds. Potential investors and lenders will be influenced by their evaluations of our products and comparisons with alternative investment opportunities.

         Many of the our competitors have greater financial resources and technical capabilities than we do, which may enable such competitors to design and produce superior products or to market their products in a manner that achieves commercial success even in the face of technical superiority on the part of our products.

         Our patents may not offer effective protection against competitors. Competitors may be able to design around our patents or employ technologies not covered by such patents. In addition, our patents may be challenged, and even if such patents are upheld, the diversion of financial and human resources associated with patent litigation could adversely affect our company. We may be found to be violating the patents of others and forced to obtain a license under such patents or modify the design of its products.

         Rapid technological developments are expected to continue in the industries in which we compete. We may not be able to develop, manufacture and market products which meet changing user requirements or which successfully anticipate or respond to technological changes in a cost-effective and timely manner.

                               CARDIAC SCIENCE, INC.

                             PART II.  OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                None.

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                For the period of April 1, 1998 through May 28, 1999, we completed the sale of 1,200,000 shares of our common and three-year warrants to purchase 350,000 shares of common stock at $2.50 per share, for an aggregate purchase price of $2,800,000 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. In connection with the offering, we are obligated to pay a finder a fee equal to ten percent of the gross proceeds of the sale, payable in cash or common stock.

                On April 1, 1999, we sold 10,000 shares of common stock to a consultant in consideration for $21,250 of services rendered. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

                On May 26, 1999, we sold 52,500 shares of common stock to Zevex, Inc., our contract manufacturer, in consideration for $111,563 of services rendered. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

                On May 26, 1999, we sold 200,000 shares of common stock and three-year warrants to purchase 50,000 shares of common stock at $2.50 per share, to Medtronic Physio-Control Corp. for an aggregate purchase price of $400,000. The securities were sold pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.


Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On May 14, 1999, we held an Annual Meeting of Stockholders in Irvine, California. The stockholders voted on three matters.

                The following votes were cast for the nominees for election of directors, and all such nominees were elected.

                                               Votes For       Votes Against              Votes Abstain
                Raymond Cohen                  4,598,073               0                         5,581
                Paul Quadros                   4,597,898               0                         5,756
                Peter Crosby                   4,598,073               0                         5,581
                Howard Evers                   4,598,073               0                         5,581

                The following votes were cast for the ratification and approval of the amendment to the Company's 1997 Stock Option/Stock Issuance Plan to increase the number of shares reserved for issuance under the plan:

                2,633,568 votes for the ratification and approval
                182,598 votes against the ratification and approval 1,784,243 votes abstained from voting

                The votes cast on the ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 1999 were as follows:

                4,599,850 votes for the ratification and appointment 2,980 votes against the ratification and appointment 823 votes abstained from voting

Item 5.         OTHER INFORMATION

                None.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a) Exhibits:

                            10.14   Addendum and Modification to
                                    the Distribution and License
                                    Agreement, dated the 2nd day of
                                    December, 1998 by and between
                                    Medtronic Physio-Control Corporation
                                    and Cardiac Science, Inc.

                            27.     Financial Data Schedule.

                b) Reports on Form 8-K:

                                    None.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                               CARDIAC SCIENCE, INC.


     Date: August 13, 1999                    /s/  Brett L. Scott
          ----------------                   --------------------------
                                             Brett L. Scott
                                             Chief Financial Officer