Form 10QSB
period 1999-09-30
CARDIAC SCIENCE INC
filed 1999-10-29
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1999
                               -------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
      ---------------------------------------------------------------------
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

The number of shares of the Common Stock of the registrant outstanding as of October 18, 1999 was 11,244,732.

                              CARDIAC SCIENCE, INC.

                              INDEX TO FORM 10-QSB

                          PART I. FINANCIAL INFORMATION

                                                                                              PAGE NO.
                                                                                              --------
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of September 30, 1999 (Unaudited)
              and December 31, 1998                                                                3

            Consolidated Condensed Statements of Operations (Unaudited) for the
              Three and Nine months ended September 30, 1999 and 1998                              4

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
              Nine months ended September 30, 1999 and 1998                                        5

            Consolidated Condensed Notes to Financial Statements (Unaudited)                       6

Item 2.     Management's Discussion and Analysis or Plan of Operation                              9


                               PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                     13

Item 2.     Changes in Securities and Use of Proceeds                                             13

Item 3.     Defaults Upon Senior Securities                                                       13

Item 4.     Submission of Matters to a Vote of Security Holders                                   13

Item 5.     Other Information                                                                     13

Item 6.     Exhibits and Reports on Form 8-K                                                      13

Signatures                                                                                        14

ITEM 1.  FINANCIAL STATEMENTS

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         (Unaudited)
                                                                                         September 30,      December 31,
                                                                                             1999              1998
                                                                                         -------------     ------------
                                                         ASSETS
Current assets:
  Cash and cash equivalents                                                              $  4,818,475      $  1,247,602
  Common stock subscriptions receivable                                                     1,011,250
  Prepaid expenses                                                                             65,222            30,129
                                                                                         ------------      ------------
                                        Total current assets                                5,894,947         1,277,731


Equipment, net                                                                                259,275           117,710
Investment in unconsolidated affiliate                                                        115,000           115,000
Other assets                                                                                   65,632            45,266
                                                                                         ------------      ------------

                                                                                         $  6,334,854      $  1,555,707
                                                                                         ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of capital lease obligation                                            $     24,939      $      3,413
  Accounts payable and accrued expenses                                                     1,219,765         1,599,216
  Notes payable                                                                                31,247           225,000
                                                                                         ------------      ------------
                                        Total current liabilities                           1,275,951         1,827,629
                                                                                         ------------      ------------

Long term portion of capital lease obligation                                                 110,231            16,001
                                                                                         ------------      ------------

Stockholders' Equity (Deficit):
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                                         ---               ---
  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 10,987,232 issued and outstanding at September 30, 1999 and 7,014,738 at
    December 31, 1998                                                                          10,987             7,015
  Common stock subscribed                                                                   1,011,250           100,000
  Additional paid-in capital                                                               19,973,714        10,823,448
  Accumulated deficit                                                                     (16,047,279)      (11,218,386)
                                                                                         ------------      ------------
                                        Total stockholders' equity (deficit)                4,948,672          (287,923)
                                                                                         ------------      ------------
                                                                                         $  6,334,854      $  1,555,707
                                                                                         ============      ============

    The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                         Three months ended                         Nine months ended

                                                  September 30,         September 30,      September 30,       September 30,
                                                        1999                 1998                1999                1998
                                                                       (Restated see                           (Restated see
                                                                           Note 5)                                  Note 5)
                                                 -----------------    ----------------    ----------------    -----------------
Operating expenses:
   Research and development                           $ 1,126,098          $  436,430         $ 2,795,408          $ 1,416,229
   Marketing expenses                                     252,871              82,460             932,792              204,454
   General and administrative                             342,917             264,083           1,092,542              872,483
                                                 -----------------    ----------------    ----------------    -----------------

Loss from continuing operations                        (1,721,886)           (782,973)         (4,820,742)          (2,493,166)
Interest (expense) net                                     (2,918)             (5,645)             (6,550)             (14,771)
                                                 -----------------    ----------------    ----------------    -----------------

Loss from continuing operations before
   provision for income taxes                          (1,724,804)           (788,618)         (4,827,292)          (2,507,937)
Provision for income taxes                                    ---                 ---               1,600                1,600
                                                 -----------------    ----------------    ---------------- -- -----------------

Net loss from continuing operations                    (1,724,804)           (788,618)         (4,828,892)          (2,509,537)

Loss from discontinued operations, net of
   income taxes                                               ---             (14,223)                ---              (88,310)
                                                 -----------------    ----------------    ---------------- -- -----------------
Net loss                                             $ (1,724,804)         $ (802,841)       $ (4,828,892)        $ (2,597,847)
                                                 =================    ================    ================    =================

Basic and diluted loss per share                        $   (0.18)          $   (0.14)          $   (0.52)           $   (0.49)
                                                 =================    ================    ================    =================

Number of shares used in the computation
  of loss per share                                     9,517,750           5,651,353           9,208,182            5,276,117
                                                 =================    ================    ================    =================

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   Nine months          Nine months ended
                                                                                      ended            September 30, 1998
                                                                                  September 30,       (Restated see Note 5)
                                                                                      1999
                                                                                -------------------   ----------------------
Cash flows from operating activities:
Net loss                                                                             $ (4,828,892)            $ (2,597,847)
Adjustments to reconcile net loss to net
  cash used in operating activities from continuing operations:
    Loss from discontinued operations                                                         ---                   88,310
    Depreciation and amortization                                                          44,976                   21,769
    Compensation related to fair value of options granted to non-
       employees                                                                           14,100                      ---
     Expenses paid with common stock                                                      421,680                   50,000
    Changes in operating assets and liabilities, exclusive of
      Diagnostic Monitoring:
    Prepaid expenses                                                                      (35,092)                  82,206
    Increase in other assets                                                              (20,366)                     ---
    Accounts payable and accrued expenses                                                (681,091)                 569,610
                                                                               -------------------   ----------------------
Net cash used in operating activities from continuing operations                       (5,084,685)              (1,785,952)
                                                                               -------------------   ----------------------

Net cash provided by discontinued operations                                                  ---                   69,515
                                                                               -------------------   ----------------------

Cash flows from investing activities:
    Purchase of equipment                                                                 (70,785)                 (32,620)
                                                                               -------------------   ----------------------
Net cash used by investing activities                                                     (70,785)                 (32,620)
                                                                               -------------------   ----------------------

Cash flows from financing activities:
    Payments on notes payable                                                            (193,753)                 (28,446)
    Proceeds from line of credit                                                              ---                  175,000
    Proceeds from notes payable                                                               ---                  100,000
    Proceeds from common stock subscribed                                                     ---                  100,000
    Proceeds from issuance of common stock                                              7,250,000                1,100,000
    Proceeds from exercise of common stock warrants                                     2,101,600                    2,000
    Costs of equity issuances                                                            (431,504)                (107,160)
                                                                               -------------------   ----------------------
Net cash provided by financing activities                                               8,726,343                1,341,394
                                                                               -------------------   ----------------------

Net increase (decrease) in cash and cash equivalents                                    3,570,873                 (407,663)

Cash and cash equivalents at beginning of period                                        1,247,602                  561,351
                                                                               -------------------   ----------------------
Cash and cash equivalents at end of period                                            $ 4,818,475              $   153,688
                                                                                      ===========              ===========

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

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

2.       CONTINUED EXISTENCE

         Additional capital is needed to fulfill the Company's current marketing, research and product development goals. Through September 30, 1999, the Company incurred losses of approximately $16 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance and the cash received in October 1999 from common stock subscriptions will be sufficient to meet the Company's cash requirements into April 2000. Given the current applications of cash, the Company expects that additional capital will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1998 Annual Report on Form 10-KSB. Results of operations for the nine months ended
September 30, 1999 are not necessarily indicative of results for the full year.

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

         The Company has restated its prior financial statements to present the operating results of Diagnostic Monitoring as a discontinued operation. Included in the loss from discontinued operations is amortization of goodwill of $49,284 for the nine months ended September 30, 1998. Operating results from discontinued operations are as follows:

                                                            For the three         For the nine
                                                            months ended          months ended
                                                            September 30,         September 30,
                                                                1998                  1998
                                                          ------------------    -----------------

Sales                                                            $  318,940          $ 1,121,296
Cost of sales                                                       211,569              728,582
                                                           -----------------    -----------------
Gross profit                                                        107,371              392,714

Operating expenses:
    Research and development                                          1,459               18,850
    Selling                                                          71,864              304,681
    General and administrative                                       48,271              156,693
                                                           -----------------    -----------------
Loss from discontinued operations                                   (14,223)             (87,510)
Interest income (expense), net                                          ---                  ---
                                                           -----------------    -----------------
Loss from discontinued operations before
    provision for income taxes                                      (14,223)             (87,510)
Provision for income taxes                                              ---                  800
                                                           -----------------    -----------------
Net loss from discontinued operations                           $  (14,223)          $  (88,310)
                                                           =================    =================

6.       PRIVATE PLACEMENTS

         For the quarter ending September 30, 1999, the Company sold 887,500 shares of common stock and three-year warrants to purchase 133,125 shares of common stock at $5.00 per share, for an aggregate purchase price of $3,550,000 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. The Company also received subscriptions from various foreign investors for an additional 245,000 shares of common stock and three-year warrants to purchase 36,750 shares of common stock at $5.00 per share, for an aggregate purchase price of $980,000. The funds for these subscribed shares were received on October 4, 1999. In connection with these financings, the Company is obligated to pay a finder a fee equal to 7.5 percent of the gross proceeds of the sale, payable in cash or common stock accrued at September 30, 1999. The finder will also receive three-year warrants to purchase 113,250 shares of common stock at $5.00 per share.

         During the three-month period ending September 30, 1999 the Company received $2,101,250 for the exercise of warrants to purchase 857,500 shares of common stock. The Company also received a notice to exercise warrants for 12,500 shares of common stock. The proceeds of this warrant exercise of $31,250 were received on October 4, 1999.

         On September 15, 1999, the Company issued 52,500 shares of common stock to a consultant in consideration for $203,438 of services rendered.

         On July 7, 1999, the Company issued 138,900 shares of common stock to a finder in consideration for $277,800 of services rendered. These services were in connection with a private placement completed in May 1999.

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

RESULTS OF OPERATIONS

         Research and development expenses increased to $1,126,098 and $2,795,408, respectively, for the three and nine months ended September 30, 1999, from $436,430 and $1,416,229, respectively, for the three and nine months ended September 30, 1998. These increases were due to engineering and pre-production costs associated with the commercialization of the Powerheart. Included in these costs were increases in personnel costs and related fringes, and costs associated with independent engineering contractors.

         Marketing expenses increased to $252,871 and $932,792, respectively, for the three and nine months ended September 30, 1999, from $82,460 and $204,454, respectively for the three and nine months ended September 30, 1998. The increases were a result of pre-marketing expenses related to the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

         General and administrative expenses increased to $342,917 and $1,092,542, respectively, for the three and nine months ended September 30, 1999, from $264,083 and $872,483 for the three and nine months ended September 30, 1998. The increases in expenses for the quarter and nine months ended September 30, 1999 as compared to the same periods in 1998 included personnel costs and related fringes, consulting and professional fees.

         Interest expense, net, decreased to $2,918 and $6,550 for the three month and year to date period ended September 30, 1999 as compared to $5,645 and $14,771, respectively, for the same periods in the prior year due to the reduction of the bank line of credit and investment of the proceeds from private placements.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had cash and cash equivalents of $4,818,475 and working capital of $4,618,996 as compared to cash and cash equivalents of $1,247,602 and negative working capital of $549,898 at December 31, 1998. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $21 million. We have incurred losses of $16,047,279 since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities and costs associated with the development of a commercial model and pre-production costs for the Powerheart. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of research and development programs, and market acceptance of our products.

         We have raised approximately $10.3 million in a series of private equity placements for the nine month period ending September 30, 1999. In connection with these private placements we paid certain fees and expenses. Additional capital will be needed to fulfill our marketing, research and product development goals. Successful completion of our development program for our products and transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the required cost structure.

         We anticipate that the current cash balance and the October 1999 collection of subscriptions will be sufficient to meet our cash requirements into April 2000. Given the current applications of cash, we expect that additional capital will be necessary to sustain growth and viability. In this respect, we are considering a number of alternatives, including additional equity financings and corporate partnerships. We cannot assure you that any such transactions will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders, or that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

YEAR 2000 ISSUE

         In the next three months, many companies will face potentially serious information systems (computer) problems because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment, we believe that the software we use will not be impacted by the Year 2000 issue. We believe that our existing information systems equipment, primarily composed of personal computers, are Year 2000 compliant. In addition, our initial product, the Powerheart, and our proprietary technology are not expected to encounter any problems with the Year 2000 issue. We have received confirmation from our major vendors that they are Year 2000 compliant. Costs spent to date on the Year 2000 issue are minimal and we do not expect to incur additional costs which would be considered material. If we determine that a particular vendor will be impacted by this problem, we may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on our business, operating results and financial condition.

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

         Rapid technological developments are expected to continue in the industries in which we intend to compete. We may not be able to develop, manufacture and market products which meet changing user requirements or which successfully anticipate or respond to technological changes in a cost-effective and timely manner.

                              CARDIAC SCIENCE, INC.

                           PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                None.

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                For the quarter ending September 30, 1999, we sold 887,500 shares of our common stock and three-year warrants to purchase 133,125 shares of common stock at $5.00 per share, for an aggregate purchase price of $3,550,000 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. In connection with the offering, we are obligated to pay a finder a fee equal to 7.5 percent of the gross proceeds of the sale, payable in cash or common stock.

                For the period of August 27, 1999 through September 13, 1999, we sold an aggregate of 857,500 shares of common stock through the exercise of warrants for an aggregate purchase price of $2,101,250. These shares were sold to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

                On September 15, 1999, we sold 52,500 shares of common stock to Zevex, Inc., our contract manufacturer, in consideration for $203,438 of services rendered. The shares were sold pursuant to
                Section 4(2) of the Securities Act of 1933.

                On July 7, 1999, we sold 138,900 shares of common stock to a finder in consideration for $277,800 of services rendered. The shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 5.         OTHER INFORMATION

                None.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                a)       Exhibits:

                                  10.1   Facility lease dated September 9, 1999
                                          for 16931 Millikan Avenue, Irvine, CA

                                  27.1   Financial Data Schedule.

b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          CARDIAC SCIENCE, INC.
                                          ---------------------

         Date: October 20, 1999            /s/  Brett L. Scott
               ------------------         --------------------------
                                           Brett L. Scott
                                           (Authorized Officer and Principal
                                           Financial Officer)

                                Index to Exhibits

                    10.1     Facility lease dated September 9, 1999 for 16931
                               Millikan Avenue, Irvine, CA


                    27.1     Financial Data Schedule.