Form 10-K405
period 1999-12-31
CARDIAC SCIENCE INC
filed 2000-03-30
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
     1934
                   For the fiscal Year Ended December 31, 1999

                                       OR

 [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act
     of 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
                              ---------------------
             (Exact Name of registrant as specified in its Charter)

             Delaware                                  33-0465681
--------------------------------------      ------------------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

                 16931 Millikan Avenue, Irvine, California 92606
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number (949) 587-0357

Securities registered under Section 12(b) of the Exchange Act:        None.

Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                               $0.001 Par Value
                                                             ------------------
                                                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES /X/ NO / /

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76,845,000 as of March 27, 2000 based on the closing price of the Common Stock on the OTC/Bulletin Board on March 27, 2000. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 12,313,127 shares of the registrant's Common Stock outstanding as of March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Definitive Proxy Statement for Issuer's Annual Meeting of Stockholders to be held in 2000 are incorporated by reference to Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                           Page
                                     Item Number and Caption                                              Number
                                     -----------------------                                              ------
PART I

    Item 1.     Description of Business...................................................................    3
    Item 2.     Description of Property...................................................................   18
    Item 3.     Legal Proceedings.........................................................................   18
    Item 4.     Submission of Matters to a Vote of Security Holders.......................................   18

PART II

    Item 5.     Market for Common Equity
                  and Related Stockholder Matters.........................................................   19
    Item 6.     Selected Financial Data...................................................................   20
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....   21
    Item 8.     Financial Statements .....................................................................   25
    Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................   41

PART III

    Item 10.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.........................................   41
    Item 11.    Executive Compensation....................................................................   41
    Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management...................................................................   41
    Item 13.    Certain Relationships and Related Transactions............................................   41
    Item 14.    Exhibits, List and Reports on Form 8-K....................................................   41

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We have developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD-TM- -- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD technology enables these devices which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to

-        continuously monitor their heart rhythms
- accurately and instantly detect life-threatening ventricular tachyarrhythmias and,
- when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

         To date, we have licensed the RHYTHMx ECD technology to one third party and plan to license it to others. We also have designed, are developing, and intend to market non-invasive automatic external cardiac defibrillation or "AECD-Registered Trademark-" devices that use RHYTHMx ECD as well as our other proprietary technology. We believe our proprietary technology will help to create a new standard of care by significantly increasing the rate at which patients survive sudden cardiac arrests.

         Our first device, the Powerheart, is the only FDA cleared non-invasive external cardioverter defibrillator device that provides fully automatic detection and treatment of ventricular tachyarrhythmias for in-hospital patients. In December 1998, we entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control will market the Powerheart in the U.S., Canada, and selected European countries, and also has been licensed to integrate RHYTHMx ECD into Medtronic's LIFEPAK-Registered Trademark- line of in-hospital external defibrillators. We also have signed distribution agreements covering 30 other international markets giving us representation in 41 countries.

         In addition to the Powerheart, we are developing two other products based on our proprietary technology:

         - a fully automatic defibrillator module that is designed to be embedded and integrated into existing, third party patient monitoring systems which typically are located in most acute care areas within hospitals; and

         - a small, wearable, "cell phone sized" fully automatic defibrillator that is designed to be worn by patients who are ambulatory in either a hospital or home environment.

         Our strategy is to rapidly build a large installed base of products using our proprietary technology through strategic alliances with established industry leaders and by marketing through country-specific, independent international distributors. We hope to generate revenue from licensing RHYTHMx ECD, from selling devices that use our proprietary technology, and from recurring sales of our single-use, disposable defibrillator pads. Both the Powerheart and the automatic defibrillator module utilize these disposable defibrillator pads which, for sanitary, safety, and performance reasons, must be changed once every 24 hours. Our disposable defibrillator pads feature our proprietary "smart chip" technology, designed to assure that only our pads will be used with defibrillator and monitoring devices utilizing our proprietary technology.

         We have been issued one patent, and we have one additional patent under exclusive license. In addition, we have three patents pending and we intend to file additional patent applications relating to our proprietary technology.

         From May 20, 1991 (inception) through December 31, 1999, we incurred losses of approximately $18.9 million. Successful completion of our development program and our transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We currently are seeking financing. We cannot assure you that we will be successful in any of these areas.

         Our offices are located at 16931 Millikan Avenue, Irvine, California 92606 and the telephone number is (949) 587-0357.

BACKGROUND

         The American Heart Association ("AHA") and numerous clinical researchers have established that a patient's chance of survival decreases by approximately 10% or more each minute after the onset of cardiac arrest. Early defibrillation is the most critical factor in patient survival.

         Clinical studies have shown that the average survival rate of patients who have had an in-hospital cardiac arrest is about 15% -- a rate which has not improved since the 1960's. The AHA has acknowledged that it has under-emphasized the role of prompt defibrillation. The AHA and some of the world's major resuscitation councils have determined that prompt defibrillation is the single most important therapy for the treatment of cardiac arrest. While the urgency of response is known to be a critical factor in saving lives, numerous hospital studies have documented delays of five minutes or more from the calling of the arrest to arrival of the first medical team member. The ability to respond to a life-threatening heart rhythm within seconds minimizes oxygen loss to the brain, thereby eliminating potential neurological damage and a diminished quality of life that often occurs when defibrillation is withheld for even a few minutes. Overall, by responding promptly, lives may be saved, debilitation may be lessened, recovery periods shortened and hospital stays reduced.

         ELECTROCARDIOGRAM BASICS

         The heart is divided into four chambers. The two upper chambers that take blood in from the body are called the left and right atria. The two lower chambers that pump blood out are known as the left and right ventricles. For the heart to operate properly, different parts of the heart must contract in the proper sequence and certain parts, such as the ventricles, must contract simultaneously. The pumping action of the heart is managed by conductive fibers that "wire" the heart electrically. A normally beating heart produces a series of regular electrical events.

         Unfortunately, the heart does not always function in an organized manner. Due to disease or other unknown causes, the wiring of the heart can lose control of the ventricular contractions. When this occurs, the signal to contract is processed unevenly through the heart muscle rather than through the normal conduction path, resulting in an unstable cardiac rhythm. This generates abnormal contractions of the heart known as "arrhythmias." While not all arrhythmias are life threatening, the most common life-threatening arrhythmias are ventricular tachycardia and ventricular fibrillation.

         - VENTRICULAR TACHYCARDIA. This occurs when electrical disturbances cause a dangerously fast heart rate. The increased heart rate and the uneven nature of the contractions reduce the delivery of blood and oxygen to the brain and body. This can result in unconsciousness, and may lead to ventricular fibrillation (described below) and subsequent death if left untreated. Ventricular tachycardia may be treated with drugs, by a procedure called pacing, or by electrical shock called "cardioversion." Cardioversion depolarizes the entire heart causing the heart to "reset." It is appropriate when the ventricular tachycardia rate is very fast. Termination of the abnormal contractions returns the cardiac rhythm back to normal.

         - VENTRICULAR FIBRILLATION. This is a condition in which many different locations of the heart contract at an extremely disorganized and rapid rate of 150 to 500 beats per minute. These different, rapid impulses cause an irregular and chaotic cardiac rhythm with little or no delivery of blood and oxygen to the brain and body. In this condition, a patient will quickly lose consciousness and die within minutes unless the rhythm is terminated by an electrical shock. This shock is called defibrillation.

        IMPORTANCE OF EARLY DEFIBRILLATION

         Early defibrillation is the single most important factor in reviving patients in cardiac arrest. In the case of ventricular fibrillation, there is approximately a 10% (or higher) decline in a patient's chance of survival with each passing minute. If defibrillation is delayed longer than 10 to 12 minutes, there is little probability of survival. The following graph from the Textbook of Advanced Cardiac Life Support, published by the AHA in 1994, illustrates resuscitation rates after defibrillation within the first ten minutes following the onset of ventricular fibrillation.

                                    [GRAPH]

         CURRENT MODES OF TREATMENT

         - IMPLANTABLE CARDIOVERTER DEFIBRILLATOR OR "ICD" DEVICES. These devices, which are both automatic and ambulatory, are implanted into patients at chronic risk for cardiac arrest. An ICD device is a complex electronic instrument, consisting of a heart monitor and defibrillator module, implanted in the abdominal cavity or chest with electrodes attached directly to the heart. When the monitor detects a dangerous arrhythmia that satisfies the detection algorithm criteria, the defibrillator delivers an electrical charge through the heart that provides nearly instantaneous reversion to normal heart rhythm. ICD devices are invasive and the procedure costs well over $40,000.

         - EXTERNAL DEFIBRILLATORS. These are widely used to treat patients in cardiac arrest. One type of device is the manual defibrillator, which requires highly skilled medical personnel (e.g., a physician or paramedic) to analyze and interpret the patient's electrocardiogram to determine if defibrillation is required and, if it is, to manually administer the electrical shock. Recently, more sophisticated semi-automatic defibrillators, referred to as "AED's", have been developed which perform the analysis of the patient's heart rhythm and, if it is determined that the patient is in cardiac arrest, advise the medical staff to administer the shock. The common denominator among these existing devices is that they require the intervention of a trained medical technician to administer the shock.

RHYTHMx ECD

         RHYTHMx ECD-TM- is designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD technology enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to

         -        continuously monitor their heart rhythms
         - accurately and instantly detect life-threatening ventricular tachyarrhythmias, and
         - when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

Patient specific parameters may be programmed into the device's microcomputer in accordance with the physician's instructions. We received FDA clearance for RHYTHMx ECD in August 1998.

         To analyze a patient's heart rhythm, RHYTHMx ECD detects and captures the electrical signal produced by the heart's activity. The incoming signal is sampled every two milliseconds-- i.e., 2/1000th of a second. This signal is filtered, manipulated, and processed mathematically to produce meaningful and reliable data for analysis. The primary parameter in determining if a rhythm is shockable or not is the rate at which electrical events occur. This rate is called the Shockable Tachyarrhythmia Detection rate or simply the "detection rate." Analysis of the detection rate occurs on a continuous basis.

         RHYTHMx ECD is capable of distinguishing between unusually fast "normal" rhythms and abnormal rhythms (e.g., ventricular tachyarrhythmias), the latter of which requires electrical shock. This feature is the Modulation Domain Function or "MDF-Registered Trademark-." MDF uses sophisticated morphology differentiation techniques designed to reduce the probability of mistakenly delivering defibrillation therapy for rapid, albeit normal, heart rhythms.

         When a device utilizing RHYTHMx ECD is ready to deliver a shock, it first verifies that the defibrillation pads are properly attached to the patient, that it can safely deliver the shock, and that the rhythm is still shockable. If the life-threatening rhythm has changed on its own and no longer requires a shock, the device safely disposes of the charge within the device itself. After the shock is delivered, the device quickly re-acquires the electrocardiogram signal and resumes analysis of the resulting rhythm. If the life-threatening rhythm continues, the devise recharges and causes another shock to be delivered, if so programmed. If the shock restores a normal rhythm, the device evaluates the rhythm for one minute, then resets to the beginning of its therapy sequence. Should the abnormal rhythm recur during this one minute interval, the device continues therapy by delivering the next programmed shock.

RESEARCH AND CLINICAL RESULTS

         To validate the safety and efficacy of our technology, a multi-center clinical trial using a pre-production version of Powerheart was conducted between February 1993 and May 1997. The trial was divided into two phases. Phase I tested the tachyarrhythmia detection and discrimination algorithms. Phase II tested the entire system including both the arrhythmia analysis algorithm and the prototype Powerheart shock delivery system in which RHYTHMx ECD had been embedded. In the Phase II trial, patients attached to the Powerheart were studied in either the electrophysiology lab or in the critical care unit. A total of 155 patients were enrolled.

         Phase II data was collected from a total of 104 patients at the following medical centers: Arizona Heart Institute, University of California-Irvine Medical Center and the University of Southern California Medical Center. The Powerheart was utilized for 1,216 hours during this study.

         Overall results from both phases of the clinical trial found that:

         -        Powerheart had

               * a SENSITIVITY of 100% -- i.e., it correctly identified
                  shockable episodes, and
               * a SPECIFICITY of 99.5% -- i.e., it did not allow a
                  non-shockable rhythm to be shocked in 99.5% of the episodes:
         - the average time to first shock using Powerheart was approximately 21 seconds, and
         - normal rhythm was restored by the first shock with the Powerheart in 96.2% of the cases.

         The table below presents performance data for the Powerheart in relation to AHA-recommended goals. As illustrated, the Powerheart exceeded both stipulated AHA performance goals.

----------------------- --------------------------- ------------------------------ ---------------------------------
                                                    AHA'S HIGHEST GOALS            POWERHEART PERFORMANCE
----------------------- --------------------------- ------------------------------ ---------------------------------

Shockable               Sensitivity                 > 90.0 %                       100.0 %
----------------------- --------------------------- ------------------------------ ---------------------------------

Nonshockable            Specificity                 > 99.0 %                       99.5 %
----------------------- --------------------------- ------------------------------ ---------------------------------

Source: Cardiac Science 510(k) submission

PRODUCTS

         We believe our proprietary technology will help to create a new standard of care by significantly increasing the rate at which patients survive sudden cardiac arrests. To that end, we have designed, are developing, and intend to market a number of non-invasive automatic external cardiac defibrillation or "AECD-Registered Trademark-" devices that use RHYTHMx ECD as well as our other proprietary technology.

         Our initial product, the Powerheart, is a fully automatic external defibrillator-monitor designed for bedside in-hospital use. We received European regulatory clearance for Powerheart in late 1999 and we made our first commercial shipment on December 31, 1999. We subsequently received 510(k) clearance from the FDA for the commercial version of the Powerheart in January 2000. Shipments of Powerhearts to Medtronic Physio-Control, as well as our international distributors, began in the first quarter of 2000. The second product, currently under development, is an automatic defibrillator module designed for integration into existing third party patient monitoring systems. The third product, also under development, is a small, wearable, "cell phone sized" fully automatic defibrillator that is designed to be worn by patients who are ambulatory in either a hospital or home environment.

         POWERHEART

         The Powerheart utilizes RHYTHMx ECD to monitor in-hospital patients at high risk of cardiac arrest and to immediately treat life-threatening arrhythmias when they occur. Use of the Powerheart obviates the need for human intervention and provides defibrillation in as little as 10 seconds.

         The Powerheart is a non-invasive device attached externally to the patient's chest via disposable electrodes and disposable defibrillator pads. Patient-specific parameters are programmed into its microcomputer in accordance with the physician's instructions. The Powerheart then continuously monitors the patient's cardiac activity and, if it detects a life-threatening abnormality, transmits a defibrillation shock within seconds and without the aid of hospital staff to convert the patient's heart rhythm back to normal.

         In clinical trials, the average response time for the Powerheart to deliver a defibrillation shock was 21 seconds as compared to approximately five to seven minutes with the current standard of care. It is widely recognized that the most effective way to increase survival from sudden cardiac arrest is to reduce time to defibrillation.

         We believe that implementation of the Powerheart in a hospital environment will result in an increase in the quality of care with a simultaneous reduction in patient care costs. Many patients suspected to be at risk of cardiac problems are admitted to a cardiac care unit for no reason other than the ability to receive prompt defibrillation therapy in the event of cardiac arrest. For these patients, the Powerheart provides yet another advantage. These patients may be attached to a Powerheart and then moved down to a less expensive monitoring unit or even a standard hospital bed. This would allow for more cost-effective use of cardiac care beds, and would provide appropriate care when the critical care unit becomes overcrowded.

         The Powerheart can be wall mounted or attached to a mobile cart. Moreover, it can be used when patients are being transported within the hospital. In addition to the RHYTHMx ECD, the Powerheart includes the following components:

         - RHYTHM ANALYSIS SYSTEM - This system assesses the patient's electrocardiogram to determine when therapy is appropriate based upon parameters set by the patient's physician. ECG signals are sensed by ECG electrodes placed on the patient's chest. The signal is amplified and filtered by an electrical analog circuit, digitized, and then analyzed by RHYTHMx ECD to determine when defibrillation therapy is appropriate.

         - DEFIBRILLATOR - The Powerheart uses electrical circuitry that provides an AAMI (Association for the Advancement of Medical Instrumentation) standard waveform for defibrillation. These waveforms are used by a majority of defibrillators on the market and have the longest proven performance record. The Powerheart can be programmed to initially deliver a low amount of electrical energy and then provide progressively greater amounts of energy, if needed, to restore the patient's heart to its normal rhythm. The maximum energy that can be delivered by the Powerheart is 360 joules, the limit recommended by the AHA.

         - DEFIBRILLATION PADS - The Powerheart uses our proprietary, self-adhesive, single use, disposable defibrillation pads. These proprietary pads are manufactured by a third party to our specifications. They must be replaced on a daily basis for sanitary, safety, and performance reasons.

         - DATA STORAGE - The device stores real-time ECG data on a real-time basis in digital form. In addition, a strip chart recorder automatically prints real-time ECG and relevant device data during significant detected events.

         - USER INTERFACE - Operating modes and patient-specific parameters for rhythm analysis are programmed via the user interface. The Powerheart has a liquid crystal display that indicates real-time patient ECG data as well as device settings.

         - DATA RETRIEVAL SOFTWARE - This software, which runs on a personal computer, is used to access data stored by the Powerheart. The data can be viewed on a monitor and printed on a standard high-resolution printer. These capabilities enable valuable post-facto analysis of the patient's rhythm and the device's operations.

         The Powerheart is capable of providing as many as nine defibrillation shocks of up to 360 joules for each life-threatening ventricular tachyarrhythmia event. The Powerheart's unique protection is available to the patient throughout the period of high risk, whether the duration is hours, days, or weeks.

         The Powerheart runs on standard AC power, but also has a backup battery that provides up to one hour of freestanding use. This battery is recharged automatically whenever the Powerheart is plugged in so that it is always ready for use. The battery provides reliable backup in case of a power outage and allows the Powerheart to go with the patient should the patient need to be moved.

         Besides the disposable defibrillation pads attached to the patient, four additional monitoring electrodes also are attached which provide up to three separate ECG signals (channels) for analysis. These additional channels provide the physician with the ability to select and change the channel of ECG to be analyzed. Once the electrodes are attached, the operator can program the Powerheart according to the physician's specification. The Powerheart automatically verifies hook-up quality. Assuming the patient is in a normal rhythm, the operator can proceed to program the device and commence automatic analysis.

         During the monitoring period, the Powerheart can communicate with the medical staff in a variety of ways. The ECG is always available for review on the Powerheart's liquid crystal display. This display provides important patient ECG information regarding heart rate and rhythm. The printer will provide hard copy documentation in standard ECG "strip chart" format. These strips are printed automatically during a cardiac event. They also may be printed whenever the operator desires. The Powerheart also stores patient data and events in its non-volatile flash memory. This data can be output to a personal computer for detailed review and/or printing. In the case of a cardiac event or any situation requiring operator attention, the Powerheart can alert the operator through an appropriate combination of visual alarms, audible alarms, and voice prompts.

         The Powerheart can be programmed to operate in three different modes: manual, advisory, and fully automatic.

         - MANUAL MODE. In this mode, the Powerheart functions as a standard manual defibrillator. The operator selects the shock energy, charges the device, and manually delivers the shock.

         - ADVISORY MODE. In this mode, the Powerheart provides the automatic analysis and will automatically prepare to shock a shockable rhythm. However, the operator must interact with the device before a defibrillation shock will be delivered to the patient, and

         - FULLY AUTOMATIC MODE. This is the primary intended mode of operation for the Powerheart. The automatic mode of the Powerheart delivers optimal benefits to the patient and healthcare provider in terms of its instant analysis and rapid response features.

         The table below compares the Powerheart to existing semi-automatic external defibrillators used in most hospitals.

CAPABILITY                             POWERHEART                                 STANDARD HOSPITAL DEFIBRILLATOR
-------------------------------------- ------------------------------------------ ------------------------------------------
Indication for use                     Patients at risk for cardiac arrest        Patient is unconscious, has no pulse
                                                                                  and is not breathing
Conditions for attachment              Normal rhythm                              Patient assumed to be in ventricular
                                                                                  tachycardia or Ventricular fibrillation
Time to first defibrillation           21 seconds (average)                       5 - 7 minutes

Unattended use                         Yes                                        No

Automatic shock                        Yes                                        No

Prophylactic Monitoring                Yes                                        No

Signal interference                    Designed to reject signal interference     Not suitable for patients that are
                                       and allow patient motion                   moving or being moved

Length of use                          Long-term                                  For emergencies only

Accuracy-- Specificity:                > 99.0%                                     > 99.0%
           Sensitivity:                > 99.0%                                       75.0%-95.0%
-------------------------------------- ------------------------------------------ ------------------------------------------

         In March 2000, we entered into an exclusive two year Technology Integration and Distribution Letter Agreement with Data Critical Corporation ("DCC") to interface DCC's wireless technology, the AlarmView-TM- system, with our fully-automatic external cardiac defibrillator devices. We plan to integrate Data Critical's AlarmView-TM- wireless alarm notification system into the Powerheart. Under the terms of the agreement, we are obligated to make certain minimum purchases of the AlarmView-TM- system and to pay $175,000 in technology and non-recurring engineering fees.

         AUTOMATIC DEFIBRILLATOR MODULE

         The Automatic Defibrillator Module currently under development is being designed for integration into third party manufactured patient monitoring systems. The module will include RHYTHMx ECD software technology, optimized biphasic defibrillator module, in addition to other necessary components. Functionally, the Automatic Defibrillator Module will extend the capabilities of patient monitoring systems beyond their current diagnostic role to allow it to deliver therapy. It is intended that the Automatic Defibrillator Module will enable a patient monitoring system to accurately and instantly detect the onset of ventricular tachyarrhythmias, discriminate between a shockable and non-shockable rhythm, and direct the high voltage defibrillator module to automatically deliver a therapeutic shock without the need for human intervention. This therapeutic shock is expected to convert a patient's heart rhythm back to normal within seconds of the onset of the event.

         In December 1999, we entered into an exclusive license and development agreement with HeartSine Technologies, Inc. to utilize HeartSine's biphasic defibrillation waveform technology in our in-hospital defibrillation products, including the Automatic Defibrillator Module. HeartSine Technologies is a privately held research and development firm with its primary operations in Northern Ireland.

         WEARABLE EXTERNAL CARDIOVERTER DEFIBRILLATOR

         Individuals experiencing cardiac arrest need immediate defibrillation wherever the event occurs. To address this need, we were seeking to design a public access defibrillator. We have revised this original concept, and we are now seeking to design and develop a small, wearable, "cell phone sized" fully automatic defibrillator to be worn by patients who are ambulatory in a "step-down" unit in a hospital and for at-home patients who are at temporary risk for a period ranging from days to weeks. We intend to design the device to include our RHYTHMx ECD technology and be small, lightweight, portable, battery-operated and very easy-to-use. Other anticipated features will include optimized low energy biphasic defibrillator, voice prompts to assist users, disposable defibrillator pads, data recording, storage and retrieval, and self-test capabilities.

MARKETING STRATEGY

         We believe that the key to adoption of our products will be a combination of market awareness and clinical experience with the products. To this end, we have established a scientific advisory board consisting of expert physicians and professors from around the world. Members of this group have developed protocols and with our sponsporship, have initiated a number of multi-center studies for the purpose of validating caregiver and patient benefits and associated cost advantages of the Powerheart as compared to other standards of care.

         We believe that the commercial success of the Powerheart will require active marketing, education and sales efforts to create market awareness of the product. We believe that decisions to purchase our products generally will be made by cardiologists, cardiovascular specialists (including those specializing in electrophysiology and arrhythmia control), internists, nursing staffs, administrators and other hospital personnel involved in product procurement and cost-benefit analysis.

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control is the world market leader in external defibrillation with an estimated 50% market share worldwide. Under the original agreement, Medtronic Physio-Control was to market the Powerheart on an exclusive basis in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries.

         North American exclusivity is conditioned upon Medtronic Physio-Control purchasing an aggregate of 14,000 Powerhearts or RHYTHMx ECD software packages for incorporation into their own defibrillator monitor products over the five-year term. Exclusivity in certain European countries is conditioned upon Medtronic Physio-Control purchasing an aggregate of 2,175 Powerhearts or RHYTHMx ECD software packages over the five-year term. The first year's minimum purchase commitment is 1,000 units for North America and 225 units for the certain European countries.

         We plan to extend our international market coverage by establishing a network of qualified international distributors managed by our employees on a country-specific basis. As of February 2000, we had signed exclusive distribution agreements for 41 international markets. These agreements call for minimum purchase commitments in order for the distributor to maintain exclusivity. We currently are negotiating with other international distributors interested in marketing the Powerheart in the remaining targeted markets.

MANUFACTURING

                  In September 1998, we entered into a development and manufacturing agreement with Zevex International, Inc., a contract medical device manufacturer to manufacture the commercial version of the Powerheart. The term of the agreement is five years with three successive options to extend the term of the agreement for a period of one additional year each. The first phase of the agreement, which involved the development and completion of prototypes of the Powerheart, was completed in October 1999. During the second phase of the agreement, the manufacturing phase, we are required to provide Zevex with a six month rolling forecast of our production needs, with a firm commitment to purchase our initial three month product forecast. The development fees we paid to Zevex have been expensed as part of the development phase of the contract. The amounts expensed were $400,135 and $459,360 for the years ending December 31, 1999 and 1998, respectively.

         The materials to be used in manufacturing the Powerheart will consist primarily of electronic, mechanical, and electromechanical components that generally are available from various vendors and suppliers. However, certain components require customization, could require considerable lead-time, and their availability can not be assured. We intend to warehouse necessary components to meet our monthly production requirements and to carry an adequate inventory of finished goods to meet expected customer demand.

         The FDA and foreign counterparts conduct periodic inspections of manufacturing facilities to ensure compliance with "Quality System Regulations," "Good Manufacturing Practices" and other regulations, such as those promulgated by the International Standards Organization. Any concerns raised by such inspections could result in regulatory action, delays, or termination of production.

COMPETITION

         To our knowledge, the Powerheart is the only external defibrillator device that provides fully automatic detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. The Powerheart may compete with a variety of semi-automatic and manual defibrillators presently in use which are marketed by Medtronic Physio-Control, Agilent (a spin off from Hewlett Packard Corporation), and Zoll Medical, Inc. The products sold by these companies require a trained medical technician to deliver defibrillation therapy. Our products also may compete with products from other companies, such as Heartstream, Inc. (a division of Agilent), SurVivaLink, Inc., and Laerdal Corporation.

         We believe our products will not compete with implantable cardioverter or "ICD" devices -- i.e., miniature cardioverter devices permanently implanted in a patient's chest. Our products may be utilized by patients waiting for implantable cardioverter device surgery or patients temporarily unable to risk such surgery.

INTELLECTUAL PROPERTY

         We believe that our patent and trademark rights are valuable. We also believe that our trade secrets, proprietary technology, and our ability to develop a market for our products may be equally valuable. On December 12, 1995, the U.S. Patent and Trademark Office issued Patent No. 5,474,574 titled "Automatic External Cardioverter Defibrillator." In general this patent relates to a cardiac monitoring and defibrillation system which may be embodied as a bedside unit or an ambulatory unit. The system includes amplification and processing circuitry, which receives and conditions inputs from a variety of sensing means such as an ECG. A noise and artifact filter discrimination procedure is employed to prevent erroneous detection of the onset of cardiac arrhythmias.

         Based on these signals, the system automatically delivers or withholds therapy according to parameters selected by the physician. A microprocessor controls therapeutic electrical stimuli, which may be delivered to a patient in accordance with a cardioverter/defibrillator step therapy method. The microprocessor may be operated or programmed by means of a control panel or external programming and monitoring unit. In one embodiment, the system includes a bi-directional communication link, which allows the microprocessor to be monitored and programmed by a physician at a remote location. Furthermore, the system provides a method for detecting cardiac arrhythmias and distinguishing between the different types of arrhythmias, which may be detected. The inventors have assigned to us their rights under the patent on a royalty-free basis.

         In December 1993, we obtained an exclusive license to make, have made, use and sell products covered by U.S. Patent No. 4,576,170, issued on March 18, 1986, and titled "Heart Monitor and Defibrillator Device." We believe that this patent relates to one or more of our products. Under this license, we are required to pay royalties based upon sales of products covered by the patent including minimum annual royalties, currently at the rate of $20,000 per year, until expiration of the patent.

         In addition we have three patents pending, and we intend to file additional patent applications relating to our proprietary technology.

         The U.S. Patent and Trademark Office has granted us registration of the "AECD," "POWERHEART" and "MDF" marks. We have filed a trademark application with the U.S. Patent and Trademark Office for the "AECD ELECTRODES" mark. Additionally, Great Britain, France, Japan and China have granted us registration of the "AECD," "AECD ELECTRODES" and "POWERHEART" marks. Applications are pending in certain other foreign countries for the registration of these marks.

         In 1992, we were assigned all of the rights and titles to, and interest in, any and all trade secret rights and technology concerning the manufacture of defibrillator devices for the treatment of ventricular tachyarrhythmias such as ventricular tachycardia, ventricular fibrillation and similar heart diseases held by Medstone International, Inc., one of our principal stockholders. The assignment excluded any such rights and technology to the extent they have been used in the past or are presently being used in the manufacture of Medstone's lithotripsy products, used for the non-invasive disintegration of kidney stones.

GOVERNMENT REGULATION

         In the United States, clinical testing, manufacturing, packaging, labeling, promotion, marketing, distribution, registration, record keeping and reporting, clearance or approval of medical devices generally are subject to regulation by the FDA. Medical devices intended for human use are classified into three categories, subject to varying degrees of regulatory control. Class III devices, which we believe cover our products, are subject to the most stringent controls.

         In October 1997, we received 510(k) clearance from the FDA to market the clinical version of the Powerheart in the United States. In August 1998, we received 510(k) clearance from the FDA to market RHYTHMx ECD and to integrate it into other stand-alone defibrillator monitors. In January 2000, we received clearance from the FDA to market the commercial version of the Powerheart in the United States. Our products will be subject to FDA review of labeling, advertising and promotional materials, as well as record keeping and reporting requirements.

         Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the products, could result in FDA regulatory or enforcement action. Further, any changes to the products or their labeling may require additional FDA submissions, review, clearance or approval.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $4,406,297, $2,209,524, and $756,936, respectively. We intend to continue to devote resources and capital to research and development so we can improve and refine our existing products and technology, develop and commercialize our products currently under development, and develop new applications for our technology.

BACKLOG

         As of December 31, 1999, we had a backlog of firm orders of approximately $1,200,000 compared to $0 as of December 31, 1998. We believe our current backlog will be filled this year.

EMPLOYEES AND CONTRACT ENGINEERS

         As of December 31, 1999, we had 43 full-time employees and seven contract engineers, of which a total of 25 employees and contract engineers supported our research and development activities. None of our employees are represented by a collective bargaining arrangement and we believe our relationship with our employees is satisfactory. We intend to add additional personnel as we implement our business strategy.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K (and ony other reports issued by us from time tome) prospectus contains certain forward-looking statements, including statements regarding:

         -        products under development;
         -        technological and competitive advantages;
         -        timetable for commercial introduction of our products;
         - our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;
         - markets, demand for our services, purchase orders and commitments;
         -        strategic alliances; and
         -        the competitive and regulatory environment.

         These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such tatements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

RISK FACTORS

         An investment in our common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition, or operating results could be materially adversely affected.

         WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, WE EXPECT TO INCUR LOSSES IN THE FUTURE, AND OUR AUDITORS HAVE EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We were formed in 1991 and have been engaged primarily in organizational activities, research and development, pre-clinical testing, human clinical trials, and capital raising activities. In February 1994, we substantially curtailed our operations due to lack of funds. In May 1994, we temporarily ceased all activities except those related to obtaining financing. We resumed operations upon the completion of a private placement financing in September 1994.

         We incurred net losses of approximately $ 7,720,000, $4,439,000 and $1,825,000 and for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, we had an accumulated deficit of $18,938,145, which has since increased. We expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities, and costs associated with the product rollout of the Powerheart. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control. As a result, we anticipate that we will continue to incur losses for the foreseeable future.

         We received a report on our consolidated financial statements from our independent accountants, PricewaterhouseCoopers LLP, for the year ended December 31, 1999, that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without, among other things, obtaining additional financing adequate to support our research and development activities, or achieving a level of revenues adequate to support our cost structure.

         OUR BUSINESS IS SUBJECT TO FACTORS OUTSIDE OUR CONTROL

         Our business may be affected by a variety of factors, many of which are outside our control. Factors that may affect our business include:

         -        the success of our product development efforts;
         -        the success of our marketing campaign;
         -        competition;
         -        our ability to attract qualified personnel;
         - the amount and timing of operating costs and capital expenditures necessary to establish our business, operations, and infrastructure;
         -        governmental regulation; and
         - general economic conditions as well as economic conditions specific to the medical industry.

         OUR PRODUCTS, SOME OF WHICH ARE STILL UNDER DEVELOPMENT, MAY NOT BE READILY ACCEPTED BY THE MARKET

         Although defibrillation techniques are well known within the medical community worldwide and are considered to be accepted and effective medical therapy, we can not assure you that the market will recognize the benefits or the potential applications of our products. Even if we are able to successfully demonstrate to physicians and potential customers the benefits, safety, efficacy, and cost-effectiveness of our products, we cannot assure you that there will be sufficient market acceptance and demand of our products to allow us to operate profitably.

         WE HAVE LIMITED MANUFACTURING EXPERIENCE

         We have limited manufacturing experience, and no experience in manufacturing products in the volumes that will be necessary for us to achieve significant commercial sales. In September 1998, we entered into a development and manufacturing agreement with Zevex International, Inc., a contract medical device manufacturer. Although Zevex is an established contract manufacturer, we cannot assure you that Zevex will be able to provide reliable, high-volume manufacturing at commercially reasonable costs. Zevex may encounter difficulties in establishing its production capabilities, including problems involving quality control and assurance, and shortages of qualified personnel. In addition, Zevex's manufacturing facilities will be subject to applicable FDA regulations, international quality standards, and other regulatory requirements. Failure by Zevex or us to maintain our respective facilities in accordance with FDA regulations, international quality standards, or other regulatory requirements may result in delays or termination of production, which could have a material adverse effect on our business, financial condition, and results of operations.

         WE MUST MAINTAIN AND ESTABLISH STRATEGIC ALLIANCES AND OTHER THIRD PARTY RELATIONSHIPS TO IMPLEMENT OUR BUSINESS STRATEGY

         Our strategy for manufacturing, marketing, and distributing our products is dependent upon forming strategic alliances and relationships with joint venture partners, contract manufacturers, or other third parties, and upon the subsequent success of these parties in performing their responsibilities. We cannot assure you that our existing arrangements or those which we may establish in the future will be successful. There would be a material adverse effect on us if

                  - any of our existing arrangements are cancelled or are unsuccessful, and we are unable to secure new alliances in their place; or
                  - we are unable to secure additional strategic alliances.

         WE MUST COMPLY WITH GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

         We are subject to significant regulations by authorities in the United States and foreign jurisdictions regarding the clearance of our products and the subsequent manufacture, marketing, and distribution of our products once approved. The design, efficacy, and safety of our products are subject to extensive and rigorous testing before receiving marketing clearance from the FDA. The FDA also regulates the registration, listing, labeling, manufacturing, packaging, marketing, promotion, distribution, record keeping and reporting for medical devices. The process of obtaining FDA clearances is lengthy and expensive, and we cannot assure you that we will be able to obtain the necessary clearances for marketing our products on a timely basis, if at all. Failure to receive or delays in receipt of regulatory clearances would limit our ability to commercialize our products, which would have a material adverse effect on our business, financial condition, and results of operations. Even if such clearances are granted by the FDA, our products will be subject to continual review. Later discovery of previously undetected problems or failure to comply with regulatory standards may result in restriction of the product's labeling, a costly and time-consuming product recall, withdrawal of clearance, or other regulatory or enforcement action. Moreover, future governmental statutes, regulations, or policies, or changes in existing statutes, regulations, or policies, may have an adverse effect on the development, production, or distribution of our products.

         Any regulatory clearance, if granted, may include significant limitations on the uses for which our products may be marketed. FDA enforcement policy strictly prohibits the marketing of cleared medical devices for unapproved uses. In addition, the manufacturing processes used to produce our products will be required to comply with the Good Manufacturing Practices or "GMP" regulations of the FDA. These regulations cover design, testing, production, control, documentation, and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. Our facilities and manufacturing processes and those of certain of our third party contract manufacturers and suppliers will be subject to periodic inspection by the FDA and other agencies. Failure to comply with applicable regulatory requirements could result in, among other things,

                  -        warning letters,
                  -        fines,
                  -        injunctions,
                  -        civil penalties,
                  -        recalls or seizures of products,
                  - total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices,
                  -        withdrawal of clearances, and
                  -        criminal prosecution.

         To market our products in certain foreign jurisdictions, we (or our distributors and agents) must obtain required regulatory clearances and approvals and otherwise comply with extensive regulations regarding safety and quality. Compliance with these regulations and the time required for regulatory reviews vary from country to country. We cannot assure you that we will obtain regulatory clearances and approvals in foreign countries, and we may be required to incur significant costs in applying for, obtaining, or maintaining foreign regulatory clearances and approvals.

         WE FACE INTENSE COMPETITION

         The domestic and international markets for external defibrillators are highly competitive. Our products will compete with a variety of existing external defibrillators that are presently in widespread use, including devices which are designed to automatically perform the diagnosis of the patient but with which therapy is manually initiated by a trained medical technician. The external defibrillation market is dominated by

                  - Medtronic Physio-Control, a wholly-owned subsidiary of Medtronic, Inc.;
                  - Agilent (a spin-off from Hewlett Packard Corporation) and its subsidiary, HeartStream, Inc.; and
                  -        Zoll Medical, Inc.

         Other competitors in this market segment include Marquette Electronics, Inc., SurVivaLink Corporation, and Laerdal Corporation. Many of the manufacturers of competing external devices

                  -        are well established in the medical device field,
                  - have substantially greater experience than us in research and development, obtaining regulatory clearances, manufacturing, and sales and marketing, and
                  - have significantly greater financial, research, manufacturing, and marketing resources than us.

         Other companies can develop invasive or non-invasive products capable of delivering comparable or greater therapeutic benefits than our products or which offer greater safety or cost effectiveness than our products. Furthermore, future technologies or therapies developed by others may render our products obsolete or uneconomical, and we may not be successful in marketing our products against such competitors.

         IF WE SELL OUR PRODUCTS INTERNATIONALLY, WE WILL BE EXPOSED TO NUMEROUS RISK ASSOCIATES WITH INTERNATIONAL OPERATIONS.

         We intend to market our products in international markets. International operations entail various risks, including

                  -        political instability;
                  -        economic instability and recessions;
                  -        exposure to currency fluctuations;
                  - difficulties of administering foreign operations generally;
                  -        reduced protection for intellectual property rights;
                  -        potentially adverse tax consequences; and
                  - obligations to comply with a wide variety of foreign laws and other regulatory requirements.

         WE HAVE LIMITED MARKETING AND SALES CAPABILITIES

         We have limited sales and marketing resources. Although our executive management team has extensive marketing and sales experience in the cardiology field, we cannot assure you that our marketing and sales efforts will be successful. We intend to market our products in the United States and certain foreign countries via a strategic distribution alliance with Medtronic Physio-Control, Inc. We intend to market our products in other foreign countries through a network of international distributors, of which 30 distributors have already entered into exclusive, country-specific agreements. We cannot assure you that we will be able to consummate additional strategic distribution partnerships with other companies for our products, or that distributors will devote adequate time or resources to selling our products.

         OUR BUSINESS IS DEPENDENT UPON OUR EXECUTIVE OFFICERS, AND OUR ABILITY TO ATTRACT AND RETAIN OTHER KEY PERSONNEL

         Our success is dependent in large part on the continued employment and performance of our President and Chief Executive Officer, Raymond W. Cohen, as well as other key management and operating personnel. The loss of any of these persons could have a material adverse effect on the business. We do not have key person life insurance on any of our employees.

         Our future success also will depend upon our ability to retain existing key personnel, and to hire and to retain additional qualified technical, engineering, scientific, managerial, marketing, and sales personnel. The failure to recruit such personnel, the loss of such existing personnel, or failure to otherwise obtain such expertise would have a material adverse effect on our business and financial condition.

         WE MAY FACE PRODUCT LIABILITY CLAIMS

         The testing, manufacturing, marketing and sale of medical devices subjects us to the risk of liability claims or product recalls. For example, it is possible that our products will fail to deliver an energy charge when needed by the patient, or that they will deliver an energy charge when it is not needed. As a result, we may be subject to liability claims or product recalls for products to be distributed in the future or products that have already been distributed. Although we maintain product liability insurance in the countries in which we intend to conduct business, we cannot assure you that such coverage is adequate or will continue to be available at affordable rates. Product liability insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful product liability claim could inhibit or prevent commercialization of our products, impose a significant financial burden on us, or both, and could have a material adverse effect on our business and financial condition.

         OUR TECHNOLOGY MAY BECOME OBSOLETE

         The medical equipment and health care industries are characterized by extensive research and rapid technological change. The development by others of new or improved products, processes, or technologies may make our products obsolete or less competitive. Accordingly, we plan to devote continued resources, to the extent available, to further develop and enhance our existing products and to develop new products. We cannot assure you that these efforts will be successful.

         WE DEPEND ON PATENTS AND PROPRIETARY RIGHTS

         Our success will depend, in part, on our ability to obtain and maintain patent rights to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We cannot assure you that

                  -        any additional patents will be issued to us,
                  - the scope of any existing or future patents will exclude competitors or provide us with competitive advantages,
                  - any of our patents will be held valid and enforceable if challenged, or
                  - others will not claim rights in or ownership to the patents and other proprietary rights held by us.

Furthermore, others may have developed or could develop similar products or patent rights, may duplicate our products, or design around our current or future patents. In addition, others may hold or receive patents, which contain claims having a scope that covers products developed by us. We also rely upon trade secrets to protect our proprietary technology. Others may independently develop or otherwise acquire substantially equivalent know-how, or gain access to and disclose our proprietary technology. We cannot assure you that we can ultimately protect meaningful rights to our proprietary technology.

         WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Such litigation, if it occurs, could result in substantial expense to us and diversion of our efforts, but may be necessary to

                  -        enforce our patents,

                  -        protect our trade secrets and know-how,
                  - defend us against claimed infringement of the rights of others, or
                  - determine the enforceability, scope, and validity of the proprietary rights of others.

         An adverse determination in any such litigation could subject us to significant liability to third parties or require us to seek licenses from third parties. Although patent and intellectual property disputes in the medical device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Moreover, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. If such licenses cannot be obtained on acceptable terms, we could be prevented from marketing our products. Accordingly, an adverse determination in such litigation could have a material adverse effect on our business and financial condition.

         THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK

         Our common stock is quoted on the OTC Bulletin Board with relatively limited trading activity to date. Although we have applied to have the common stock approved for quotation on the Nasdaq Small Cap Market, we cannot assure you that the application will be approved. Moreover, we cannot assure you that an active trading market will develop for our common stock, or that if one develops, it will be sustained.

         OUR STOCK PRICE MAY BE VOLATILE

         The market prices of many publicly traded companies, including emerging companies in the health care industry, have been and can be expected to be highly volatile. The future market price of our common stock could be significantly impacted by

                  -        future sales of our common stock,
                  - announcements of technological innovations for new commercial products by our present or potential competitors,
                  -        developments concerning proprietary rights,
                  -        adverse results in our field or with clinical tests,
                  -        adverse litigation,
                  -        unfavorable legislation or regulatory decisions,
                  -        public concerns regarding our products,
                  -        variations in quarterly operating results,
                  -        general trends in the health care industry, and
                  -        other factors outside of our control.

         WE DO NOT ANTICIPATE PAYING DIVIDENDS

         To date, we have not declared or paid dividends on our common stock. We presently intend to retain earnings, if any, to finance our operations and do not expect to pay cash dividends on our common stock in the foreseeable future. The payment of dividends will depend, among other things, upon our earnings, assets, general financial condition, and upon other relevant factors.

         OUR RIGHT TO ISSUE PREFERRED STOCK COULD ADVERSELY AFFECT COMMON STOCKHOLDERS

         Our certificate of incorporation authorizes the issuance of preferred stock with such designations, rights, and preferences as may be determined from time to time by our Board of Directors, without any further vote or action by our stockholders. Therefore, our Board of Directors is empowered, without stockholder approval, to issue a class of stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of our common stock.

         ANTI-TAKEOVER PROVISIONS MAY DISCOURAGE TAKEOVER ATTEMPTS

         Provisions of the Delaware General Corporation Law and our charter may discourage potential acquisition proposals or delay or prevent a change of control.

         FUTURE ISSUANCES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE

         We have reserved a total of 1,305,000 shares of our common stock for issuance upon the exercise of options that may be granted under our Amended 1997 Stock Option/Stock Issuance Plan, and a total of 1,460,591 shares of our common stock for issuance upon the exercise of outstanding warrants to purchase common stock. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders, and may have a material adverse effect on the market price of our common stock. In addition, the issuance of options pursuant to our Stock Option Plan may adversely affect our ability to consummate future equity financings.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We entered into a five-year lease for a 19,000 square foot building with approximately 10,000 square feet of warehouse space beginning in September 1999. The new location is located in Irvine, California. We moved into this facility in December 1999. The annual rental for the new facility is $183,000.

ITEM 3.  LEGAL PROCEEDINGS.

         We currently are not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is traded on the OTC Bulletin Board under the symbol "DFIB". The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                                                High                Low
                                                                                ----                ---
             4th Quarter 1999, ended 12/31/99                                  $5.13               $3.81

             3rd Quarter 1999, ended 9/30/99                                   $5.31               $3.81

             2nd Quarter 1999, ended 6/30/99                                   $4.00               $2.13

             1st Quarter 1999, ended 3/31/99                                   $2.50               $1.63

             4th Quarter 1998, ended 12/31/98                                  $2.50               $1.63

             3rd Quarter 1998, ended 9/30/98                                   $2.38               $1.63

             2nd Quarter 1998, ended 6/30/98                                   $2.38               $1.75

             1st Quarter 1998, ended 3/31/98                                   $2.38               $1.13

HOLDERS

         As of March 27, 2000, there were approximately 700 holders of record of our common stock.

DIVIDENDS

         We have never paid any cash dividends on the Common Stock. We presently intend to retain earnings, if any, to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, our earnings, assets and general financial condition.

PRIVATE PLACEMENTS

         During the quarter ending December 31, 1999, we sold

         - 625,000 shares of common stock and three-year warrants to purchase 93,750 shares of common stock at $5.00 per share, for an aggregate purchase price of $2,500,000 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. We are obligated to pay a finder a fee equal to 7.5 percent of the gross proceeds of the sale, payable in cash or common stock accrued at December 31, 1999. The finder will also receive three-year warrants to purchase 62,500 shares of common stock at $5.00 per share.

         - an aggregate of 50,000 shares of common stock through the exercise of warrants for an aggregate purchase price of $125,000. These shares were sold to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

         - an aggregate of 124,020 shares of common stock to finders in consideration for $401,880 of services rendered. The shares were issued pursuant to Regulation S promulgated under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information is derived from our consolidated financial statements. You should read this summary financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

         STATEMENT OF OPERATIONS DATA:
           (in thousands, except per share data)

                                                        For the Year Ended December 31,

                                              1995        1996        1997        1998        1999
                                           ----------  ----------  ----------  ----------  ----------
    Sales                                        ---         ---         ---         ---    $    103
                                           ----------  ----------  ----------  ----------  ----------
    Gross Profit                                 ---        ---       ---            ---           5
                                           ----------  ----------  ----------  ----------  ----------
    Operating expenses                      $  1,020    $   827     $  1,776    $  3,722       7,629
                                           ==========  ==========  ==========  ==========  ==========
    Loss from continuing operations             (940)      (792)      (1,781)     (3,788)     (7,720)
    Loss from discontinued operations            ---        ---          (44)       (651)        ---
                                           ----------  ----------  ----------  ----------  ----------
    Net loss                                $   (940)   $   (792)   $ (1,825)   $ (4,439)   $ (7,720)
                                           ==========  ==========  ==========  ==========  ==========
    Basic and diluted (loss) per share:
       Continuing operations                $  (0.28)   $  (0.23)   $  (0.46)   $  (0.69)   $  (0.85)
       Discontinued operations                   ---         ---       (0.01)      (0.12)        ---
                                           ----------  ----------  ----------  ----------  ----------
    Net loss per share                      $  (0.28)   $  (0.23)   $  (0.47)   $  (0.81)   $  (0.85)
                                           ==========  ==========  ==========  ==========  ==========
    Weighted average shares used
    in computing loss per share                3,327       3,395       3,876       5,460       9,113
                                           ==========  ==========  ==========  ==========  ==========

         SELECTED BALANCE SHEET DATA:
           (in thousands)

                                                     December 31,

                                     1995      1996      1997      1998      1999
                                   --------- --------- --------- --------- ---------
    Cash and cash equivalents       $ 1,178    $  413   $  561   $ 1,248   $  5,902
    Working capital (deficit)           969       241      (.3)     (550)     4,384
    Total assets                      1,230       453    1,784     1,556      7,044
    Long term debt, net of
    current portion                     102       ---      ---        16        104
    Total stockholders' equity
    (deficit)                           909       269      697      (288)     4,822

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

         Cardiac arrest is the single largest cause of death in the United States and Europe. Our mission is to increase the survival rate of cardiac arrest victims and create a new standard of care through the development and commercialization of our proprietary technology.

         We have developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD-TM- -- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD technology enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to

         -        continuously monitor their heart rhythms
         - accurately and instantly detect life-threatening ventricular tachyarrhythmias, and
         - when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

         We commenced operations in May 1991. Our operations consisted primarily of research and development activities and clinical FDA testing until our acquisition of Diagnostic Monitoring in April 1997. Diagnostic Monitoring manufactured PC-based Holter Electrocardiogram systems and Ambulatory Holter recorders and distributed these products in over 40 countries. We sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see note 6 of the consolidated financial statements).

         We have three products, two of which are still under development, that utilize our proprietary technology. Our initial product, the Powerheart-Registered Trademark-, is a fully automatic external bedside defibrillator-monitor designed for bedside in-hospital use. The Powerheart attaches prophylactically to "at-risk" cardiac patients for the purpose of providing fully automatic detection and treatment of life-threatening heart rhythms (ventricular tachyarrhythmias) that lead to cardiac arrest.

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with the world leader in external defibrillation, Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control will market the Powerheart in the U.S., Canada and selected European countries, and also has been licensed to integrate RHYTHMx ECD into Medtronic's LIFEPAK-Registered Trademark- line of in-hospital external defibrillators. We have signed distribution agreements to date covering 30 other international markets giving us representation in 41 countries.

         We received 510(k) clearance from the U.S. Food and Drug Administration for the clinical version of the Powerheart in October 1997. We received European regulatory clearance for Powerheart in late 1999 and we made our first commercial shipment on December 31, 1999. We subsequently received 510(k) clearance from the FDA for the commercial version of the Powerheart in January 2000. Shipments of Powerhearts to Medtronic Physio-Control, as well as our international distributors, began in the first quarter of 2000.

         The second product, currently under development, is a fully automatic defibrillator module that is designed for integration into third party manufactured bedside patient monitoring systems. Functionally, this module is designed to extend patient monitoring systems beyond diagnostics to provide patients who suffer life-threatening tachyarrhythmias with the added protection of automatic therapy delivery without the aid of hospital staff. The third product, also under development, is a small, wearable, "cell phone sized" fully automatic defibrillator that is designed to be worn by patients who are ambulatory in either a hospital or home environment.

         We have been issued one patent and we have one additional patent under exclusive license. In addition we have three patents pending and we intend to file additional patents relating to our proprietary technology.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Sales were $102,900 for the year ended December 31, 1999 as compared to no sales for the year ended December 31, 1998. We began shipments of the Powerheart with sales of 20 units to Medtronic Physio-Control in December 1999.

         Cost of sales were $98,001 for the year ended December 31, 1999 as compared to no cost of sales for the year ended December 31, 1998. This amount was attributable to the sale of Powerhearts only and did not include the sale of accessories or disposable electrodes. We anticipate that our costs of sales as a percentage of sales will decrease in the future due to improvements in manufacturing and material procurement processes and changes in the blend of product sales to include accessories and disposable electrodes.

         Expenses for research and development increased to $4,406,207 for the year ended December 31, 1999 compared to $2,209,524 for the year ended December 31, 1998. This increase was due to engineering and pre-production costs associated with the commercialization of the Powerheart. Included in these costs were increases in personnel costs and related fringes, payments to independent engineering contractors and Zevex, Inc., our contract manufacturer and the infrastructure necessary to support sustaining engineering for the Powerheart and development of new products. Also included were initial costs associated with the development of a fully automatic defibrillator module (see Note 14 to the consolidated financial statements).

         Sales and marketing expenses increased to $1,370,049 for the year ended December 31, 1999, compared to $341,476 for the year ended December 31, 1998. The increase was a result of pre-marketing expenses for the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

         General and administrative expenses increased to $1,852,672 for the year ended December 31, 1999, compared to $1,170,551 for the year ended December 31, 1998. The increase was due to increases in personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

         Net interest income was $20,870 for the year ended December 31, 1999 as compared to net interest expense of ($65,353) for the year ended December 31, 1998. The increase in net interest income resulted from the investment of proceeds from private placements throughout 1999 and the reduction of the bank line of credit and debt discount in connection with the issuance of warrants recorded in 1998.

         For the year ended December 31, 1999, we incurred a net loss from continuing operations of $7,719,759, as compared to $3,787,704 for the year ended December 31, 1998. The increased loss for the year ended December 31, 1999 primarily was attributable to the increases in operating expenses, which included expenses incurred in the process of commercializing the Powerheart and expenses incurred for the market release of the Powerheart in December 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Expenses for research and development increased to $2,209,524 for the year ended December 31, 1998 compared to $756,936 for the year ended December 31, 1997. This increase was due to engineering and pre-production costs associated with the commercialization of the Powerheart. Included in these costs were increases in personnel costs and related fringes, and payments to independent engineering contractors and Zevex, Inc., our contract manufacturer.

         Marketing expenses increased to $341,476 for the year ended December 31, 1998, compared to $251,777 for the year ended December 31, 1997. The increase was a result of pre-marketing expenses related to the Powerheart and the addition of personnel and related fringes.

         General and administrative expenses increased to $1,170,551 for the year ended December 31, 1998, compared to $766,991 for the year ended December 31, 1997. The increase was a result of expenditures incurred to support the infrastructure necessary to commercialize the Powerheart and begin initial preparations for market release. Such expenses included personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

         Interest expense increased to $65,353 for the year ended December 31, 1998 as compared to $10,133 for the year ended December 31, 1997. The increase was associated with the debt incurred as a result of the acquisition of Diagnostic Monitoring, borrowings on the bank line of credit in 1998 and the debt discount in connection with the issuance of warrants.

         Interest income was approximately the same at $6,470 for the year ended December 31, 1998 as compared to $5,886 for the year ended December 31, 1997.

         For the year ended December 31, 1998, we incurred a net loss from continuing operations of $3,787,704, as compared to $1,780,751 for the year ended December 31, 1997. The increased loss for the year ended December 31, 1998 primarily was attributable to the increases in operating expenses, which included expenses incurred in the process of commercializing the Powerheart.

         On December 31, 1998 we sold substantially all of the assets of Diagnostic Monitoring ("DM"). We have restated our prior financial statements to present the operating results of DM as a discontinued operation (see note 6 of the consolidated financial statements). For the year ended December 31, 1998, we incurred a net loss from discontinued operations of $101,412 as compared to $43,847 for the year ended December 31, 1997. We also recognized a loss on the sale of DM's assets of $549,618. This non-cash loss primarily was attributable to the write off of goodwill associated with the original purchase of DM.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had cash and cash equivalents of $5,901,934 and working capital of $4,384,452 as compared to cash and cash equivalents of $1,247,602 and negative working capital of $549,898 at December 31, 1998. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $21 million. We have incurred losses of $18,938,145 since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities, and costs associated with the product rollout of the Powerheart. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control.

         In 1999, we raised approximately $13 million in a series of private equity placements and through the exercise of outstanding warrants. In connection with these equity placements we paid certain fees and expenses. Additional capital will be needed to fulfill our marketing, research and product development goals. Successful completion of our development program for our products and transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the required cost structure.

         We anticipate that the current cash balances will be sufficient to meet our cash requirements into June 2000. Additional capital will be necessary to ensure our viability. In this respect, we are considering a number of alternatives, including additional equity financings and corporate partnerships. We cannot assure you that any such transactions will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders. We also cannot assure you that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

INCOME TAXES

         We have approximately $17,650,000 of federal net operating loss carryforwards and $5,450,000 of California net operating loss carryforwards at December 31, 1999 which will begin to expire in 2006 and 2000; respectively. We have research and experimentation credit carryforwards for federal and state purposes of approximately $190,000 and $135,000, respectively, which begin to expire in 2010. The utilization of net operating losses and tax credit carryforwards may be limited under the provision of Internal Revenue Code
Section 382 and similar state provisions. We had deferred tax assets of approximately $7,372,000 at December 31, 1999. We have established a valuation allowance to fully offset the deferred tax assets.

YEAR 2000 ISSUE

         Many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. It is possible that, even after January 1, 2000, this problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions or engage in normal business activities. Based on a recent assessment, we believe that the software we use will not be impacted by the Year 2000 issue. We believe that our existing information systems equipment, primarily composed of personal computers, are Year 2000 compliant. In addition, we believe the Powerheart and RHYTHMx ECD are Year 2000 compliant. We have received confirmation from our major vendors that they are Year 2000 compliant. Costs spent to date on the Year 2000 issue are minimal and we do not expect to incur additional costs which would be considered material. If we determine that a particular vendor will be impacted by this problem, we may attempt to identify additional or replacement vendors, which could delay accessibility of the products or services provided by such vendors. A delay or failure to identify an additional or replacement vendor could have a material adverse effect on our business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         For an index to the financial statements and supplementary data, see
Item 14(a).

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Cardiac Science, Inc.
Irvine, California

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Cardiac Science, Inc. (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PricewaterhouseCoopers LLP

Costa Mesa, California
February 25, 2000

                             CARDIAC SCIENCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,             DECEMBER 31,
                                                                                       1999                     1998
                                                                                 -------------------      -----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                          $  5,901,934           $  1,247,602
    Accounts receivable                                                                     102,900                    ---
    Inventory                                                                               438,592                    ---
    Prepaid expenses                                                                         59,646                 30,129
                                                                                   -----------------      -----------------
      Total current assets                                                                6,503,072              1,277,731

Equipment, net of accumulated depreciation of $176,341 and $97,979 in 1999                  391,085                117,710
    and 1998, respectively
Investment in unconsolidated affiliate                                                          ---                115,000
Other assets                                                                                150,178                 45,266
                                                                                   -----------------      -----------------
                                                                                       $  7,044,335           $  1,555,707
                                                                                   =================      =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                                              $  2,092,903           $  1,599,216
    Current portion of capital lease obligation                                              25,717                  3,413
    Notes payable                                                                               ---                225,000
                                                                                   ----------------       -----------------
      Total current liabilities                                                           2,118,620              1,827,629
                                                                                   -----------------      -----------------

Long term portion of capital lease obligation                                               103,507                 16,001
                                                                                   -----------------      -----------------

Commitments and contingencies

Stockholders'equity (deficit):
    Preferred stock - $.001 par value; 1,000,000 shares authorized,
      none issued or outstanding                                                                ---                    ---
    Common stock - $.001 par value; 20,000,000 shares authorized, 12,031,252
      and 7,014,738 shares, respectively, issued and outstanding                             12,031                  7,015
    Common stock subscribed                                                                     ---                100,000
    Additional paid-in capital                                                           23,748,322             10,823,448
    Accumulated deficit                                                                 (18,938,145)           (11,218,386)
                                                                                   -----------------      -----------------
 Total stockholders' equity (deficit)                                                     4,822,208               (287,923)
                                                                                   -----------------      -----------------
                                                                                       $  7,044,335           $  1,555,707
                                                                                   =================      =================

        The accompanying notes are an integral part of these consolidated financial statements

                             CARDIAC SCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEARS ENDED DECEMBER 31,

                                                            1999                  1998                1997
                                                     -------------------    -----------------    ----------------
Sales                                                       $   102,900           $      ---           $      ---
Cost of goods sold                                              (98,001)                 ---                  ---
                                                       -----------------    -----------------    -----------------
Gross profit                                                      4,899                  ---                  ---

Operating expenses:
    Research and development                                  4,406,207            2,209,524              756,936
    Marketing                                                 1,370,049              341,476              251,777
    General and administrative                                1,852,672            1,170,551              766,991
                                                       -----------------    -----------------    -----------------
Loss from continuing operations                              (7,624,029)          (3,721,551)          (1,775,704)
Interest income (expense), net                                   20,870              (65,353)              (4,247)
Loss in unconsolidated affiliate                               (115,000)                 ---                  ---
                                                       -----------------    -----------------    -----------------
Loss from continuing operations before provision
    for income taxes                                         (7,718,159)          (3,786,904)          (1,779,951)
Provision for income taxes                                        1,600                  800                  800
                                                       -----------------    -----------------    -----------------
Loss from continuing operations                              (7,719,759)                               (1,780,751)
                                                                                 (3,787,704)
                                                       -----------------    -----------------    -----------------
Discontinued operations:
    Loss from discontinued operations, net
        of income taxes                                             ---             (101,412)             (43,847)
    Loss on sale of assets                                          ---             (549,618)                 ---
                                                       -----------------    -----------------    -----------------
Loss from discontinued operations                                   ---             (651,030)             (43,847)
                                                       -----------------    -----------------    -----------------
Net loss                                                   $ (7,719,759)       $ (4,438,734)         $ (1,824,598)
                                                       =================    =================    =================
Basic and diluted loss per share:
    Continuing operations                                    $    (0.85)          $    (0.69)          $    (0.46)
    Discontinued operations                                         ---                (0.12)               (0.01)
                                                       -----------------    -----------------    -----------------
Net loss per share                                           $    (0.85)          $    (0.81)          $    (0.47)
                                                       =================    =================    =================
Weighted average number of shares used in the
    computation of net loss per share                         9,112,564            5,459,793            3,875,656
                                                       =================    =================    =================

        The accompanying notes are an integral part of these consolidated financial statements.

                             CARDIAC SCIENCE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                 Common Stock        Preferred Stock
                                             --------------------  -------------------
                                               Number     Amount    Number     Amount
                                                 of                   of
                                               Shares               Shares
                                             ---------- ---------  --------  ---------
Balance at December 31, 1996                  3,265,780  $  3,266       ---  $     ---
Issuance of preferred stock for the
  acquisition of Diagnostic Monitoring                                  500    600,000
Issuance of common stock for
  subscribed amount                             158,958       159
Conversion of preferred stock into
  common stock                                  500,000       500      (500)  (600,000)
Issuance of common stock for cash
  at $2.00 per share                          1,000,000     1,000
Issuance costs (including 50,000 shares
  of common stock at $2.00 per share)            50,000        50
Net loss
                                             ---------- ---------  --------  ---------
Balance at December 31, 1997                  4,974,738     4,975       ---        ---
Issuance of common stock for cash
  at $2.00 per share (net of cost
  of issuances of $829,896)                   1,800,000     1,800
Issuance of common stock warrants
Common stock warrants exercised at
  $0.01 per share                               175,000       175
Common stock subscribed at $2.00 per
  share in cash
Issuance of common stock  for license
  fees and services at $2.00 per share           55,000        55
Issuance of common stock for compensation
  at $2.00 per share                             10,000        10
Compensation related to fair value of
  options granted to non-employees
Net loss
                                             ---------- ---------  --------  ---------
Balance at December 31, 1998                  7,014,738     7,015       ---        ---
Issuance of common stock for
  common stock subscribed                        50,000        50
Issuance of common stock for cash at
  $2.00 per share (net of cost of
  issuances of $712,307)                      1,850,000     1,850
Issuance of common stock warrants
Issuance of common stock for finder's
  fees at $2.00 per share                       138,900       139
Issuance of common stock for cash at
  $4.00 per share (net of cost of
  issuances of $1,082,356)                    1,757,500     1,757
Issuance of common stock warrants
Issuance of common stock for finder's fees
  at $4.00 per share                             61,220        61
Common stock warrants exercised at
  $0.01 per share                                30,625        30
Common stock warrants exercised at an
  average of $2.45 per share (net of
  issuance costs of $261,914)                   907,500       908
Issuance of common stock for finder's fees
  at $2.50 per share                             62,800        63
Issuance of common stock for license fees
  and services at an average of $2.67
  per share                                     157,969       158
Compensation related to fair value of
  options granted to non-employees
Net loss
                                             ---------- ---------  --------  ---------
Balances, December 31, 1999                  12,031,252 $  12,031       ---  $     ---
                                             ========== =========  ========  =========

                                                 Common Stock
                                                  Subscribed
                                             --------------------
                                              Number      Amount     Additional    Accumulated
                                                of                    Paid-In        Deficit       Total
                                              Shares                  Capital
                                             ---------  ----------  ------------  ------------  -----------
Balance at December 31, 1996                   158,958  $  268,000   $ 4,952,981   $(4,955,055)   $ 269,192
Issuance of preferred stock for the
  acquisition of Diagnostic Monitoring                                                              600,000
Issuance of common stock for
  subscribed amount                           (158,958)   (268,000)      267,841                        ---
Conversion of preferred stock into
  common stock                                                           599,500                        ---
Issuance of common stock for cash
  at $2.00 per share                                                   1,999,000                  2,000,000
Issuance costs (including 50,000 shares
  of common stock at $2.00 per share)                                   (347,215)                  (347,165)
Net loss                                                                            (1,824,598)  (1,824,598)
                                             ---------  ----------  ------------  ------------  -----------
Balance at December 31, 1997                       ---         ---     7,472,107    (6,779,653)     697,429
Issuance of common stock for cash
  at $2.00 per share (net of cost
  of issuances of $829,896)                                            2,768,303                  2,770,104
Issuance of common stock warrants                                        433,416                    433,416
Common stock warrants exercised at
  $0.01 per share                                                          1,825                      2,000
Common stock subscribed at $2.00 per
  share in cash                                 50,000     100,000                                  100,000
Issuance of common stock  for license
  fees and services at $2.00 per share                                   109,945                    110,000
Issuance of common stock for compensation
  at $2.00 per share                                                      19,990                     20,000
Compensation related to fair value of
  options granted to non-employees                                        17,862                     17,862
Net loss                                                                            (4,438,734)  (4,438,734)
                                             ---------  ----------  ------------  ------------  -----------
Balance at December 31, 1998                    50,000     100,000    10,823,448   (11,218,386)    (287,923)
Issuance of common stock for
  common stock subscribed                      (50,000)   (100,000)       99,950                        ---
Issuance of common stock for cash at
  $2.00 per share (net of cost of
  issuances of $712,307)                                               2,985,843                  2,987,693
Issuance of common stock warrants                                        256,136                    256,136
Issuance of common stock for finder's
  fees at $2.00 per share                                                277,661                    277,800
Issuance of common stock for cash at
  $4.00 per share (net of cost of
  issuances of $1,082,356)                                             5,945,887                  5,947,644
Issuance of common stock warrants                                        405,994                    405,994
Issuance of common stock for finder's fees
  at $4.00 per share                                                     244,819                    244,880
Common stock warrants exercised at
  $0.01 per share                                                            320                        350
Common stock warrants exercised at an
  average of $2.45 per share (net of
  issuance costs of $261,914)                                          1,963,428                  1,964,336
Issuance of common stock for finder's fees
  at $2.50 per share                                                     156,937                    157,000
Issuance of common stock for license fees
  and services at an average of $2.67
  per share                                                              421,331                    421,489
Compensation related to fair value of
  options granted to non-employees                                       166,568                    166,568
Net loss                                                                            (7,719,759)  (7,719,759)
                                             ---------  ----------  ------------  ------------  -----------
Balances, December 31, 1999                        ---  $      ---  $ 23,748,322  $(18,938,145) $ 4,822,208
                                             =========  ==========  ============  ============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARDIAC SCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ending December 31,
                                                                               1999                1998               1997
                                                                         -----------------  ------------------- -----------------
Cash flows from operating activities:
Net loss                                                                     $ (7,719,759)       $  (4,438,734)     $ (1,824,598)
Adjustments to reconcile net loss to net
  cash used in operating activities from continuing operations:
    Loss from discontinued operations                                                 ---              101,412            43,847
    Loss on sale of assets                                                            ---              549,618               ---
    Loss in unconsolidated affiliate                                              115,000                  ---               ---
    Depreciation and amortization                                                  78,362               35,114            20,762
    Amortization of debt discount                                                     ---               44,785               ---
    Fair value of options granted to
      non-employees                                                               166,568               17,862               ---
    Expenses paid with common stock                                               421,681              130,000               ---
    Changes in operating assets and liabilities,exclusive of Diagnostic
      Monitoring:
    Accounts receivable                                                          (102,900)                 ---               ---
    Inventory                                                                    (438,592)                 ---               ---
    Prepaid expenses                                                              (29,516)                 ---           (88,374)
    Other assets                                                                 (104,912)                 ---               ---
    Accounts payable and accrued expenses                                         464,617              137,505           536,180
                                                                         -----------------  ------------------- -----------------
Net cash used in operating activities from continuing operations               (7,149,451)          (3,422,438)       (1,312,183)
                                                                         -----------------  ------------------- -----------------
Net cash provided by (used) in discontinued operations                                ---              530,438          (239,489)
                                                                         -----------------  ------------------- -----------------
Cash flows from investing activities:
    Purchase of equipment                                                        (241,917)             (53,218)          (64,700)
    Decrease in other assets                                                          ---                4,012               ---
    Cash acquired in Diagnostic Monitoring acquisition                                ---                  ---            43,223
                                                                         -----------------  ------------------- -----------------
Net cash used in investing activities                                            (241,917)             (49,206)          (21,477)
                                                                         -----------------  ------------------- -----------------
Cash flows from financing activities:
    Proceeds (payment) on bank line of credit                                    (125,000)             125,000           (18,903)
    Payments of note payable to stockholder                                           ---              (70,233)          (12,743)
    Proceeds (payment) of note payable                                           (100,000)             100,000               ---
    Proceeds from sale of common stock                                         10,730,000            3,600,000         2,000,000
    Proceeds from common stock subscribed                                             ---              100,000               ---
    Proceeds from exercise of common stock warrants                             2,226,600                2,000               ---
    Costs of equity issuances                                                    (685,900)            (229,310)         (247,165)
                                                                         -----------------  ------------------- -----------------
Net cash provided by financing activities                                      12,045,700            3,627,457         1,721,189
                                                                         -----------------  ------------------- -----------------

Net increase in cash and cash equivalents                                       4,654,332              686,251           148,040

Cash and cash equivalents at beginning of year                                  1,247,602              561,351           413,311
                                                                         -----------------  ------------------- -----------------
Cash and cash equivalents at end of year                                     $  5,901,934        $   1,247,602      $    561,351
                                                                         -----------------  ------------------- -----------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARDIAC SCIENCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company has developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD-TM- -- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD technology enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to continuously monitor their heart rhythms, accurately and instantly detect life-threatening ventricular tachyarrhythmias and, when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

         On April 11, 1997, the Company acquired Innovative Physician Services, Inc. (d.b.a. Diagnostic Monitoring) ("DM") for 500 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note in the principal amount of $100,000 that was repaid during 1998. On September 8, 1997, the Company effectuated a one-for-11.42857413 reverse stock split and the shares of Preferred Stock automatically converted into 500,000 shares of common stock. All share and per share amounts have been adjusted to give retroactive effect to the reverse split for all periods presented. The Company sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see notes 4 and 6).

2.       CONTINUED EXISTENCE

         Additional capital is needed to fulfill the Company's marketing, research and product development goals. Through December 31, 1999, the Company incurred losses of approximately $18.9 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements into June 2000. Further capital additions will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintained approximately $5.8 million of its cash in a money market fund with one major financial institution at December 31, 1999.

         INVENTORY

         Inventory, which consists of finished products and subassemblies, is stated at the lower of cost (first-in, first-out) or market value. Inventory at December 31, 1999 was comprised of finished goods.

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

         Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding and subscribed. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive (see Notes 11 and 12).

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         REVENUE RECOGNITION

         The Company's customers are distributors which sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors. Revenue is generally recognized when products are shipped and the receivable is deemed collectible.

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

4.       ACQUISITION OF DIAGNOSTIC MONITORING

         On April 11, 1997, the Company acquired Diagnostic Monitoring for 500 shares (5,714.285 shares pre-split) of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") plus a non-interest bearing promissory note (the "Note") in the principal amount of $100,000. There were no dividend rights on the Preferred Stock. On September 8, 1997, the Company effectuated a one-for-11.42857413 reverse stock split and the shares of Preferred Stock automatically converted into 500,000 shares of common stock.

         The total purchase price was $682,975, the fair market value of the Preferred Stock issued and the Note. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the fair market value of the assets acquired and liabilities assumed as follows:

           Cash                                                 $     43,223
           Accounts receivable                                       129,575
           Inventory                                                 122,006
           Other assets                                               13,232
           Property and equipment                                     17,341
           Intangible assets                                         657,138
           Bank line of credit                                       (18,903)
           Accounts payable and accrued expenses                    (280,637)
           Note payable to stockholder                               (82,975)
                                                                -------------
           Preferred stock issued                               $    600,000
                                                                =============

5.       INVESTMENT IN UNCONSOLIDATED AFFILIATE

         On December 31, 1998, the Company acquired a 7.7% voting interest in Biotel, Inc. ("Biotel", previously Biosensor Corporation) a Minnesota corporation, as consideration for the sale of substantially all of the assets of DM (see note 6). The Company accounts for this investment using the equity method of accounting in accordance with Accounting Principles Board Opinion No.
18. As a result of recurring losses for the twelve month period ending December 31, 1999, Biotel had a negative net worth and management determined under SFAS No. 121 that this investment has been impaired, accordingly the value of this investment was written down to $0.

6.       DISCONTINUED OPERATIONS

         On December 31, 1998, the Company completed the sale of substantially all of DM's assets to Biotel pursuant to an Agreement for Purchase and Sale of Assets dated December 31, 1998. The Company received, in consideration of the sale, 1,440,000 shares of common stock of Biotel valued at $115,000. In addition, Biotel assumed certain liabilities amounting to approximately $107,000. The Company recognized a loss of $549,618 on the sale of assets, consisting primarily of the unamortized balance of goodwill, as the net book value of the net assets sold exceeded the fair value of the consideration received.

         The Company has presented the operating results of DM as a discontinued operation. Included in the loss from discontinued operations is amortization of goodwill of $65,713 and $49,285 for 1998 and 1997, respectively. Operating results from discontinued operations are as follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                              1998                      1997
                                                     ---------------------     -------------------
Sales                                                       $   1,437,499           $   1,213,071
Cost of sales                                                     941,732                 753,693
                                                       -------------------     -------------------
Gross profit                                                      495,767                 459,378
Operating expenses:
    Research and development                                       20,361                  10,182
    Selling                                                       373,073                 206,826
    General and administrative                                    202,145                 285,417
                                                       -------------------     -------------------
Loss from discontinued operations                                 (99,812)                (43,047)
Interest income (expense), net                                        ---                     ---
                                                       -------------------     -------------------
Loss from discontinued operations before
    provision for income taxes                                    (99,812)                (43,047)
Provision for income taxes                                          1,600                     800
                                                       -------------------     -------------------
Net loss from discontinued operations                       $   (101,412)            $    (43,847)
                                                       ===================     ===================

7.       RECAPITALIZATION AND REVERSE SPLIT

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

8.       NOTES PAYABLE

         The Company entered into a Loan and Security Agreement with a bank dated November 14, 1997. The agreement provided for a revolving line of credit up to $200,000 collateralized by substantially all assets of the Company and included certain covenants. Through December 31, 1998 the Company had net borrowings of $125,000 under the agreement. The Company restructured this loan as a term loan with twelve equal installments of $10,417 plus interest at prime plus 2% payable beginning in January 1999. No amounts were outstanding at December 31, 1999.

         In September 1998, the Company borrowed $100,000 from an investor which was repaid in January 1999. The loan was non-interest bearing, and in consideration for the loan the Company issued three-year warrants to purchase 50,000 shares of common stock at a per share price of $2.00. Such warrants were assigned a fair value of $44,785 using a Black-Scholes model and recorded as additional paid-in capital, resulting in a debt discount. The debt discount was charged to interest expense during the year ended December 31, 1998 (see note
12).

9.       COMMITMENTS AND CONTINGENCIES

          CAPITAL LEASE

                The Company leases office equipment under capital lease agreements which expire during fiscal 2004. Future minimum lease payments under this capital lease obligation for the years ending December 31 are as follows:

                                 2000                          $   40,381
                                 2001                              40,381
                                 2002                              40,381
                                 2003                              38,102
                                 2004                               7,032
                                                         -----------------
                                                                  166,277
                                 Less: interest                   (37,053)
                                                         -----------------
                                                               $  129,224
                                                         =================

          OPERATING LEASES

                The Company leases office space and equipment under the terms of operating lease agreements. Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $91,676, $65,082 and $55,664, respectively. The minimum lease payments under the terms of these lease agreements are as follows:

                                 YEARS ENDING
                                 DECEMBER 31,
                                 ------------
                                 2000                            $   199,587
                                 2001                                190,380
                                 2002                                198,000
                                 2003                                205,920
                                 2004                                214,152
                                                            -----------------
                                                                 $ 1,008,039
                                                            =================

         In connection with the Company's facility lease, the Company issued a letter of credit in the amount of $80,000 as collateral for tenant improvements provided by the lessor. The letter of credit is secured by a certificate of deposit in the amount of $80,000 which is classified as an other asset at December 31, 1999. The letter of credit reduces to $40,000 at December 31, 2000 and terminates at December 31, 2001.

10.      INCOME TAXES

         The Company's provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

         The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

                                                                  1999                 1998                1997
                                                             ---------------      ----------------     -------------
               Property and equipment                           $     6,301          $     (3,273)        $    (951)
               Capitalized costs                                   (227,375)             (124,181)          (67,814)
               Accrued liabilities                                  (24,979)              (10,429)            3,937
               Allowance for doubtful accounts                          ---                 6,866            (6,866)
               Inventory reserve                                        ---                 4,284            (4,284)
               State income taxes                                       272                  (272)              272
               Tax credit carryforwards                            (125,861)                1,247           (68,089)
               Other                                                (79,010)                  ---               ---
               Net operating loss carryforwards                  (2,740,387)          (1,330,753)          (639,508)
                                                             ---------------      ----------------     -------------
                                                                 (3,191,039)           (1,456,511)         (783,303)
               Valuation allowance                                3,191,039             1,456,511           783,303
                                                             ----------------     ---------------      -------------
                                                                $         0          $          0         $       0
                                                             ===============      ================     =============

         The temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows:

                                                                                    1999              1998
                                                                               ---------------    --------------
               Property and equipment                                             $    (1,322)      $     4,980
               Capitalized costs                                                      449,958           222,583
               Accrued liabilities                                                     36,426            11,447
               State income taxes                                                         544               816
               Tax credit carryforwards                                               323,228           197,367
               Other                                                                   79,010               ---
               Net operating loss carryforwards                                     6,484,528         3,744,142
                                                                               ---------------   --------------
                                                                                    7,372,372         4,181,335

               Valuation allowance                                                 (7,372,372)       (4,181,335)
                                                                               ---------------    -------------
                                                                                  $         0       $         0
                                                                               ===============    ==============

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

                                                                    1999            1998           1997
                                                                 -----------     -----------    -----------
               Statutory regular federal income tax rate              (34.0%)         (34.0%)        (34.0%)
               Nondeductible expenses                                   0.1             5.0            0.2
               State income taxes                                       0.1             0.1            0.1
               Tax credits                                             (1.3)           (0.3)          (1.0)
               Change in valuation allowance                           35.1            29.3           34.8
                                                                 -----------     -----------    -----------
                                                                        0.0%            0.1%           0.1%
                                                                 ===========    ============    ===========

         As of December 31, 1999, the Company has research and experimentation credit carryforwards for federal and state purposes of approximately $190,000 and $135,000, respectively. These credits begin to expire in 2010 for federal and state purposes. The Company also has approximately $17,650,000 and $5,450,000 of federal and state net operating loss carryforwards which will begin to expire in 2006 and 2000, respectively.

         The utilization of net operating loss and tax credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

11.      STOCK OPTIONS

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

         The 1997 Plan is administered by a Compensation Committee (the "Committee") which is comprised of three members appointed by the Company's Board of Directors. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1997 Plan the Committee determines is in the Company's best interest. Up to 1,305,000 shares of common stock may be issued under the 1997 Plan, subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

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

         Stock option activity under the Plan is summarized as follows:

                                                    Year Ended                Year Ended               Year Ended
                                                   December 31,              December 31,             December 31,
                                                       1999                      1998                     1997
                                                 ------------------       -------------------      -------------------
         Outstanding, beginning of year                    704,892                    33,688                  148,315
         Granted                                           632,308                   739,892                      ---
         Exercised                                             ---                       ---                      ---
         Canceled                                          (32,200)                  (68,688)                (114,627)
                                                 ------------------       -------------------      -------------------
         Outstanding, end of year                        1,305,000                   704,892                   33,688
                                                 ==================       ===================      ===================
         Exercisable, end of year                          327,433                   134,946                   24,588
                                                 ==================       ===================      ===================
         As of the end of the year:

           Option price per share                    $1.88 - $3.88             $1.88 - $2.00          $2.97 - $ 21.43
           Weighted average option price
               per share                                     $2.32                     $1.99                    $4.17

         At December 31, 1999 there were no shares reserved or available for issuance under the 1997 Plan. The weighted average remaining contractual life as of December 31, 1999 is approximately 106 months.

         The Board of Directors approved an amendment to the 1997 Plan which increases the number of shares reserved and available for issuance under the 1997 Plan by 1,000,000 shares. This amendment to the 1997 Plan is subject to stockholder approval at the Annual Meeting of Stockholders to be held in 2000.

         For stock options granted in 1999 and 1998 to non-employees (consultants), the Company has recognized compensation cost of $166,568 and $17,862, respectively, using a Black-Scholes option pricing model.

         PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

         In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company's common stock for the years ended December 31, 1999, 1998 and 1997: risk free interest rate with a range of 4.1% to 6.5%; dividend yield of 0%; volatility of the expected market prices of the Company's common stock of 67%, 61.4% and 85.1%; respectively, and expected life of the options of 4 years.

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                                          Year Ended December 31,
                                                            1999                     1998                   1997
                                                    ---------------------     -------------------    -------------------
               Pro forma net loss                             $   (8,000)     $  (4,573)              $  (1,837)
               Pro forma net loss per share                   $    (0.88)     $   (0.84)                  (0.47)

12.      WARRANTS

         Historically the Company has granted warrants in connection with fund raising activities and as consideration for certain services. Warrants to purchase 1,837,351 shares of common stock were outstanding and exercisable at December 31, 1999. A summary follows:

                                        Number of            Per Share          Expiration
                 Grant Date             Warrants             Exercise              Date
                                                              Price
               ----------------     ------------------    ----------------    ---------------
                    1992                      156,101          $4.57               2002
                    1994                      844,375          $0.01               2004
                    1996                       17,500          $2.00               2001
                    1997                       80,000          $2.25               2007
                    1998                       50,000          $2.00               2001
                    1998                      200,000          $3.00               2001
                    1999                       50,000          $2.50               2002
                    1999                      439,375          $5.00               2002
                                    ------------------
                         Total              1,837,351
                                    ==================

         The Company granted 939,375 warrants, of which 450,000 were exercised in 1999, in connection with private placements in 1999. These warrants were assigned a fair value of $662,130 determined using a Black-Scholes model and were charged to equity as a cost of raising capital.

13.      DISTRIBUTION AND LICENSE AGREEMENT

         In December 1998, Cardiac Science entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control, a subsidiary of Medtronic Inc. Under the agreement, as subsequently amended, Medtronic Physio-Control will market the Powerheart on an exclusive basis in the United States and Canada. Medtronic Physio-Control also obtained a license to integrate the RHYTHMx ECD technology into their in-hospital LIFEPAK-Registered Trademark-defibrillator-monitor products. This license is non-exclusive outside of the United States. The agreement also provides for the Company to share profits from the sale of proprietary disposable defibrillator pads that are used with the Powerheart as well as Physio-Control LIFEPAK defibrillators that include the RHYTHMx ECD.

         Pursuant to the agreement, Medtronic Physio-Control was granted warrants to purchase 200,000 shares of common stock at $3.00 per share. These warrants were assigned a fair value of $49,380 determined using a Black-Scholes model, and recorded as an other asset to be amortized over the five-year life of the Distribution and License Agreement. Medtronic Physio-Control also will receive warrants to purchase an additional 200,000 shares of common stock at $3.00 per share upon the sale of the 1,000th unit by Medtronic Physio-Control.

         This agreement was amended in May 1999 to expand the exclusive territory to include the United Kingdom (including Northern Ireland and Scotland), Ireland, France, Germany, the Netherlands, Norway, Finland, Denmark and Sweden. The amendment also extended the expiration date for the initial grant of 200,000 warrants from November 1999 to November 30, 2000.

14.      DEVELOPMENT AND LICENSE AGREEMENT

         In December 1999, the Company entered into an exclusive license and development agreement with HeartSine Technologies, Inc. to utilize HeartSine's biphasic defibrillation waveform technology in the Company's in-hospital defibrillation products. HeartSine Technologies is a privately held research and development firm with its primary operations in Northern Ireland. Pursuant to the agreement, the Company will pay to HeartSine a total of $650,000 payable upon the attainment of agreed upon milestones. Included in the amount is a one time license fee of $250,000 which was paid in December 1999 and included in research and development expense for the year ended December 31, 1999.

         In July 1999 the Company terminated its agreement in principle to acquire HeartSine. During 1999, the Company advanced cash to HeartSine in the amount of $189,360. The Company has obtained a promissory note and security agreement with regard to these advances. The principal amount plus interest at 10% is due and payable on December 31, 2001. The Company has fully reserved this amount, of which $ 169,360 and $20,000 were included in research and development expense for the years ended December 31, 1999 and 1998, respectively.

15.      SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                   1999                1998                 1997
                                                             ------------------  -----------------    -----------------
Cash paid during the year for:
  Income taxes                                                     $     1,600        $     1,600           $      1,600
  Interest                                                         $    20,903        $    27,038           $     10,133
Supplemental schedule of noncash investing and
  financing activities:
    Conversion of preferred stock into common stock                                                         $    600,000
    Costs of equity issuances paid with common stock               $   679,680
    Exchange of common stock subscribed for
      common stock                                                 $   100,000                              $    268,000
    Purchase of equipment with a capital lease                     $   109,820        $    19,414
    Costs of equity issuances not yet paid                         $   290,395        $   261,335
    Costs of equity issuances associated with fair
      value of warrants issued                                     $   662,130        $   339,251
  Acquisition of Diagnostic Monitoring:
    Fair value of noncash assets acquired                                                                   $    282,154
    Liabilities assumed and incurred                                                                            (382,515)
    Intangible assets                                                                                            657,138
    Preferred stock issued                                                                                      (600,000)
                                                                                                            ------------
    Cash acquired                                                                                           $    (43,223)
                                                                                                            ============
Sale of net assets of Diagnostic Monitoring:
    Fair value of assets sold                                                         $  (222,172)
    Liabilities assumed by purchaser                                                      107,122
    Fair value of stock received                                                          115,000
                                                                                      -----------
Cash received                                                                         $       -0-
                                                                                      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the information to be provided under the captions "Election of Directors," Executive Officers of the Registrant," and "Other Matters" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2000 (the "Proxy Statement").

ITEM 11.     EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information to be provided under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information to be provided under the caption "Beneficial Ownership of the Company's Securities" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information to be provided under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14     EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)      INDEX TO FINANCIAL STATEMENTS

             1.  Financial Statements                                                               Page
                     Report of Independent Accountants                                                25
                     Consolidated Balance Sheets at December 31, 1999 and 1998                        26
                     Consolidated Statements of Operations for the years ended                        27
                       December 31, 1999, 1998 and 1997
                     Consolidated Statement of Stockholders' Equity                                   28
                       for the years ended December 31, 1999, 1998 and 1997
                     Consolidated Statements of Cash Flows for the years ended                        30
                       December 31, 1999, 1998 and 1997
                     Notes to Consolidated Financial Statements                                       31


    (B)     REPORTS ON FORM 8-K

            There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

    (C)     EXHIBITS

           EXHIBIT NO.   DESCRIPTION
           3.1           Certificate of Incorporation (1)
           3.2           Bylaws (1)
           4.1           Form of Common Stock Certificate (1)
           4.2           Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald
                         Hill, Fran Daniels and Medstone, Inc. (2)
           4.3           Form of Warrant Certificate held by various foreign investors (15)
           4.4           Form of Warrant Certificate held by Medtronic Physio-Control Corporation (16)
           10.1          1997 Stock Option/Stock Issuance Plan(4)
           10.2          Agreement and Plan of Merger, dated April 9, 1997, by and among the Company, Raymond W.
                         Cohen, Innovative Physicians Service, Inc. d/b/a Diagnostic Monitoring and CSI Merging
                         Corporation (3)
           10.3          Employment Agreement, dated May 1, 1998 between the Company and Raymond Cohen (5)
           10.4          Employment Agreement, dated September 14, 1998 between the Company and Michael Gioffredi (6)
           10.5          Employment Agreement, dated July 1, 1998 between the Company and Dongping Lin (7)
           10.6          Employment Agreement, dated May 1, 1998 between the Company and Jeffery Blanton (8)
           10.7          Employment Agreement, dated May 1, 1998 between the Company and Brett L. Scott (9)
           10.8          Development and Manufacturing Agreement with Zevex, Inc. dated August 21, 1998 (10)
           10.9          Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA
                         Diagnostic Monitoring), and Biosensor Corporation, dated December 31, 1998 (11)
           10.10+        Distribution and License Agreement with Medtronic Physio-Control Corporation dated December
                         2, 1998 (12)
           10.11         Addendum and Modification to the Distribution and License Agreement, dated the 2nd day of
                         December, 1998 by and between Medtronic Physio-Control Corporation and Cardiac Science, Inc. (13)
           10.12         Facility lease dated September 9, 1999 for 16931 Millikan Avenue, Irvine, CA (14)
           10.15*+       Data Critical Corporation Technology Integration and Distribution Letter Agreement dated
                         March 17, 2000
           23*           Consent of Independent Accountants
           27*           Financial Data Schedule
           99.1*         Development and License Agreement with HeartSine Technologies, Inc. dated December 6, 1999
           99.2*         HeartSine Technologies, Inc. Promissory Note and Security Agreement dated October 1, 1999


*        Filed herewith
(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Application for Registration on Form 10 dated October 2, 1991.
(2) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1993.
(3) Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1998
(5) Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1998.
(6) Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended December 31, 1998.
(7) Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 1998.
(8) Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 1998.
(9) Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 1998.
(10) Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 1998.
(11) Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 1998.
(12) Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 1998.
(13) Incorporated by reference to Exhibit 10.14 to Form 10-QSB for the quarter ended June 30, 1999.
(14) Incorporated by reference to Exhibit 10.15 to Form 10-QSB for the quarter ended September 30, 1999.

(15)     Incorporated by reference to Exhibit 4.2 to Form S-1 dated February 4,
         2000.
(16)     Incorporated by reference to Exhibit 4.3 to Form S-1 dated February 4,
         2000.

+ Portions have been omitted pursuant to a request for confidential treatment

                                  SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT , THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CARDIAC SCIENCE, INC.

                                              By:   /s/ RAYMOND W. COHEN
                                                 -------------------------------
                                                      Raymond W. Cohen
                                                       President & Chief
                                                        Executive Officer



                                                 By:    /s/ BRETT L. SCOTT
                                                    ----------------------------
                                                        Brett L. Scott
                                                        Chief Financial Officer
                                                        & Secretary (Principal
                                                        Financial and
                                                        Accounting Officer)

Date:  March 29, 2000

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                             TITLE                     DATE

/s/ RAYMOND W. COHEN                  Director         March 29, 2000
----------------------------
Raymond W. Cohen

/s/ PAUL QUADROS                      Director         March 29, 2000
----------------------------
Paul Quadros

/s/ PETER CROSBY                      Director         March 29, 2000
----------------------------
Peter Crosby

/s/ HOWARD EVERS                      Director         March 29, 2000
----------------------------
Howard Evers