Form 10-Q
period 2000-03-31
CARDIAC SCIENCE INC
filed 2000-05-10
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 2000
                               -----------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                   DELAWARE                            33-0465681
-------------------------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


16931 MILLIKAN AVENUE, IRVINE, CALIFORNIA                 92606
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:       (949)  587-0357


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

The number of shares of the Common Stock of the registrant outstanding as of May 8, 2000 was 12,364,440.

                              CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                                                                          PAGE NO.
                                                                                          --------
Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of March 31, 2000 (Unaudited)
               and December 31, 1999                                                         3

            Consolidated Condensed Statements of Operations (Unaudited) for the
              three months ended March 31, 2000 and 1999                                     4

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
              three months ended March 31, 2000 and 1999                                     5

            Consolidated Condensed Notes to Financial Statements (Unaudited)                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      10

                                PART II. OTHER INFORMATION
                                --------------------------

Item 1.     Legal Proceedings                                                               11

Item 2.     Changes in Securities and Use of Proceeds                                       11

Item 3.     Defaults Upon Senior Securities                                                 11

Item 4.     Submission of Matters to a Vote of Security Holders                             11

Item 5.     Other Information                                                               11

Item 6.     Exhibits and Reports on Form 8-K                                                11

Signatures                                                                                  12

ITEM 1.  FINANCIAL STATEMENTS

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                   March 31,      December 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                         ASSETS
Current assets:
  Cash and cash equivalents                                                       $  2,622,272    $  5,901,934
  Accounts receivable                                                                  391,162         102,900
  Inventory                                                                            885,744         438,592
  Prepaid expenses                                                                      99,322          59,646
                                                                                  ------------    ------------
Total current assets                                                                 3,998,500       6,503,072


Equipment, net                                                                         457,379         391,085
Other assets                                                                            78,681         150,178
                                                                                  ------------    ------------
                                                                                  $  4,534,560    $  7,044,335
                                                                                  ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                           $  2,126,876    $  2,092,903
  Current portion of capital lease obligation                                           40,783          25,717
                                                                                  ------------    ------------
Total current liabilities                                                            2,167,659       2,118,620
                                                                                  ------------    ------------

Long term portion of capital lease obligation                                          174,576         103,507
                                                                                  ------------    ------------

Stockholders' equity:
  Preferred Stock - $.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                                 --              --

  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 12,320,627 issued and outstanding at March 31, 2000 and 12,031,252 at
    December 31, 1999                                                                   12,320          12,031

  Additional paid-in capital                                                        23,837,680      23,748,322
  Accumulated deficit                                                              (21,657,675)    (18,938,145)
                                                                                  ------------    ------------
                                        Total stockholders' equity                   2,192,325       4,822,208
                                                                                  ------------    ------------
                                                                                  $  4,534,560    $  7,044,335
                                                                                  ============    ============

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months    Three Months
                                                   Ended           Ended
                                               March 31, 2000  March 31, 1999
                                               --------------  --------------
Sales                                           $    624,642    $       --
Cost of goods sold                                   574,758            --
                                                ------------    ------------
Gross profit                                          49,884            --

Operating expenses:
   Research and development                        1,138,024         597,028
   Sales and marketing                               924,764         275,249
   General and administrative                        717,049         281,112
                                                ------------    ------------

Loss from operations                              (2,729,953)     (1,153,389)
Interest income (expense), net                        12,023          (3,172)
                                                ------------    ------------

Loss from operations before provision
   for income taxes                               (2,717,930)     (1,156,561)
Provision for income taxes                             1,600           1,600
                                                ------------    ------------

Net loss                                        $ (2,719,530)   $ (1,158,161)
                                                ============    ============

Net loss per share (basic and diluted)          $      (0.22)   $      (0.16)
                                                ============    ============

Weighted average number of shares used in the
   computation of net loss per share              12,152,303       7,072,360
                                                ============    ============

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months   Three Months
                                                                      Ended           Ended
                                                                   March 31, 2000 March 31, 1999
                                                                   -------------- --------------
Cash flows from operating activities:
Net loss                                                            $(2,719,530)   $(1,158,161)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                        27,200         12,140
    Compensation related to fair value of options granted to non-
       employees                                                         25,000          4,700
    Expenses paid with common stock                                        --           84,195
    Changes in operating assets and liabilities:
    Accounts receivable                                                (288,262)          --
    Inventory                                                          (447,152)          --
    Prepaid expenses                                                    (39,676)       (13,338)
    Other assets                                                         71,497          4,000
    Accounts payable and accrued expenses                                33,973        (12,289)
                                                                    -----------    -----------
Net cash used in operating activities                                (3,336,950)    (1,078,753)
                                                                    -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                                (7,359)       (36,635)
                                                                    -----------    -----------
Net cash used by investing activities                                    (7,359)       (36,635)
                                                                    -----------    -----------

Cash flows from financing activities:
    Payments on notes payable                                              --         (131,252)
    Proceeds from common stock subscribed                                  --          500,000
    Proceeds from exercise of common stock warrants                     127,379            350
    Proceeds from exercise of common stock options                        5,000           --
    Costs of equity issuances                                           (67,732)      (109,450)
                                                                    -----------    -----------
Net cash provided by financing activities                                64,647        259,648
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                            (3,279,662)      (855,740)

Cash and cash equivalents at beginning of period                      5,901,934      1,247,602
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $ 2,622,272    $   391,862
                                                                    ===========    ===========



     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


1.       ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company has developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD-TM--- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to continuously monitor their heart rhythms, accurately and instantly detect life-threatening ventricular tachyarrhythmias and, when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

2.       CONTINUED EXISTENCE

         Additional capital is needed to fulfill the Company's current marketing, research and product development goals. From inception through March 31, 2000, the Company incurred losses of approximately $22 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements into June 2000. Given the current applications of cash, the Company expects that additional capital will be necessary to sustain growth and viability. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the full year.

4.       INVENTORY

         Inventory, which consists of finished products and subassemblies, is stated at the lower of cost (first-in, first-out) or market value. Inventory at March 31, 2000 and December 31, 1999 was comprised of finished goods.

5.       TECHNOLOGY INTEGRATION AND DISTRIBUTION LETTER AGREEMENT

         In March 2000, the Company entered into an exclusive two year Technology Integration and Distribution Letter Agreement with Data Critical Corporation ("DCC") to interface DCC's wireless technology, the AlarmView-TM-system, with the Company's fully-automatic external cardiac defibrillator devices. Under the terms of the agreement, the Company is obligated to make certain minimum purchases of the AlarmView-TM- system and to pay $175,000 in technology and non-recurring engineering fees of which $150,000 was included in research and development costs for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere in this Quarterly Report on Form 10-Q.

         Cardiac arrest is the single largest cause of death in the United States and Europe. Our mission is to increase the survival rate of cardiac arrest victims and create a new standard of care through the development and commercialization of our proprietary technology.

         We have developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD-TM--- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to

          -    continuously monitor their heart rhythms
          - accurately and instantly detect life-threatening ventricular tachyarrhythmias, and
          - when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

         We commenced operations in May 1991. Our operations consisted primarily of research and development activities and clinical FDA testing until our acquisition of Diagnostic Monitoring in April 1997. Diagnostic Monitoring manufactured PC-based Holter Electrocardiogram systems and Ambulatory Holter recorders and distributed these products in over 40 countries. We sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998.

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

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with the world leader in external defibrillation, Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control will market the Powerheart in the U.S., Canada and selected European countries, and also has been licensed to integrate RHYTHMx ECD into Medtronic's LIFEPAK-Registered Trademark- line of in-hospital external defibrillators. We have signed distribution agreements to date covering 30 other international markets giving us representation in over 40 countries.

         We received 510(k) clearance from the U.S. Food and Drug Administration for the clinical version of the Powerheart in October 1997. We received European regulatory clearance for Powerheart in late 1999 and we made our first commercial shipment in December 1999. We subsequently received 510(k) clearance from the FDA for the commercial version of the Powerheart in January 2000. Shipments of Powerhearts to Medtronic Physio-Control, as well as our international distributors, began in the first quarter of 2000.

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

         We have been issued one patent and we have one additional patent under exclusive license. In addition, we have three patents pending and we intend to file additional patents relating to our proprietary technology.

RESULTS OF OPERATIONS

         Sales were $624,642 for the three months ended March 31, 2000 as compared to no sales for the three months ended March 31, 1999. Sales consisted primarily of Powerheart units to both Medtronic Physio-Control and our international distributors.

         Cost of sales were $574,758 for the three months ended March 31, 2000 as compared to no cost of sales for the three months ended March 31, 1999. This amount was attributable primarily to the sale of Powerhearts. We anticipate that our costs of sales as a percentage of sales will decrease in the future due to improvements in manufacturing and material procurement processes and changes in the blend of product sales to include accessories and disposable electrodes.

         Research and development expenses increased to $1,138,024 for the three months ended March 31, 2000 from $597,028 for the three months ended March 31, 1999. We continue to invest in new products and the improvement of existing products. Increases in research and development expenses included increases in personnel costs and related fringes, costs associated with independent engineering contractors and a one-time technology fee to Data Critical Corporation (see note 5 to the consolidated condensed financial statements).

         Sales and marketing expenses increased to $924,764 for the three months ended March 31, 2000 from $275,249 for the three months ended March 31, 1999. The increases were a result of marketing expenses related to the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

         General and administrative expenses increased to $717,049 for the three months ended March 31, 2000 from $281,112 for the three months ended March 31, 1999. The increases in expenses for the three months ended March 31, 2000 as compared to the same period in 1999 included new facility costs, personnel costs and related fringes, consulting and professional fees.

         Interest income, net, increased to $12,023 for the three months ended March 31, 2000 as compared to interest expense, net of $3,172 for the three months ended March 31, 1999. The increase in net interest income was derived from the investment of proceeds from equity placements in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had cash and cash equivalents of $2,622,272 and working capital of $1,830,841 as compared to cash and cash equivalents of $5,901,934 and working capital of $4,384,452 at December 31, 1999. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $21 million. We have incurred losses of $21,657,675 since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of research and development programs, and market acceptance of our products.

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

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements regarding:

          -    products under development;
          -    technological and competitive advantages;
          - our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs and
          -    strategic alliances.

         These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

                              CARDIAC SCIENCE, INC.

                           PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                None.

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                During the three-month period ending March 31, 2000, we sold an aggregate of 286,875 shares of common stock through the exercise of warrants for an aggregate purchase price of $127,379. Of this amount 231,875 shares were sold to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. The balance of the shares were sold pursuant to Section 4(2) of the Securities Act.

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



                                       CARDIAC SCIENCE, INC.




        Date: May 9, 2000                         /s/  Brett L. Scott
             -------------                       --------------------------
                                                 Brett L. Scott
                                                 (Authorized Officer and
                                                 Principal Financial Officer)

                                Index to Exhibits


                    27.1     Financial Data Schedule.