Form 10-Q
period 2000-06-30
CARDIAC SCIENCE INC
filed 2000-08-14
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 2000
                               ------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


            DELAWARE                                        33-0465681
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


    16931 MILLIKAN AVENUE, IRVINE, CALIFORNIA                 92606
--------------------------------------------------------------------------------
     (Address of principal executive offices)

Registrant's telephone number, including area code:       (949)  587-0357

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

The number of shares of the Common Stock of the registrant outstanding as of August 7, 2000 was 24,023,078.

                              CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                               PAGE NO.
                                                                               --------
Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets as of June 30, 2000 (Unaudited)
           and December 31, 1999                                                 3

        Consolidated Condensed Statements of Operations (Unaudited) for the
          three and six months ended June 30, 2000 and 1999                      4

        Consolidated Condensed Statements of Cash Flows (Unaudited) for the
          six months ended June 30, 2000 and 1999                                5

        Consolidated Condensed Notes to Financial Statements (Unaudited)         6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  7

Item 3. Quantitative and Qualitative Disclosures About Market Risk               9

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                       10

Item 2. Changes in Securities and Use of Proceeds                               10

Item 3. Defaults Upon Senior Securities                                         10

Item 4. Submission of Matters to a Vote of Security Holders                     10

Item 5. Other Information                                                       11

Item 6. Exhibits and Reports on Form 8-K                                        11

Signatures                                                                      12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CARDIAC SCIENCE, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                 June 30,      December 31,
                                                                                   2000            1999
                                                                               ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                    $  9,103,336    $  5,901,934
  Accounts receivable                                                               599,440         102,900
  Inventory                                                                       2,403,996         438,592
  Prepaid expenses                                                                   97,886          59,646
                                                                               ------------    ------------
Total current assets                                                             12,204,658       6,503,072


Equipment, net                                                                      947,157         391,085
Other assets                                                                        175,366         150,178
                                                                               ------------    ------------
                                                                               $ 13,327,181    $  7,044,335
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                                        $  4,682,299    $  2,092,903
  Current portion of capital lease obligation                                        45,286          25,717
                                                                               ------------    ------------
Total current liabilities                                                         4,727,585       2,118,620
                                                                               ------------    ------------

Long term portion of capital lease obligation                                       173,813         103,507
                                                                               ------------    ------------

Stockholders' equity:
  Preferred stock - $0.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                              --              --

  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 14,614,296 issued and outstanding at June 30, 2000 and 12,031,252
    at December 31, 1999                                                             14,615          12,031

  Additional paid-in capital                                                     32,865,464      23,748,322
  Accumulated deficit                                                           (24,454,296)    (18,938,145)
                                                                               ------------    ------------
                                        Total stockholders' equity                8,425,783       4,822,208
                                                                               ------------    ------------
                                                                               $ 13,327,181    $  7,044,335
                                                                               ============    ============


    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended               Six months ended
                                               June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                               -------------   -------------   -------------   -------------
Sales                                           $    924,962    $       --      $  1,549,604    $       --
Cost of goods sold                                   817,833            --         1,392,591            --
                                                ------------    ------------    ------------    ------------
Gross profit                                         107,129            --           157,013            --

Operating expenses:
   Research and development                        1,285,857       1,072,282       2,423,881       1,669,310
   Selling expenses                                  901,702         404,672       1,826,466         679,921
   General and administrative                        728,092         468,513       1,445,141         749,625
                                                ------------    ------------    ------------    ------------

Loss from operations                              (2,808,522)     (1,945,467)     (5,538,475)     (3,098,856)
Interest income (expense), net                        11,901            (460)         23,924          (3,632)
                                                ------------    ------------    ------------    ------------

Loss from operations before provision for
   income taxes                                   (2,796,621)     (1,945,927)     (5,514,551)     (3,102,488)
Provision for income taxes                              --              --             1,600           1,600
                                                ------------    ------------    ------------    ------------

Net loss                                        $ (2,796,621)   $ (1,945,927)   $ (5,516,151)   $ (3,104,088)
                                                ============    ============    ============    ============

Net loss per share (basic and diluted)          $      (0.23)   $      (0.24)   $      (0.44)   $      (0.40)
                                                ============    ============    ============    ============

Weighted average number of shares used in the
   computation of net loss per share              12,379,059       8,198,222      12,437,491       7,671,205
                                                ============    ============    ============    ============


    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six months      Six months
                                                                       ended          ended
                                                                   June 30, 2000  June 30, 1999
                                                                   -------------  -------------
Cash flows from operating activities:
Net loss                                                            $(5,516,151)   $(3,104,088)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                        66,700         28,337
    Compensation related to fair value of options granted to non-
       employees                                                         75,000          9,400
     Expenses paid with common stock                                       --          218,295
    Changes in operating assets and liabilities:
    Accounts receivable                                                (496,540)          --
    Inventory                                                        (1,965,404)          --
    Prepaid expenses                                                    (38,240)        (5,700)
    Other assets                                                        (25,188)          --
    Accounts payable and accrued expenses                             1,802,496       (467,988)
                                                                    -----------    -----------
Net cash used in operating activities                                (6,097,327)    (3,321,744)
                                                                    -----------    -----------

Cash flows from investing activities:
    Purchase of equipment                                              (532,897)       (52,846)
                                                                    -----------    -----------
Net cash used in investing activities                                  (532,897)       (52,846)
                                                                    -----------    -----------

Cash flows from financing activities:
    Payments on notes payable                                              --         (162,502)
    Proceeds from issuance of common stock                            9,680,000      3,700,000
    Proceeds from exercise of common stock warrants                     137,981            350
    Proceeds from exercise of common stock options                       72,626           --
    Costs of equity issuances                                           (58,981)      (245,740)
                                                                    -----------    -----------
Net cash provided by financing activities                             9,831,626      3,292,108
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents                  3,201,402        (82,482)

Cash and cash equivalents at beginning of period                      5,901,934      1,247,602
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $ 9,103,336    $ 1,165,120
                                                                    ===========    ===========


     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


1.   ORGANIZATION AND CAPITALIZATION OF THE COMPANY

     Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company has developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD(TM)-- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to continuously monitor their heart rhythms, accurately and instantly detect life-threatening ventricular tachyarrhythmias and, when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results for the full year.


3.   INVENTORY

     Inventory, which consists of finished products and subassemblies, is stated at the lower of cost (first-in, first-out) or market value. Inventory at June 30, 2000 and December 31, 1999 was comprised of finished goods.

4.   SUBSEQUENT EVENTS

     On July 1, 2000 the Company acquired Cadent Medical Corporation ("Cadent"), a privately-held company that has developed a cell phone size defibrillator designed to be worn by mobile cardiac patients. As consideration the Cadent shareholders received an aggregate of 4.5 million shares of restricted common stock of the Company. This business combination will be accounted for by the purchase method of accounting. No adjustments have been included in these consolidated financial statements for this transaction.

     For the period of July 1, 2000 through August 4, 2000 the Company sold approximately 4.73 million shares of common stock for an aggregate purchase price of approximately $21.3 million to a group of US, Australian and Swiss institutional and private investors.

     On July 1, 2000 the Company purchased all rights in and to U.S. Patent number 4,576,170 from Lindell Bradley, M.D. and Thang-Quang Nguyen in exchange for 165,000 shares of restricted common stock of the Company. This patent was previously under exclusive license to the Company.

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

     We have developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD(TM)-- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to

     -    continuously monitor their heart rhythms

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

     We have three products, two of which are still under development, that utilize our proprietary technology. Our initial product, the Powerheart(R), is a fully automatic external bedside defibrillator-monitor designed for bedside in-hospital use. The Powerheart attaches prophylactically to "at-risk" cardiac patients for the purpose of providing fully automatic detection and treatment of life-threatening heart rhythms (ventricular tachyarrhythmias) that lead to cardiac arrest.

     In December 1998, we entered into a five-year exclusive distribution and licensing agreement with the world leader in external defibrillation, Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control will market the Powerheart in the U.S., Canada and selected European countries, and also has been licensed to integrate RHYTHMx ECD into Medtronic's LIFEPAK(R) line of in-hospital external defibrillators. We have signed distribution agreements to date covering 30 other international markets giving us representation in over 40 countries.

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

     In September 1998, we entered into a development and manufacturing agreement with Zevex International, Inc. ("Zevex"), a contract medical device manufacturer, to manufacture the commercial version of the Powerheart. Effective July 1, 2000 we have mutually agreed with Zevex to terminate this relationship and we will begin manufacturing the Powerheart at our site in Irvine, California. In anticipation of this change, Zevex has provided us with additional inventory of Powerhearts at June 30, 2000 to enable us to effect a smooth transition to manufacturing.

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

     We have been issued one patent and we have acquired one additional patent. In addition, we have six patents pending and we intend to file additional patents relating to our proprietary technology.

RESULTS OF OPERATIONS

     Sales were $924,962 and $1,549,604 respectively, for the three and six months ended June 30, 2000, as compared to no sales for the three and six months ended June 30, 1999. Sales consisted primarily of Powerheart units to both Medtronic Physio-Control and our international distributors.

     Cost of sales were $817,833 and $1,392,591 respectively, for the three and six months ended June 30, 2000, as compared to no cost of sales for the three and six months ended June 30, 1999. This amount was attributable primarily to the sale of Powerhearts.

     Research and development expenses increased to $1,285,857 and $2,423,881, respectively, for the three and six months ended June 30, 2000, from $1,072,282 and $1,669,310, respectively, for the three and six months ended June 30, 1999. Increases in research and development expenses included increases in personnel costs and related fringes and costs associated with independent engineering contractors.

     Selling expenses increased to $901,702 and $1,826,466, respectively, for the three and six months ended June 30, 2000, from $404,672 and $679,921, respectively, for the three and six months ended June 30, 1999. The increase was a result of marketing expenses related to the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

     General and administrative expenses increased to $728,092 and $1,445,141, respectively, for the three and six months ended June 30, 2000, from $468,513 and $749,625, respectively, for the three and six months ended June 30, 1999. The increase in expenses for the quarter and six months ended June 30, 2000 as compared to the same periods in 1999 included personnel costs and related fringes, consulting and professional fees.

     Interest income, net, increased to $11,901 and $23,924 for the three month and year to date period ended June 30, 2000 as compared to interest expense net of $460 and $3,632, respectively, for the same periods in the prior year due to the reduction of the bank line of credit and investment of the proceeds from private placements.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash and cash equivalents of $9,103,336 and working capital of $7,477,073 as compared to cash and cash equivalents of $5,901,934 and working capital of $4,384,452 at December 31, 1999. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $31 million. We have incurred losses of $24,454,296 since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of research and development programs, and market acceptance of our products.

     Successful completion of our development program for our products and transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the required cost structure.

     We anticipate that the current cash balance and the approximately $21.3 million raised in July and August 2000 (see footnote 4 to the consolidated condensed financial statements) will be sufficient to meet our cash requirements for at least the next eighteen months. From time to time, we may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to our business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional resources will be available on terms satisfactory to us, or at all, or that any financing transaction will not be dilutive to current stockholders.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding:

     -    products under development;

     -    technological and competitive advantages;

     -    future cash requirements and the adequacy of cash on hand;

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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three-month period ending June 30, 2000, we sold 2,151,111 shares of our common stock for an aggregate purchase price of $9,680,000 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. In connection with the offering, we are obligated to pay a finder a fee equal to 8.5 percent of the gross proceeds of the sale, payable in cash or common stock.

        During the three-month period ending June 30, 2000, we sold an aggregate of 107,500 shares of common stock through the exercise of warrants for an aggregate purchase price of $1,228. The shares were sold pursuant to
        Section 4(2) of the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        On May 19, 2000 we held an Annual Meeting of Stockholders in Irvine, California. The stockholders voted on four matters.

        The following votes were cast for the nominees for election of directors, and all such nominees were elected.

                                       Votes For         Votes Against               Votes Abstain
        Raymond Cohen                  9,302,350               0                         8,659
        Paul Quadros                   9,302,350               0                         8,659
        Peter Crosby                   9,302,263               0                         8,746
        Howard Evers                   9,302,263               0                         8,746

        The following votes were cast to amend the Company's restated certificate of incorporation, as amended, to increase the authorized shares of common stock.

        9,090,012 votes for the ratification and approval
        89,737 votes against the ratification and approval
        131,260 votes abstained from voting

        The following votes were cast for the ratification and approval of the amendment to the Company's 1997 Stock Option/Stock Issuance Plan to increase the number of shares reserved for issuance under the plan:

        7,045,673 votes for the ratification and approval
        81,697 votes against the ratification and approval
        2,183,639 votes abstained from voting

        The votes cast on the ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 2000 were as follows:

        9,305,136 votes for the ratification and appointment

        4,250 votes against the ratification and appointment

        1,623 votes abstained from voting

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:

                    10.1 Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D., and Thang-Quang Nguyen in favor of Cardiac Science, Inc.

                    10.2 Patent Acquisition Agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc.

                    27.1      Financial Data Schedule.


b) Reports on Form 8-K:

          None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          CARDIAC SCIENCE, INC.




Date: August  11, 2000                    /s/  Brett L. Scott
      ----------------                    --------------------------
                                          Brett L. Scott
                                          (Authorized Officer and Principal
                                          Financial Officer)

                                Index to Exhibits


          10.1 Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D., and Thang-Quang Nguyen in favor of Cardiac Science, Inc.

          10.2 Patent Acquisition Agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc.

          27.1      Financial Data Schedule.