Form 10-Q
period 2000-09-30
CARDIAC SCIENCE INC
filed 2000-11-14
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended     SEPTEMBER 30, 2000
                               --------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
                              --------------------
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

The number of shares of the Common Stock of the registrant outstanding as of November 8, 2000 was 24,144,764.

                              CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                                                                                                           PAGE NO.
                                                                                                           --------

Item 1.     Financial Statements:

            Consolidated Condensed Balance Sheets as of September 30, 2000 (Unaudited)
               and December 31, 1999                                                                           3

            Consolidated Condensed Statements of Operations (Unaudited) for the
              three and nine months ended September 30, 2000 and 1999                                          4

            Consolidated Condensed Statements of Cash Flows (Unaudited) for the
              nine months ended September 30, 2000 and 1999                                                    5

            Consolidated Condensed Notes to Financial Statements (Unaudited)                                   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                            9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                        12

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings                                                                                 13

Item 2.     Changes in Securities and Use of Proceeds                                                         13

Item 3.     Defaults Upon Senior Securities                                                                   13

Item 4.     Submission of Matters to a Vote of Security Holders                                               13

Item 5.     Other Information                                                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                                                  13

Signatures                                                                                                    14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

                              CARDIAC SCIENCE, INC.
                              ---------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                                                                                     (Unaudited)
                                                                                    September 30,           December 31,
                                                                                        2000                    1999
                                                                                  ------------------     -------------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                           $  25,176,207            $  5,901,934
  Accounts receivable                                                                     1,500,721                 102,900
  Inventory                                                                               2,430,061                 438,592
  Prepaid expenses                                                                          154,322                  59,646
                                                                                  ------------------     -------------------
Total current assets                                                                     29,261,311               6,503,072


Equipment, net                                                                            1,451,560                 391,085
Goodwill and other intangibles, net                                                       8,539,177                     ---
Other assets                                                                                129,249                 150,178
                                                                                  ------------------     -------------------
                                                                                      $  39,381,297            $  7,044,335
                                                                                  ==================     ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                $  4,694,751            $  2,092,903
  Current portion of loan payable                                                            80,431                     ---
  Current portion of capital lease obligation                                                47,043                  25,717
                                                                                  ------------------     -------------------
Total current liabilities                                                                 4,822,225               2,118,620
                                                                                  ------------------     -------------------

Long term portion of loan payable                                                            66,792                     ---
Long term portion of capital lease obligation                                               159,571                 103,507
                                                                                  ------------------     -------------------
                                                                                            226,363                 103,507
                                                                                  ------------------     -------------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.001 par value; 1,000,000 shares authorized, none
    issued or outstanding                                                                       ---                     ---
  Common stock - $ 0.001 par value; 20,000,000 shares authorized, 24,144,764 issued and outstanding at September 30, 2000 and 12,031,252
    at December 31, 1999                                                                     24,145                  12,031
  Common stock subscribed - 300,000 shares at September 30, 2000                          1,551,000                     ---
  Unearned compensation                                                                    (775,500)                     ---
  Additional paid-in capital                                                             78,031,802              23,748,322
  Accumulated deficit                                                                  (44,498,738)            (18,938,145)
                                                                                  ------------------     -------------------
                                        Total stockholders' equity                       34,332,709               4,822,208
                                                                                  ------------------     -------------------
                                                                                      $  39,381,297            $  7,044,335
                                                                                  ==================     ===================

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                                 Nine months ended

                                                      September 30,       September 30,       September 30,        September 30,
                                                           2000                1999                2000                1999
                                                     -----------------   -----------------   -----------------    ----------------
Sales                                                     $ 1,209,682            $    ---         $ 2,759,286            $    ---
Cost of goods sold                                          1,060,102                 ---           2,452,693                 ---
                                                     -----------------   -----------------   -----------------    ----------------
Gross profit                                                  149,580                 ---             306,593                 ---

Operating expenses:
   Research and development                                 3,066,953           1,126,098           5,490,834           2,795,408
   Selling                                                    957,134             252,871           2,783,600             932,792
   General and administrative                               1,699,081             342,917           3,144,222           1,092,542
   Acquired in-process research and development            13,587,026                 ---          13,587,026                 ---
   Amortization of goodwill and other intangibles             567,952                 ---             567,952                 ---
   Amortization of unearned compensation                      775,500                 ---             775,500                 ---
                                                     -----------------   -----------------   -----------------    ----------------

Loss from operations                                      (20,359,159)         (1,721,886)        (25,897,634)         (4,820,742)
Interest income (expense), net                                314,718              (2,918)            338,642              (6,550)
                                                     -----------------   -----------------   -----------------    ----------------

Loss from operations before provision for
   income taxes                                           (20,044,441)         (1,724,804)         25,558,992          (4,827,292)
Provision for income taxes                                        ---                 ---               1,600               1,600
                                                     -----------------   -----------------   -----------------    ----------------

Net loss                                                 $(20,044,441)       $ (1,724,804)       $(25,560,592)       $ (4,828,892)
                                                     =================   =================   =================    ================

Net loss per share (basic and diluted)                      $   (0.88)          $   (0.18)           $  (1.47)          $   (0.52)
                                                     =================   =================   =================    ================

Weighted average number of shares used in the
   computation of net loss per share                       22,884,154           9,517,750          17,391,455           9,208,182
                                                     =================   =================   =================    ================


    The accompanying notes are an integral part of the finanacial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                              Nine months ended      Nine months ended
                                                                             September 30, 2000     September 30, 1999
                                                                          ---------------------- ----------------------
Cash flows from operating activities:
Net loss                                                                        $   (25,560,592)         $  (4,828,892)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                                        122,416                 44,976
    Amortization of goodwill and other intangibles                                      567,952                    ---
    Amortization of unearned compensation                                               775,500                    ---
    In process research and development                                              13,587,026                    ---
    Compensation related to fair value of options granted to non-
       employees                                                                        886,252                 14,100
    Expenses paid with common stock                                                      55,500                421,680
    Changes in operating assets and liabilities (net of
    Cadent Medical Corporation assets and liabilities acquired):
    Accounts receivable                                                              (1,397,821)                   ---
    Inventory                                                                        (1,991,469)                   ---
    Prepaid expenses                                                                    (62,212)               (35,092)
    Other assets                                                                         22,328                (20,366)
    Accounts payable and accrued expenses                                             2,231,351               (681,091)
                                                                          ---------------------- ----------------------
Net cash used in operating activities                                               (10,763,769)            (5,084,685)
                                                                          ---------------------- ----------------------

Cash flows from investing activities:
    Purchase of equipment                                                              (873,354)               (70,785)
    Cash acquired in Cadent Medical Corporation acquisition, net
       of costs of $189,705                                                              19,969                    ---
                                                                          ---------------------- ----------------------
Net cash used in investing activities                                                  (853,385)               (70,785)
                                                                          ---------------------- ----------------------
Cash flows from financing activities:
    Payments on loan payable                                                            (18,683)                   ---
    Payments on capital lease                                                            (6,626)              (193,753)
    Proceeds from issuance of common stock                                           30,972,274              7,250,000
    Proceeds from exercise of common stock warrants                                     137,981              2,101,600
    Proceeds from exercise of common stock options                                      248,796                    ---
    Costs of equity issuances                                                          (442,315)              (431,504)
                                                                          ---------------------- ----------------------
Net cash provided by financing activities                                            30,891,427              8,726,343
                                                                          ---------------------- ----------------------
Net increase in cash and cash equivalents                                            19,274,273              3,570,873

Cash and cash equivalents at beginning of period                                      5,901,934              1,247,602
                                                                          ---------------------- ----------------------
Cash and cash equivalents at end of period                                       $   25,176,207          $   4,818,475
                                                                          ====================== ======================

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

        CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries, Cadent Medical Corporation and Diagnostic Monitoring. All inter-company accounts and transactions have been eliminated in consolidation.

         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2000 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 1999 Annual Report on Form 10-K. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results for the full year.

3.       INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                                            September 30, 2000      December 31, 1999
                                          ---------------------    -------------------

           Finished goods                        $   1,644,438            $   438,592
           Raw materials                               785,623                    ---
                                          ---------------------    -------------------
                                                 $   2,430,061            $   438,592
                                          ---------------------    -------------------

4.       ACQUISITION OF CADENT MEDICAL CORPORATION

         On July 1, 2000 the Company acquired Cadent Medical Corporation ("Cadent"), a privately-held company. As consideration, the Cadent shareholders received an aggregate of 4,200,000 shares of restricted common stock of the Company, 420,000 shares of which are being held in escrow pursuant to an escrow agreement. Additionally 300,000 shares shall be issued to certain employees of Cadent on January 2, 2001 or shall be added to the shares being held in escrow. These escrow shares are the sole and exclusive remedy for any losses incurred by the Company for any breach of representation or warranty by Cadent. These shares shall be released from escrow on June 30, 2001 providing that all claims, if any, have been resolved.

         The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB 16"). In accordance with APB 16, the Company allocated the purchase price of Cadent based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by an independent appraiser. These intangible assets include approximately $13.6 million for acquired in-process research and development ("IPR&D") which was expensed in the quarter ending September 30, 2000. Other acquired intangibles include patent applications and the assembled workforce, together valued at approximately $1.3 million. The patent applications are being amortized over an estimated life of 20 years while the assembled workforce is being amortized over six months. Goodwill resulting from the Cadent acquisition of approximately $6.9 million is being amortized over an estimated life of seven years.

          Significant portions of the Cadent acquisition were identified as intangible assets. Valuation techniques were employed that reflect recent guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to IPR&D. At the date of acquisition, technological feasibility of the IPR&D project had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to IPR&D in accordance with generally accepted accounting principles.

         IPR&D is comprised of technological development efforts aimed at developing a fully automatic external personal wearable defibrillator consisting of a belt-worn monitoring and control device with disposable electrodes. The amount of the acquisition consideration allocated to IPR&D was determined by estimating the stage of completion of the IPR&D project at the date of the acquisition, estimating cash flows resulting from the future research and development and release of products employing this technology and discounting the net cash flows back to their present values.

         The estimated stage of completion for the project was approximately 75.5% as of the acquisition date. As of that date, the estimated remaining costs to bring the project under development to technological feasibility and to regulatory approval was approximately $5 million. The cash flow estimates from sales of products incorporating this technology commence in the year 2002, with revenues increasing for the first seven years, followed by declines in subsequent periods as other new products are expected to be introduced.

         The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and taxes to estimate after-tax earnings from the technology. The discount rate applied to the technology's net cash flows was 27.0%. This discount rate reflects a "risk premium" of 7% over the estimated weighted average cost of capital of 20% computed for the Company.

         As discussed above, a portion of the Cadent acquisition consideration was allocated to identifiable intangibles. The identifiable intangibles consist primarily of patent applications and the assembled workforce.

As with the IPR&D, the fair value for these identifiable intangibles was valued using the future income approach.

The components of the purchase price and allocation are as follows:

         Purchase price                                                   Value

              Stock consideration                                        $ 21,714,000
                   (4,200,000 shares @ $5.17 per share)

              Plus:  Assumed liabilities                                      427,104
                        Acquisition costs                                     189,705
                                                                   --------------------
         Total consideration                                             $ 22,330,809
                                                                   ====================

         Allocation of purchase price:

              Current assets                                              $   242,140
              Property & equipment, net                                       225,521
              Other assets                                                     32,672
              In process research & development                            13,587,026
              Goodwill                                                      6,909,710
              Other intangibles                                             1,333,740
                                                                   -------------------
         Total purchase price                                            $ 22,330,809
                                                                   ===================


         The remaining 300,000 shares to be distributed to employees of Cadent on January 2, 2001, were valued at $1,551,000 or $5.17 per share and were recorded as common stock subscribed on the accompanying consolidated condensed balance sheet with the offsetting debit recorded as unearned compensation which is being amortized over six months beginning July 1, 2000. Accordingly, $775,500 was expensed in the quarter ending September 30, 2000.

         The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Cadent acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and in process research and development.

                                                             Nine months ended        Nine months ended
                                                            September 30, 2000         September 30, 1999
                                                          ------------------------  -------------------------
         Revenues                                         $       2,759,286         $              ---
         Net loss                                         $     (30,519,091)        $      (27,412,385)
         Net loss per share (basic and diluted)           $           (1.50)                     (2.00)


5.       LOAN PAYABLE

         In July 1998, Cadent entered into an equipment loan agreement under which Cadent borrowed $300,199 to finance previously purchased property and equipment. Borrowings under the loan are collateralized by the financed property and equipment with a net book value of $267,340. The loan is to be repaid over a 48-month period commencing on July 10, 1998 and bears interest at a rate of 9.8%.

6.       EQUITY ISSUANCES

         For the quarter ending September 30, 2000, the Company sold 2,814,265 shares of common stock at $4.50 per share, for an aggregate purchase price of $12,664,166 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. The Company is obligated to pay a finder fee equal to 7.5 percent of the gross proceeds of the sale, payable in cash or common stock.

         The Company also sold 1,918,887 shares of common stock at $4.50 per share, for an aggregate purchase price of $8,634,992, to U. S. investors. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

         For the quarter ending September 30, 2000, the Company issued 339,794 shares of common stock to finders in consideration for $1,529,077 of services rendered. These services were in connection with a private placement completed in August 2000.

         On July 1, 2000 the Company purchased all rights in and to U.S. Patent number 4,576,170 from Lindell Bradley, M.D. and Thang-Quang Nguyen in exchange for 165,000 shares of restricted common stock of the Company for a total consideration of $825,000. This patent was previously under exclusive license to the Company.

         On August 17, 2000, the Company issued 9,250 shares of common stock to consultants in consideration for $55,500 of services rendered.

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

         We have developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD(TM)-- designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to

o        continuously monitor their heart rhythms,
o accurately and instantly detect life-threatening ventricular tachyarrhythmias, and
o when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

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

         On July 1, 2000 we acquired Cadent Medical Corporation of Bedford, Mass., a privately held company that has developed a cell phone size defibrillator designed to be worn by mobile cardiac patients. We plan to integrate our proprietary software into the new device to assure that a patient, whether in a hospital or at home going about daily activities automatically receives an immediate defibrillation shock should he suffer a life-threatening heart rhythm. We believe Cadent Medical also offers additional technology for use in Cardiac Science's existing and planned product line. As consideration, Cardiac Science issued 4.2 million shares of restricted common stock to Cadent Medical shareholders for a total purchase price of $22.3 million.

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

        In December 1998, we entered into a five-year exclusive distribution and licensing agreement with the world leader in external defibrillation, Medtronic Physio-Control, a subsidiary of Medtronic, Inc. Medtronic Physio-Control will market the Powerheart in the U.S., Canada and selected European countries, and also has been licensed to integrate RHYTHMx ECD into Medtronic's LIFEPAK(R) line of in-hospital external defibrillators. We have signed distribution agreements to date giving us representation in over 40 countries.

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

         In September 1998, we entered into a development and manufacturing agreement with Zevex International, Inc. ("Zevex"), a contract medical device manufacturer, to manufacture the commercial version of the Powerheart. Effective July 1, 2000 we have mutually agreed with Zevex to terminate this relationship and we will begin manufacturing the Powerheart at our site in Irvine, California in the fourth quarter of 2000.

         The second product, currently under development, is a fully automatic defibrillator module that is designed for integration into third party manufactured bedside patient monitoring systems. Functionally, this module is designed to extend patient monitoring systems beyond diagnostics to provide patients who suffer life-threatening tachyarrhythmias with the added protection of automatic therapy delivery without the aid of hospital staff. The third product, also under development, is a small, wearable, fully automatic defibrillator that is designed to be worn by patients who are ambulatory in either a hospital or home environment.

         We have been issued one patent and we have acquired one additional patent. In addition, we have thirteen patents pending and we intend to file additional patents relating to our proprietary technology.

RESULTS OF OPERATIONS

         Sales were $1,209,682 and $2,759,286 respectively, for the three and nine months ended September 30, 2000, as compared to no sales for the three and nine months ended September 30, 1999. Sales consisted primarily of Powerheart defibrillator-monitors that were sold to both Medtronic Physio-Control and our international distributors.

         Cost of sales were $1,060,102 and $2,452,693 respectively, for the three and nine months ended September 30, 2000, as compared to no cost of sales for the three and nine months ended September 30, 1999. This amount was attributable primarily to the sale of Powerhearts.

         Research and development expenses increased to $3,066,953 and $5,490,834, respectively, for the three and nine months ended September 30, 2000, from $1,126,098 and $2,795,408, respectively, for the three and nine months ended September 30, 1999. Increases in research and development expenses included increased expenditures in project costs and engineering personnel associated with the development of our Automatic Defibrillation Module, Wearable Cardioverter Defibrillator as well as ongoing support for our Powerheart product. In addition to these increases we recognized compensation cost of $551,442 using a Black-Scholes option pricing model for stock options granted to consultants.

         Selling expenses increased to $957,134 and $2,783,600, respectively, for the three and nine months ended September 30, 2000, from $252,871 and $932,792, respectively, for the three and nine months ended September 30, 1999. The increase was a result of marketing expenditures relating to the sale of the Powerheart in the United States and international countries. These increase included personnel and travel costs associated with five regional sales managers and five clinical application specialists involved in supporting the Medtronic Physio-Control efforts to market the Powerheart in the United States. Marketing expense relating to direct mail, trade shows, marketing literature and marketing studies also increased in the periods.

         General and administrative expenses increased to $1,699,081 and $3,144,222, respectively, for the three and nine months ended September 30, 2000, from $342,917 and $1,092,542, respectively, for the three and nine months ended September 30, 1999. The increase in expenses for the quarter and nine months ended September 30, 2000 as compared to the same periods in 1999 included personnel costs and related fringes, facility costs, consulting, professional fees and costs associated with the Cadent facility in Bedford, Massachusetts. In addition to these increases we recognized compensation cost of $259,810 using a Black-Scholes option pricing model for stock options granted to consultants.

         For the quarter and nine months ended September 30, 20000 we recorded certain non-cash charges in connection with our acquisition of Cadent. These non-cash charges consisted of: acquired in-process research and development of $13,587,026; amortization of goodwill and other intangibles of $567,952; and amortization of restricted stock of $775,500.

         Interest income, net, increased to $314,718 and $338,642 for the three month and year to date periods ended September 30, 2000 as compared to interest expense net of $2,918 and $6,550, respectively, for the same periods in the prior year due to the investment of the proceeds from private placements.

         Net loss increased to $20,044,441 or $0.88 per share and $25,560,592 or $1.47 per share, respectively, for the three month and year to date periods ended September 30, 2000 as compared to $1,724,804 or $0.18 per share and $4,828,892 or $0.52 per share, respectively, for the three and nine months ended September 30, 1999. The net loss for the quarter and nine months ending September 30, 2000 included non-cash charges associated with the purchase of Cadent, which aggregated $14,785,571 or $0.65 per share and $0.85 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had cash and cash equivalents of $25,176,207 and working capital of $24,439,086 as compared to cash and cash equivalents of $5,901,934 and working capital of $4,384,452 at December 31, 1999. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $52 million. We have incurred losses of $44,498,738 since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the requirements for and time required to obtain approval of 510(k) applications or other regulatory approvals, the progress of research and development programs, and market acceptance of our products.

         Successful completion of our development program for our products and transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the required cost structure.

         We anticipate that the current cash balance will be sufficient to meet our cash requirements for at least the next fifteen months. From time to time, we may also consider the acquisitions of, or evaluate investments in, certain products and businesses complementary to our business. Any such acquisitions or investments may require additional capital resources. There can be no assurance that such additional resources will be available on terms satisfactory to us, or at all, or that any financing transaction will not be dilutive to current stockholders.

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding:

o        products under development;
o        in-process research and development
o        technological and competitive advantages;
o        future cash requirements and the adequacy of cash on hand;
o our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs and
o        strategic alliances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                              CARDIAC SCIENCE, INC.
                              ---------------------
                           PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                None.

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                During the three-month period ending September 30, 2000, we sold 2,814,265 shares of common stock at $4.50 per share, for an aggregate purchase price of $12,664,166 to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933. In connection with the offering, we are obligated to pay a finder a fee equal to 7 percent of the gross proceeds of the sale, payable in cash or common stock.

                During the three-month period ending September 30, 2000, we sold 1,918,887 shares of common stock at $4.50 per share, for an aggregate purchase price of $8,634,992 to U.S. investors. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

Item 5.         OTHER INFORMATION

                None.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                               27.1           Financial Data Schedule.


         b)       Reports on Form 8-K:

                  The Company filed reports on Form 8-K dated July 11, 2000, as amended on Form 8K/A dated August 11, 2000, relating to the acquisition of Cadent Medical Corporation.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     CARDIAC SCIENCE, INC.
                                     ---------------------

      Date: NOVEMBER 13, 2000        /s/  Brett L. Scott
           -------------------       --------------------------
                                     Brett L. Scott
                                     (Authorized Officer and Principal
                                        Financial Officer)

                                                           Index to Exhibits

                               27.1     Financial Data Schedule.