Form 10-Q/A
period 2000-09-30
CARDIAC SCIENCE INC
filed 2000-11-20
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

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
                              ---------------------
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
                                   (Unaudited)

                                                             Three months ended                        Nine months ended

                                                      September 30,       September 30,       September 30,        September 30,
                                                           2000                1999                2000                1999
                                                     -----------------   -----------------   -----------------    ----------------
Sales                                                     $ 1,209,682            $    ---         $ 2,759,286            $    ---
Cost of goods sold                                          1,060,102                 ---           2,452,693                 ---
                                                     -----------------   -----------------   -----------------    ----------------
Gross profit                                                  149,580                 ---             306,593                 ---

Operating expenses:
   Research and development                                 3,066,953           1,126,098           5,490,834           2,795,408
   Selling                                                    957,134             252,871           2,783,600             932,792
   General and administrative                               1,554,174             342,917           2,999,315           1,092,542
   Acquired in-process research and development            13,587,026                 ---          13,587,026                 ---
   Amortization of goodwill and other intangibles             567,952                 ---             567,952                 ---
   Amortization of restricted stock                           775,500                 ---             775,500                 ---
                                                     -----------------   -----------------   -----------------    ----------------

Loss from operations                                      (20,359,159)         (1,721,886)        (25,897,634)         (4,820,742)
Interest income (expense), net                                314,718              (2,918)            338,642              (6,550)
                                                     -----------------   -----------------   -----------------    ----------------

Loss from operations before provision for
   income taxes                                           (20,044,441)         (1,724,804)         25,558,992          (4,827,292)
Provision for income taxes                                        ---                 ---               1,600               1,600
                                                     -----------------   -----------------   -----------------    ----------------

Net loss                                                 $(20,044,441)       $ (1,724,804)       $(25,560,592)       $ (4,828,892)
                                                     =================   =================   =================    ================

Net loss per share (basic and diluted)                      $   (0.88)          $   (0.18)           $  (1.47)          $   (0.52)
                                                     =================   =================   =================    ================

Weighted average number of shares used in the
   computation of net loss per share                       22,884,154           9,517,750          17,391,455           9,208,182
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

         General and administrative expenses increased to $1,554,174 and $2,999,315, respectively, for the three and nine months ended September 30, 2000, from $342,917 and $1,092,542, respectively, for the three and nine months ended September 30, 1999. The increase in expenses for the quarter and nine months ended September 30, 2000 as compared to the same periods in 1999 included personnel costs and related fringes, facility costs, consulting, professional fees and costs associated with the Cadent facility in Bedford, Massachusetts. In addition to these increases we recognized compensation cost of $259,810 using a Black-Scholes option pricing model for stock options granted to consultants.

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

      Date: NOVEMBER 17, 2000        /s/  Brett L. Scott
           -------------------       --------------------------
                                     Brett L. Scott
                                     (Authorized Officer and Principal
                                        Financial Officer)