Form 10-K405
period 2000-12-31
CARDIAC SCIENCE INC
filed 2001-04-02
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                   For the fiscal Year Ended December 31, 2000

                                       OR

 [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                 For the transition period from _____ to _____

                         Commission File Number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its Charter)

              Delaware                              33-0465681
  ---------------------------------   --------------------------------------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                 16931 Millikan Avenue, Irvine, California 92606
- --------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's telephone number (949) 587-0357
                                              --------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89,995,000 as of March 9, 2001 based on the closing price of the Common Stock on the NASDAQ National Market System on March 9, 2001. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 24,753,993 shares of the registrant's Common Stock outstanding as of March 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Definitive Proxy Statement for Issuer's Annual Meeting of Stockholders to be held in 2001 are incorporated by reference to Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                            Page
                                     Item Number and Caption                                               Number
                                     -----------------------                                               ------

PART I

    Item 1.     Description of Business...................................................................    3
    Item 2.     Description of Property...................................................................   19
    Item 3.     Legal Proceedings.........................................................................   19
    Item 4.     Submission of Matters to a Vote of Security Holders.......................................   19


PART II

    Item 5.     Market for Common Equity
                  and Related Stockholder Matters.........................................................   20
    Item 6.     Selected Financial Data...................................................................   21
    Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....   23
    Item 7A.    Quantitative and Qualitative Disclosures about Market Risk................................   26
    Item 8.     Financial Statements and Supplementary Data...............................................   27
    Item 9.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................   47


PART III

    Item 10.    Directors and Executive Officers..........................................................   47
    Item 11.    Executive Compensation....................................................................   47
    Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management...................................................................   47
    Item 13.    Certain Relationships and Related Transactions............................................   47
    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   47

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

Overview

     Cardiac arrest is the leading cause of death in the United States and Europe. According to the American Heart Association approximately 350,000 people die annually in the U.S. from sudden cardiac arrest. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering an in-hospital cardiac arrest is about 15% - a rate that has not changed since the 1960's. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

       Our technology platform consists of proprietary arrhythmia detection and discrimination software (RHYTHMx ECD(TM)) and defibrillation hardware and electrode technology, which are combined to create a line of fully automatic external cardioverter defibrillator ("AECD(R)") devices. These AECDs are designed to be prophylactically attached to patients at temporary risk of sudden cardiac arrest, and will

         o        continuously monitor a patient's heart rhythms,
         o instantly and accurately detect the onset of any life-threatening arrhythmias, and
         o when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

We believe our proprietary technology will help create a new standard of care by significantly increasing the survival rate of patients suffering sudden cardiac arrest.

       Our first AECD product, the Powerheart(TM), was introduced into the United States in February 2000, and is the only FDA cleared, fully automatic non-invasive external cardioverter defibrillator device. Through our distribution agreements which cover 48 countries including the United States and Canada, we sold 734 Powerhearts and related accessories for revenues of $4.2 million in the year ended December 31, 2000. In addition, we are currently developing two additional AECD products:

         o Cardiac Rhythm Module(TM) - formerly referred to as our Automatic Defibrillator Module, the Cardiac Rhythm Module or "CRM" is a portable, fully automatic defibrillator module designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the CRM is designed to provide complete rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing; and

         o Personal Wearable Defibrillator(TM) - the Personal Wearable Defibrillator or "PWD" is a small, wearable, fully automatic defibrillator designed to be worn by patients for a period of days or weeks, who are ambulatory within a hospital setting or home environment, and who are at temporary risk of sudden cardiac arrest.

     We own three patents and have twelve patent applications pending. We intend to continue to file additional patent applications relating to our technology.

       Our business strategy is centered on rapidly building an installed base of AECD devices in order to maximize the potential recurring revenue associated from sales of our single use, disposable defibrillator electrodes. All of our AECD devices are designed to utilize our proprietary defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our disposable defibrillator electrodes feature our proprietary "smart chip" technology, designed to ensure that only our electrodes will be used with devices utilizing our proprietary technology. We are now marketing our AECD devices directly to hospitals in the United States, and through country specific distributors in the rest of the world. We intend to acquire or enter into strategic alliances with other defibrillator and patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our AECD devices and technology.

       In January 2001 we announced an offer to acquire all the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for between
3.33 million and 4.44 million shares of our common stock. In February 2001, we entered into a definitive agreement to purchase all the outstanding shares of Survivalink, Inc., a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic external defibrillators ("AEDs"), for $35.5 million in cash and $35.5 million in common stock. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema and Survivalink, which we believe will cost effectively expand our AECD product line. We believe there are additional synergies between our distribution channels, customer base and cost structure, and those of Artema and Survivalink. Both transactions are anticipated to close in June 2001.

       From May 20, 1991 (inception) through December 31, 2000, we incurred losses of approximately $51.9 million, including approximately $16 million of non-cash expenses related to the acquisition of Cadent Medical Corporation in 2000. Successful completion of our development program and our transition to attaining profitable operations is dependent upon achieving a level of revenues which supports our cost structure. We intend to seek financing in order to fund the cash portion of the Survivalink transaction and to provide additional working capital. We cannot assure you that we will be successful in any of these areas.

       We have offices in Irvine, California and Bedford, Massachusetts. Our corporate office is located at 16931 Millikan Avenue, Irvine, California 92606 and the telephone number is (949) 587-0357.

Background

         Each year over 350,000 people in the U.S. die from cardiac arrest. The American Heart Association and numerous clinical researchers have established that a patient's chance of surviving a cardiac arrest decreases by approximately 10% or more each minute after the onset of cardiac arrest. The American Heart Association has acknowledged that it has under-emphasized the role of prompt defibrillation. The American Heart Association and some of the world's major resuscitation councils have determined that prompt defibrillation is the single most important therapy for the treatment of cardiac arrest. While the urgency of response is known to be a critical factor in saving lives, numerous hospital studies have documented delays of five minutes or more between the calling of the cardiac arrest to the arrival of the first medical team member. Clinical studies have shown that the average survival rate of patients who have had an in-hospital cardiac arrest is about 15% -- a rate which has not improved since the 1960's. The ability to respond to a life-threatening heart rhythm within seconds minimizes oxygen loss to the brain, thereby eliminating potential neurological damage and a diminished quality of life that often occurs when defibrillation is withheld for even a few minutes. Overall, by responding promptly, lives may be saved, debilitation may be lessened, recovery periods shortened and hospital stays reduced.

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

         o Ventricular tachycardia. This occurs when electrical disturbances cause a dangerously fast heart rate. The increased heart rate and the uneven nature of the contractions reduce the delivery of blood and oxygen to the brain and body. This can result in unconsciousness, and may lead to ventricular fibrillation (described below) and subsequent death if left untreated. Ventricular tachycardia may be treated with drugs, by a procedure called pacing, or by electrical shock called "cardioversion." Cardioversion depolarizes the entire heart causing the heart to "reset." It is appropriate when the ventricular tachycardia rate is very fast. Termination of the abnormal contractions returns the cardiac rhythm back to normal.

         o Ventricular fibrillation. This is a condition in which many different locations of the heart contract at an extremely disorganized and rapid rate of 150 to 500 beats per minute. These different, rapid impulses cause an irregular and chaotic cardiac rhythm with little or no delivery of blood and oxygen to the brain and body. In this condition, a patient will quickly lose consciousness and die within minutes unless the rhythm is terminated by an electrical shock. This shock is called defibrillation.

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

                       Relationship between Survival Rate
                      and Time to External Defibrillation


Survival Rate (%)     100     90      78      66      54      43      33      23      15      11      8       7
- ----------------------------------------------------------------------------------------------------------------
Time in
 Defibrillation
 shock (in minutes)     0      1       2       3       4       5       6       7       8       9     10



         Current Modes of Treatment

         o Implantable cardioverter defibrillator or "ICD" devices. These devices, which are both automatic and ambulatory, are implanted into patients at chronic risk for cardiac arrest. An ICD device is a complex electronic instrument, consisting of a heart monitor and defibrillator module, implanted in the abdominal cavity or chest with electrodes attached directly to the heart. When the monitor detects a dangerous arrhythmia that satisfies the detection algorithm criteria, the defibrillator delivers an electrical charge through the heart that provides nearly instantaneous reversion to normal heart rhythm. ICD devices are invasive and the procedure costs in excess of $25,000.

         o External defibrillators. These are widely used to treat patients in cardiac arrest. One type of device is the manual defibrillator, which requires highly skilled medical personnel (e.g., a physician or paramedic) to analyze and interpret the patient's electrocardiogram to determine if defibrillation is required and, if it is, to manually administer the electrical shock. Recently, more sophisticated semi-automatic defibrillators have been developed which perform the analysis of the patient's heart rhythm and, if it is determined that the patient is in cardiac arrest, advise the medical staff to administer the shock. The common denominator among these existing devices is that they require the intervention of a trained individual to administer the shock.

RHYTHMx ECD

         RHYTHMx ECD(TM) software is designed to be incorporated into external defibrillator devices. RHYTHMx ECD software enables these devices, which are attached prophylactically to patients who are determined to be at temporary risk of cardiac arrest, to

         o        continuously monitor their heart rhythms,
         o accurately and instantly detect the onset of life-threatening ventricular tachyarrhythmias, and
         o when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

We received FDA clearance for RHYTHMx ECD software in August 1998.

         To analyze a patient's heart rhythm, RHYTHMx ECD software detects and captures the electrical signal produced by the heart's activity. The incoming signal is sampled every two milliseconds--i.e., 2/1000th of a second. This signal is filtered, manipulated, and processed mathematically to produce meaningful and reliable data for analysis. The primary parameter in determining if a rhythm is shockable or not is the rate at which electrical events occur. This rate is called the Shockable Tachyarrhythmia Detection rate or simply the "detection rate." Analysis of the detection rate occurs on a continuous basis.

         RHYTHMx ECD software is capable of distinguishing between unusually fast "normal" rhythms and abnormal rhythms (e.g., ventricular tachyarrhythmias), the latter of which requires electrical shock. This feature is the Modulation Domain Function or "MDF(R)." MDF uses sophisticated morphology differentiation techniques designed to reduce the probability of mistakenly delivering defibrillation therapy for rapid, albeit normal, heart rhythms.

         When a device utilizing RHYTHMx ECD software is ready to deliver a shock, it first verifies that the defibrillation electrodes are properly attached to the patient, that it can safely deliver the shock, and that the rhythm is still shockable. If the life-threatening rhythm has changed on its own and no longer requires a shock, the device safely disposes of the charge within the device itself. After the shock is delivered, the device quickly re-acquires the electrocardiogram signal and resumes analysis of the resulting rhythm. If the life-threatening rhythm continues, the device recharges and causes another shock to be delivered, if so programmed. If the shock restores a normal rhythm, the device evaluates the rhythm for one minute, then resets to the beginning of its therapy sequence. Should the abnormal rhythm recur during this one minute interval, the device continues therapy by delivering the next programmed shock.

Research and Clinical Results

         To validate the safety and efficacy of our RHYTHMx ECD software, a multi-center clinical trial using a pre-production version of the Powerheart was conducted between February 1993 and May 1997. The trial was divided into two phases. Phase I tested the tachyarrhythmia detection and discrimination algorithms. Phase II tested the entire system including both the arrhythmia analysis algorithm and the prototype Powerheart in which RHYTHMx ECD had been embedded. In the Phase II trial, patients attached to the Powerheart were studied in either the electrophysiology lab or in the critical care unit. A total of 155 patients were enrolled.

         Phase II data was collected from a total of 104 patients at the following medical centers: Arizona Heart Institute, University of California-Irvine Medical Center and the University of Southern California Medical Center. The Powerheart was utilized for 1,216 hours during this study.

         Overall results from both phases of the clinical trial found that:
         o        Powerheart had
               * a sensitivity of 100% -- i.e., it correctly identified shockable episodes, and
               * a specificity of 99.5% -- i.e., it did not allow a non-shockable rhythm to be shocked in 99.5% of the episodes,
         o the average time to first shock using Powerheart was approximately 21 seconds, and
         o normal rhythm was restored by the first shock with the Powerheart in 96.2% of the cases.

The table below presents performance data for the Powerheart in relation to AHA-recommended goals. As illustrated, the Powerheart exceeded both stipulated AHA performance goals.

                                           AHA's Highest Goals     Powerheart Performance
                                           -------------------     ----------------------
     Shockable        Sensitivity          > 90.0 %                100.0 %
     Nonshockable     Specificity          > 99.0 %                99.5 %

Source: Cardiac Science 510(k) submission

Products

         Our initial product, the Powerheart, is a fully automatic external defibrillator-monitor designed for in-hospital use. We received European regulatory clearance for Powerheart in late 1999 and we made our first commercial shipment to Europe in December 1999. We subsequently received 510(k) clearance from the FDA for the commercial version of the Powerheart in January 2000. Shipments of Powerhearts in the United States began in the first quarter of 2000.

         Our second product, the Cardiac Rhythm Module ("CRM"), is currently under development and is anticipated to be released in the third quarter of 2001. The CRM is a fully automatic defibrillator module that is designed to work as a standalone AECD device, or to be connected and work in conjunction with existing third party patient monitoring systems. The CRM is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic, and manual defibrillation therapy modes and external pacing.

         Our third product, the Personal Wearable Defibrillator ("PWD"), is also under development and is anticipated to be released in the fourth quarter of 2002. The PWD is designed to be a small, portable, fully automatic defibrillator that will be worn by patients who are ambulatory in either a hospital or home environment, and at temporary risk of sudden cardiac arrest for a period of days or weeks.

         Powerheart

         The Powerheart utilizes RHYTHMx ECD software to monitor patients at risk of cardiac arrest and to immediately and automatically treat life-threatening arrhythmias when they occur. Use of the Powerheart obviates the need for human intervention and provides a potentially life-saving defibrillation shock in as little as 10 seconds.

         The Powerheart is a non-invasive device attached externally to the patient's chest via our disposable defibrillator electrodes which are required to be changed every 24 hours for safety, sanitary and performance reasons. Patient-specific parameters are programmed into its microcomputer in accordance with the physician's instructions. The Powerheart then continuously monitors the patient's cardiac activity and, if it detects a life-threatening abnormality, transmits a defibrillation shock within seconds and without the aid of hospital staff to convert the patient's heart rhythm back to normal.

         In clinical trials, the average response time for the Powerheart to deliver a defibrillation shock was 21 seconds as compared to approximately five to seven minutes with the current standard of care. It is widely recognized that the most effective way to increase survival from sudden cardiac arrest is to reduce time to defibrillation.

         We believe that the initial implementation of the Powerheart in a hospital environment will result in an increase in the quality of care with a simultaneous reduction in patient care costs. Many patients suspected to be at risk of cardiac problems are admitted to a cardiac care unit for no reason other than the ability to receive prompt defibrillation therapy in the event of cardiac arrest. For these patients, the Powerheart provides yet another advantage. These patients may be attached to a Powerheart and then moved to a less expensive monitoring unit or even a standard hospital bed. This would allow for more cost-effective use of cardiac care beds, and would provide appropriate care when the critical care unit becomes overcrowded.

         The Powerheart can be wall mounted or attached to a mobile cart. Moreover, it can be used when patients are being transported within the hospital. In addition to the RHYTHMx ECD software, the Powerheart includes the following components:

         o Rhythm Analysis System - This system assesses the patient's electrocardiogram to determine when therapy is appropriate based upon parameters set by the patient's physician. ECG signals are sensed by ECG electrodes placed on the patient's chest. The signal is amplified and filtered by an electrical analog circuit, digitized, and then analyzed by the RHYTHMx ECD software to determine when defibrillation therapy is appropriate.

         o Defibrillator - The Powerheart uses electrical circuitry that provides an AAMI (Association for the Advancement of Medical Instrumentation) standard waveform for defibrillation. These monophasic waveforms are used by a majority of defibrillators on the market and have the longest proven performance record. The Powerheart can be programmed to initially deliver a low amount of electrical energy and then provide progressively greater amounts of energy, if needed, to restore the patient's heart to its normal rhythm. The maximum energy that can be delivered by the Powerheart is 360 joules, the limit recommended by the AHA.

         o Defibrillation Electrodes - The Powerheart uses our proprietary, self-adhesive, single use, disposable defibrillation electrodes. These proprietary electrodes are manufactured by a third party to our specifications, and include certain proprietary artifact reducing technology. They must be replaced on a daily basis for sanitary, safety, and performance reasons.

         o Data Storage - The device stores real-time ECG data on a real-time basis in digital form. In addition, a strip chart recorder automatically prints real-time ECG and relevant device data during significant detected events.

         o User Interface - Operating modes and patient-specific parameters for rhythm analysis are programmed via the user interface. The Powerheart has a liquid crystal display that indicates real-time patient ECG data as well as device settings.

         o Data Retrieval Software - This software, which runs on a personal computer, is used to access data stored by the Powerheart. The data can be viewed on a monitor and printed on a standard high-resolution printer. These capabilities enable valuable post-facto analysis of the patient's rhythm and the device's operations.

         The Powerheart is capable of providing as many as nine consecutive defibrillation shocks of up to 360 joules for each life-threatening ventricular tachyarrhythmia event. The Powerheart's unique protection is available to the patient throughout the period of high risk, whether the duration is hours, days, or weeks.

         The Powerheart runs on standard AC power, but also has a backup battery that provides up to one hour of freestanding use. This battery is recharged automatically whenever the Powerheart is plugged in so that it is always ready for use. The battery provides reliable backup in case of a power outage and allows the Powerheart to go with the patient should the patient need to be moved.

         Besides the disposable defibrillation electrodes attached to the patient, four additional monitoring electrodes also are attached which provide up to three separate ECG signals (channels) for analysis. These additional channels provide the physician with the ability to select and change the channel of ECG to be analyzed. Once the electrodes are attached, the operator can program the Powerheart according to the physician's specification. The Powerheart automatically verifies hook-up quality. Assuming the patient is in a normal rhythm, the operator can proceed to program the device and commence automatic analysis.

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

         o Manual mode. In this mode, the Powerheart functions as a standard manual defibrillator. The operator selects the shock energy, charges the device, and manually delivers the shock.

         o Advisory mode. In this mode, the Powerheart provides the automatic analysis and will automatically prepare to shock a shockable rhythm. However, the operator must interact with the device before a defibrillation shock will be delivered to the patient.

         o Fully automatic mode. This is the primary intended mode of operation for the Powerheart. The automatic mode of the Powerheart delivers optimal benefits to the patient and healthcare provider in terms of its instant analysis and rapid response features.

         The table below compares the Powerheart to existing semi-automatic external defibrillators used in most hospitals.

Capability                             Powerheart                                 Standard Hospital Defibrillator
- -------------------------------------- ------------------------------------------ ------------------------------------------
Indication for use                     Patients at risk for cardiac arrest        Patient is unconscious, has no pulse
                                                                                  and is not breathing
Conditions for attachment              Normal rhythm                              Patient assumed to be in ventricular
                                                                                  tachycardia or Ventricular fibrillation
Time to first defibrillation           21 seconds (average)                       5 - 7 minutes
Unattended use                         Yes                                        No
Automatic shock                        Yes                                        No
Prophylactic Monitoring                Yes                                        No
Signal interference                    Designed to reject signal interference     Not suitable for patients that are
                                       and allow patient motion                   moving or being moved
Length of use                          Long-term                                  For emergencies only
Accuracy-- Specificity:                >99.0%                                     >99.0%
           Sensitivity:                >99.0%                                       75.0%-95.0%
- -------------------------------------- ------------------------------------------ ------------------------------------------

         Cardiac Rhythm Module

         Formerly referred to as our "Automatic Defibrillator Module," the Cardiac Rhythm Module or "CRM" is currently under development and is expected to be completed in the third quarter of 2001. Functionally, the CRM is intended to extend the capabilities of traditional patient monitoring systems beyond their current diagnostic role and allow them to deliver potentially life-saving defibrillation therapy in one of three modes: fully automatic, semi-automatic or advisory, and fully manual.

         As currently designed, the CRM will embody most of the features of the Powerheart, but it will be smaller in size and less costly to manufacture, it will provide external pacing for patients, and it will utilize a bi-phasic waveform rather than the monophasic shocking waveform used by the Powerheart. In addition, the CRM has been designed so that it can be integrated with existing patient monitoring systems in addition to being used as a totally stand-alone defibrillator. The CRM is also intended to be able to communicate with existing patient monitoring systems, allowing for the CRM's programming parameters to be displayed on the monitoring systems' screen and at the central monitoring station, and allowing for enhanced data storage and retrieval functionality. In its initial form, we anticipate that the CRM will be located next to or near the patient monitoring system as a stand-alone device. We anticipate that subsequent versions will be designed to be completely integrated within the patient monitoring systems themselves.

         Personal Wearable Defibrillator

         On July 1, 2000 we acquired Cadent Medical Corporation of Bedford, Massachusetts ("Cadent"), a privately held company that is developing a small Personal Wearable Defibrillator ("PWD") designed to be attached to cardiac patients who are mobile and at temporary risk of cardiac arrest for a period of days or weeks. This device is designed to be small, lightweight, portable, battery-operated and very easy-to-use, and development work is expected be completed in the second half of 2002. We intend to integrate our RHYTHMx ECD software into the PWD to assure that a patient, whether in a hospital or at home, will automatically receive a defibrillation shock should he suffer a life-threatening heart rhythm. Other anticipated features include an optimized low energy biphasic wave form, voice prompts to assist users, disposable defibrillator electrodes, data recording, storage and retrieval, wireless communications, and self-test capabilities. We anticipate that future generations of the PWD will include monitoring of multiple physiological parameters. As a result of the Cadent acquisition, we are devoting our design and development know-how, gained from our earlier efforts to develop a proprietary wearable defibrillator, towards development of the PWD.

         Through the Cadent transaction, we also acquired proprietary and patented disposable defibrillation electrode technology. These electrodes consist of miniaturized segments separated by open spaces, thereby providing enhanced patient comfort and improved efficacy for long-term wear when compared to our proprietary defibrillation electrodes. It is anticipated that these patented electrodes will be utilized in our product line.

Recent Developments

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. MPC recently provided us with notice that, among other things, our planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with us. MPC has stated that in light of such facts, it believes it to be in the best interests of the parties to terminate the agreement. We currently are in discussions with MPC regarding the nature and extent, if any, of our commercial relationship going forward, and expect to reach a definitive conclusion within the next several months. In the meantime, we are expanding our sales force to 15 sales representatives and seven clinical support people in order to market the Powerheart directly to hospitals.

         In January 2001, we announced an offer to acquire all the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for between
3.33 million and 4.44 million shares of our common stock. In February 2001, we entered into a definitive agreement to purchase all the outstanding shares of Survivalink, Inc., a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic external defibrillators ("AEDs"), for $35.5 million in cash and $35.5 million in common stock. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema and Survivalink, which we believe will cost effectively and quickly expand our AECD product line. In addition, we believe there are additional synergies between our product lines, distribution channels and customer base, and those of Artema and Survivalink. Both transactions are anticipated to close in June 2001.

Sales

         Through our distribution agreements which cover 48 countries including the United States and Canada, we sold 734 Powerhearts and related accessories for revenues of $4.2 million in the year ended December 31, 2000. Sales to Medtronic Physio-Control accounted for approximately 48% of total sales for the year 2000 with the balance being made to our international distributors.

Marketing Strategy

         We believe that the key to adoption of our technology and AECD products will be a combination of market awareness and clinical experience with the products. To this end, we have established a scientific advisory board consisting of expert physicians and professors from around the world. Members of this group have developed protocols and, with our sponsporship, have initiated a number of multi-center studies for the purpose of validating caregiver and patient benefits, and associated cost advantages of our technology and AECD devices as compared to other standards of care. We believe that the commercial success of our products will require active marketing, education and sales efforts to create market awareness of the product. We believe that decisions to purchase our products generally will be made by cardiologists, cardiovascular specialists (including those specializing in electrophysiology and arrhythmia control), internists, nursing staffs, administrators and other hospital personnel involved in product procurement and cost-benefit analysis.

         We are expanding our direct sales force to 15 sales representatives and seven supporting clinical specialists to market the Powerheart in the U.S. hospital market. We have also established a network of qualified international distributors managed by our sales managers on a country-specific basis. As of December 2000, we had signed exclusive distribution agreements for 37 markets worldwide. These agreements call for minimum purchase commitments in order for the distributor to maintain exclusivity. We are currently negotiating with other international distributors interested in marketing the Powerheart in the remaining targeted markets. In addition to marketing our AECD devices directly and through international distributors, we intend to enter into strategic alliances with other manufacturers of defibrillators and patient monitoring equipment. These alliances would include licensing our RHYTHMx ECD technology for integration with existing devices and OEM sales of our AECD devices.

 Manufacturing

         In September 1998, we entered into a development and manufacturing agreement with Zevex International, Inc., a contract medical device manufacturer, to manufacture the commercial version of the Powerheart. On July 1, 2000 we mutually agreed with Zevex to terminate this relationship. In anticipation of this change, Zevex supplied us with additional inventory of Powerhearts to enable us to effect a smooth transition to in-house manufacturing of the Powerheart that began in December 2000.

         The materials used in manufacturing the Powerheart consist primarily of electronic, mechanical, and electromechanical components that generally are available from various vendors and suppliers. However, certain components require customization, can require considerable lead-time, and their availability cannot be assured. We intend to continue to warehouse necessary components to meet our monthly production requirements and to carry an adequate inventory of finished goods to meet expected customer demand.

         We currently are evaluating several manufacturing alternatives with respect to the manufacturing of the CRM, including expanding our in-house manufacturing operation, and engaging a third party contract manufacturer. We anticipate selecting an alternative during the second quarter of 2001.

         The FDA and foreign counterparts conduct periodic inspections of manufacturing facilities to ensure compliance with "Quality System Regulations," "Good Manufacturing Practices" and other regulations, such as those promulgated by the International Standards Organization. Any concerns raised by such inspections could result in regulatory action, delays, or termination of production.

Competition

         To our knowledge, the Powerheart is the only external defibrillator device that provides fully automatic detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. The Powerheart competes with a variety of semi-automatic and manual defibrillators presently in use which are marketed by Medtronic Physio-Control, Agilent (a spin off from Hewlett Packard Corporation and recently acquired by Phillips), and Zoll Medical, Inc. The products sold by these companies require a trained individual to deliver defibrillation therapy. Our products also may compete with products from other companies, such as Heartstream, Inc. (a subsidiary of Phillips), Survivalink, Inc., and Laerdal Corporation.

         We believe our products do not compete with implantable cardioverter or "ICD" devices -- i.e., miniature cardioverter devices permanently implanted in a patient's chest. Our products may be utilized by patients waiting for implantable cardioverter device surgery or patients temporarily unable to risk such surgery.

Intellectual Property

         We believe that our patent and trademark rights are valuable. We also believe that our trade secrets, proprietary technology, and our ability to develop a market for our products may be equally valuable. On December 12, 1995, the U.S. Patent and Trademark Office issued Patent No. 5,474,574 titled "Automatic External Cardioverter Defibrillator." In general this patent relates to a cardiac monitoring and defibrillation system which may be embodied as a bedside unit or an ambulatory unit. The system includes amplification and processing circuitry, which receives and conditions inputs from a variety of sensing means such as an ECG. A noise and artifact filter discrimination procedure is employed to prevent erroneous detection of the onset of cardiac arrhythmias. Based on these signals, the system automatically delivers or withholds therapy according to parameters selected by the physician. A microprocessor controls therapeutic electrical stimuli, which may be delivered to a patient in accordance with a cardioverter/defibrillator step therapy method. The microprocessor may be operated or programmed by means of a control panel or external programming and monitoring unit. In one embodiment, the system includes a bi-directional communication link, which allows the microprocessor to be monitored and programmed by a physician at a remote location. Furthermore, the system provides a method for detecting cardiac arrhythmias and distinguishing between the different types of arrhythmias which may be detected. The inventors have assigned to us their rights under the patent on a royalty-free basis.

         In 1992, we were assigned all of the rights and titles to, and interest in, any and all trade secret rights and technology concerning the manufacture of defibrillator devices for the treatment of ventricular tachyarrhythmias such as ventricular tachycardia, ventricular fibrillation and similar heart diseases held by Medstone International, Inc. The assignment excluded any such rights and technology to the extent they have been used in the past or are presently being used in the manufacture of Medstone's lithotripsy products, used for the non-invasive disintegration of kidney stones and gallstones.

         In December 1993, we obtained an exclusive license to make, have made, use and sell products covered by U.S. Patent No. 4,576,170, issued on March 18, 1986, and titled "Heart Monitor and Defibrillator Device" (the "Bradley Patent"). On July 1, 2000 we purchased all rights in and to this patent in exchange for 165,000 shares of restricted common stock. We believe that this patent relates to one or more of our products.

         In December 2000, the U.S. Patent and Trademark Office issued Patent No. 6,148,233 titled "Defibrillation System Having Segmented Electrodes." The patent was originally applied for in 1997 by Cadent and was assigned to Cardiac Science in conjunction with our acquisition of Cadent in July 2000. This patent relates to electrodes that consist of miniaturized segments separated by open spaces, thereby providing enhanced patient comfort and improved efficacy for long-term wear when compared to conventionally shaped defibrillation electrodes. It is anticipated the patented electrodes will be utilized with our Powerheart and new products under development, including our CRM designed for integration with standard patient monitoring systems and our PWD.

         In addition, we have twelve patents pending, and we intend to file additional patent applications relating to our proprietary technology.

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

         In October 1997, we received 510(k) clearance from the FDA to market the clinical version of the Powerheart in the United States. In August 1998, we received 510(k) clearance from the FDA to market RHYTHMx ECD and to integrate it into other stand-alone defibrillator monitors. In January 2000, we received clearance from the FDA to market the commercial version of the Powerheart in the United States. In February 2001, we received notification from the FDA that allows our Powerheart to be used in outpatient surgery centers, nursing homes and at home when prescribed by a physician. We have also received the necessary approvals to market the Powerheart within Europe, Canada, Australia and other regions of the world

          Our products will be subject to FDA review of labeling, advertising and promotional materials, as well as record keeping and reporting requirements. Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the products, could result in FDA regulatory or enforcement action. Further, any changes to the products or their labeling may require additional FDA submissions, review, clearance or approval.

Research and Development

         Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $8,247,694, $4,406,297, and $2,209,524, respectively.
We intend to continue to devote resources and capital to research and development so we can improve and refine our existing products and technology, develop and commercialize our products currently under development, and develop new applications for our technology.

Backlog

         As of December 31, 2000, we had no backlog of firm orders as compared to a backlog of $1,200,000 as of December 31, 1999.

Employees and Contract Engineers

         As of December 31, 2000, we had 99 full-time employees and 13 contract engineers, of which a total of 50 employees and contract engineers supported our research and development activities. None of our employees are represented by a collective bargaining arrangement and we believe our relationship with our employees is satisfactory. We intend to add additional personnel as we implement our business strategy.

Safe Harbor For Forward Looking Statements Under the Securities Litigation Reform Act of 1995; Risk Factors

         This Annual Report on Form 10-K and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements." These statements, including statements regarding

         o        products under development;
         o        technological and competitive advantages;
         o        timetable for commercial introduction of our products;
         o our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;
         o markets, demand for our services, purchase orders and commitments;
         o        strategic alliances;
         o        the competitive and regulatory environment;
         o the proposed acquisitions of Artema and Survivalink and the anticipated synergies from the acquisitions;
         o        planned integration of technologies with products; and
         o        marketing strategies,

are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

         Sometimes we communicate with securities analysts. It is against our policy to disclose to analysts any material non-public information or other confidential commercial information. You should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We have a policy against issuing financial forecasts or projections or confirming the accuracy of forecasts or projections issued by others. If reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility.

         The risks presented below may not be all of the risks we may face. These are the factors that we believe could cause actual results to be different from expected and historical results. Other sections of this report include additional factors that could have an effect on our business and financial performance. The industry that we compete in is very competitive and changes rapidly. Sometimes new risks emerge and we may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

         We have a limited operating history and a history of losses, we expect to incur losses in the future, and our auditors have expressed doubt as to our ability to continue as a going concern

         We were formed in 1991 and have been engaged primarily in organizational activities, research and development, pre-clinical testing, human clinical trials, and capital raising activities. In February 1994, we substantially curtailed our operations due to lack of funds. In May 1994, we temporarily ceased all activities except those related to obtaining financing. We resumed operations upon the completion of a private placement financing in September 1994.

         We incurred net losses of approximately $32.9 million, $ 7.7 million, and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, we had an accumulated deficit of $51.9 million, which has since increased. We expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities, and costs associated with the market introduction of our new products. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control. As a result, we anticipate that we will continue to incur losses for the foreseeable future.

         We received a report on our consolidated financial statements from our independent accountants, PricewaterhouseCoopers LLP, for the year ended December 31, 2000, that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without, among other things, obtaining additional financing adequate to support our expansion plans, manufacturing, research and development activities, or achieving a level of revenues adequate to support our cost structure.

         Our business is subject to factors outside our control

         Our business may be affected by a variety of factors, many of which are outside our control. Factors that may affect our business include:

         o        the success of our product development efforts;
         o        the success of our marketing campaign;
         o        competition;
         o        our ability to attract qualified personnel;
         o the amount and timing of operating costs and capital expenditures necessary to establish our business, operations, and infrastructure;
         o        governmental regulation; and
         o general economic conditions as well as economic conditions specific to the medical industry.

         Our products under development may not function as intended

         We currently have two products under development - the Cardiac Rhythm Module anticipated for release in 2001, and the Personal Wearable Defibrillator anticipated for release in 2002. We cannot assure you that the development of either product will be successfully completed by their anticipated release dates, if at all, or that the products, if developed, will function properly. If we are unable to successfully develop, market, and manufacture the CRM, it will have an adverse affect on our ability to generate revenue.

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

         We have limited manufacturing experience

         We have limited manufacturing experience, and no experience in manufacturing products in the volumes that will be necessary for us to achieve significant commercial sales. In September 1998, we entered into a development and manufacturing agreement with Zevex International, Inc., a contract medical device manufacturer. Effective July 1, 2000 we mutually agreed with Zevex to terminate this relationship. We began manufacturing the Powerheart in December 2000. We cannot assure you that we will be able to provide reliable, high-volume manufacturing at commercially reasonable costs. We may encounter difficulties in establishing its production capabilities, including problems involving quality control and assurance, and shortages of qualified personnel. In addition, our manufacturing facilities will be subject to applicable FDA regulations, international quality standards, and other regulatory requirements. Failure by us to maintain our respective facilities in accordance with FDA regulations, international quality standards, or other regulatory requirements may result in delays or termination of production, which could have a material adverse effect on our business, financial condition, and results of operations.

         Supply shortages can cause delays in manufacturing and delivering products

         We rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from supplies are available from multiple sources. We believe that we will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. Lack of availability of certain components could require major redesign of the products and could result in production and delivery delays.

         We must maintain and establish strategic alliances and other third party relationships to implement our business strategy

         Our strategy for manufacturing, marketing, and distributing our products is dependent upon forming strategic alliances and relationships with joint venture partners, contract manufacturers, or other third parties, and upon the subsequent success of these parties in performing their responsibilities. We cannot assure you that our existing arrangements or those which we may establish in the future will be successful. There would be a material adverse effect on us if

         o any of our existing arrangements are cancelled or are unsuccessful, and we are unable to secure new alliances in their place; or
         o        we are unable to secure additional strategic alliances.

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

         Any regulatory clearance, if granted, may include significant limitations on the uses for which our products may be marketed. FDA enforcement policy strictly prohibits the marketing of cleared medical devices for unapproved uses. In addition, the manufacturing processes used to produce our products will be required to comply with the Good Manufacturing Practices or "GMP" regulations of the FDA. These regulations cover design, testing, production, control, documentation, and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. Our facilities and manufacturing processes and those of certain of our third party contract manufacturers and suppliers will be subject to periodic inspection by the FDA and other agencies. Failure to comply with applicable regulatory requirements could result in, among other things,

         o        warning letters,
         o        fines,
         o        injunctions,
         o        civil penalties,
         o        recalls or seizures of products,
         o total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices,
         o        withdrawal of clearances, and
         o        criminal prosecution.

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

         We face intense competition

         The domestic and international markets for external defibrillators are highly competitive. Our products will compete with a variety of existing external defibrillators that are presently in widespread use, including devices which are designed to automatically perform the diagnosis of the patient but with which therapy is manually initiated by a trained individual. The external defibrillation market is dominated by

         o Medtronic Physio-Control, a wholly-owned subsidiary of Medtronic, Inc.;
         o Agilent (a spin-off from Hewlett Packard Corporation and recently acquired by Phillips) and its subsidiary, HeartStream, Inc.; and
         o        Zoll Medical, Inc.

         Other competitors in this market segment include Marquette Electronics, Inc., Survivalink, and Laerdal Corporation. In February 2001, we agreed to acquire Survivalink Corporation, a privately held Minneapolis-based company. The acquisition is expected to close in June 2001.

         Many of the manufacturers of competing external devices

         o        are well established in the medical device field,
         o have substantially greater experience than us in research and development, obtaining regulatory clearances, manufacturing, and sales and marketing, and
         o have significantly greater financial, research, manufacturing, and marketing resources than us.

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

         We are exposed to numerous risk associated with international sales

         We market our products in international markets. International operations entail various risks, including

         o        political instability;
         o        economic instability and recessions;
         o        exposure to currency fluctuations;
         o        difficulties of administering foreign operations generally;

         o        reduced protection for intellectual property rights;
         o        potentially adverse tax consequences; and
         o obligations to comply with a wide variety of foreign laws and other regulatory requirements.

         We have limited marketing and sales capabilities

         We have limited sales and marketing resources. Although our executive management team has extensive marketing and sales experience in the cardiology field, we cannot assure you that our marketing and sales efforts will be successful. We intend to market our products in the United States via a direct sales force and through strategic alliances. We intend to market our products in other foreign countries through a network of international distributors. We cannot assure you that we will be able to consummate strategic distribution partnerships with other companies for our products, that distributors will devote adequate time or resources to selling our products, or that our own direct sales force will be successful in selling our products.

         Our business is dependent upon our executive officers, and our ability to attract and retain other key personnel

         Our success is dependent in large part on the continued employment and performance of our President and Chief Executive Officer, Raymond W. Cohen, as well as other key management and operating personnel. The loss of any of these persons could have a material adverse effect on the business. We do not have key person life insurance on any of our employees other than Raymond W. Cohen.

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

         We may face product liability claims

         The testing, manufacturing, marketing and sale of medical devices subjects us to the risk of liability claims or product recalls. For example, it is possible that our products will fail to deliver an energy charge when needed by the patient, or that they will deliver an energy charge when it is not needed. As a result, we may be subject to liability claims or product recalls for products to be distributed in the future or products that have already been distributed. Although we maintain product liability insurance in the countries in which we conduct and intend to conduct business, we cannot assure you that such coverage is adequate or will continue to be available at affordable rates. Product liability insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful product liability claim could inhibit or prevent commercialization of our products, impose a significant financial burden on us, or both, and could have a material adverse effect on our business and financial condition.

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

         We depend on patents and proprietary rights

         Our success will depend, in part, on our ability to obtain and maintain patent rights to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We cannot assure you that

         o        any additional patents will be issued to us,
         o the scope of any existing or future patents will exclude competitors or provide us with competitive advantages,
         o any of our patents will be held valid and enforceable if challenged, or
         o others will not claim rights in or ownership to the patents and other proprietary rights held by us.

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

         We may not be able to protect our intellectual property rights

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Such litigation, if it occurs, could result in substantial expense to us and diversion of our efforts, but may be necessary to

         o        enforce our patents,
         o        protect our trade secrets and know-how,
         o defend us against claimed infringement of the rights of others, or
         o determine the enforceability, scope, and validity of the proprietary rights of others.

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

         Our stock price may be volatile

         The market prices of many publicly traded companies, including emerging companies in the health care industry, have been, and can be expected to be, highly volatile. The future market price of our common stock could be significantly impacted by

         o        future sales of our common stock,
         o announcements of technological innovations for new commercial products by our present or potential competitors,
         o        developments concerning proprietary rights,
         o        adverse results in our field or with clinical tests,
         o        adverse litigation,
         o        unfavorable legislation or regulatory decisions,
         o        public concerns regarding our products,
         o        variations in quarterly operating results,
         o        general trends in the health care industry, and
         o        other factors outside of our control.

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

         Future issuances of our common stock could cause our stock price to decline

         We have reserved a significant number shares of our common stock for issuance upon the exercise of outstanding options and warrants. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders, and may have a material adverse effect on the market price of our common stock.

         We may not be able to successfully manage our growth

         We intend to grow internally as well as through the acquisition of companies in the future, whenever feasible. We cannot predict whether suitable acquisition candidates will be available on reasonable terms, and we may not have access to adequate funds to complete any desired acquisitions. Once acquired, we cannot guarantee that we will successfully integrate the operations of the acquired companies. Combining organizations could interrupt our activities and have a negative impact on our operations. If we fail to effectively manage our growth, our results could suffer.

         We have tendered an offer to acquire all of the outstanding shares of Artema Medical, and we entered into an agreement to acquire Survivalink Corporation. Each of the transactions is subject to the satisfaction of material conditions, and we cannot assure you that either or both transactions will be consummated. We believe the acquisitions will enable us to cost effectively expand our product line, and will help us rapidly build an installed base of AECD devices. If either or both transactions are not consummated, it could have a material adverse effect on our business.

Item 2.  DESCRIPTION OF PROPERTY.

         We entered into a five-year lease for a 19,000 square foot beginning in September 1999. The new location is located in Irvine, California. We moved into this facility in December 1999. The annual rental for the new facility is approximately $200,000. We also lease a 5,000 square foot facility in Bedford, Massachusetts. The annual rental for this facility is approximately $102,000.

Item 3.  LEGAL PROCEEDINGS.

         We currently are not involved in any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         In September 2000, our common stock was accepted for trading on the NASDAQ National Market under the symbol "DFIB". The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on NASDAQ National Market, and prior to that, on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                                High      Low
                                                                ----      ---

             4th Quarter 2000, ended 12/31/00                  $8.59     $4.25
             3rd Quarter 2000, ended 9/30/00                   $9.91     $5.28
             2nd Quarter 2000, ended 6/30/00                   $7.94     $4.00
             1st Quarter 2000, ended 3/31/00                   $8.19     $4.63
             4th Quarter 1999, ended 12/31/99                  $5.13     $3.81
             3rd Quarter 1999, ended 9/30/99                   $5.31     $3.81
             2nd Quarter 1999, ended 6/30/99                   $4.00     $2.13
             1st Quarter 1999, ended 3/31/99                   $2.50     $1.63

Holders

         As of March 9, 2001, there were approximately 732 holders of record of our common stock.

Dividends

         We have never paid any cash dividends on the common stock. We presently intend to retain earnings, if any, to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, our earnings, assets and general financial condition.

Private Placements

         During the quarter ending December 31, 2000, we sold:

         o 37,500 shares of common stock through the exercise of warrants at $5.00 per share, for an aggregate purchase price of $187,500, to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

         o 200,000 shares of common stock through the exercise of warrants at $3.00 per share, for an aggregate purchase price of $600,000 to Medtronic Physio-Control. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 6.  SELECTED FINANCIAL DATA.

         The following selected financial information is derived from our consolidated financial statements. You should read this summary financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

         Statement of Operations Data:
         -----------------------------
            (in thousands, except per share data)


                                                          For the Year Ended December 31,
                                                   1996      1997       1998      1999        2000
                                                 --------- --------- ---------- ----------  ----------
    Sales                                        $    ---  $    ---  $     ---  $     103   $   4,242
                                                 --------- --------- ---------- ----------  ----------
    Gross Profit                                      ---       ---        ---          5         417
                                                 --------- --------- ---------- ----------  ----------

    Operating expenses:
       Research and development                       422       757      2,210      4,406       8,248
       Sales and marketing                            ---       252        341      1,370       4,371
       General and administrative                     405       767      1,171      1,853       5,159
       Acquired in-process research and               ---       ---        ---        ---      13,587
          development
       Amortization of goodwill and intangibles       ---       ---        ---        ---       1,063
       Amortization of restricted stock               ---       ---        ---        ---       1,551
                                                 --------- --------- ---------- ----------  ----------
                                                      827     1,776      3,722      7,629      33,979
                                                 --------- --------- ---------- ----------  ----------

    Interest income (expense)                          36        (4)       (65)        21         618
    Loss in unconsolidated affiliate                  ---       ---        ---       (115)        ---
    Provision for income taxes                         (1)       (1)        (1)        (2)         (2)
                                                 --------- --------- ---------- ----------  ----------
                                                       35        (5)       (66)       (96)        616
                                                 --------- --------- ---------- ----------  ----------

    Loss from continuing operations                  (792)   (1,781)    (3,788)    (7,720)    (32,946)
    Loss from discontinued operations                 ---       (44)      (651)       ---         ---
                                                 --------- --------- ---------- ----------  ----------
    Net loss                                     $   (792)  $(1,825)   $(4,439)   $(7,720)  $ (32,946)
                                                 ========= ========= ========= ==========  ==========
    Basic and diluted (loss) per share:
       Continuing operations                     $  (0.23)  $ (0.46)  $  (0.69)  $  (0.85)   $  (1.82)
       Discontinued operations                        ---     (0.01)     (0.12)       ---         ---
                                                 --------- --------- --------- ----------  ----------
    Net loss per share                           $  (0.23)  $ (0.47)  $  (0.81)  $  (0.85)   $  (1.82)
                                                 ========= ========= ========= ==========  ==========
    Weighted average shares used in
       computing net loss per share                 3,395     3,876      5,460      9,113      18,080
                                                 ========= ========= ========= ==========  ==========

         Selected Balance Sheet Data:
         ----------------------------
          (in thousands)

                                                           December 31,
                                            1996      1997      1998      1999        2000
                                          --------- --------- --------- ---------- -----------

    Cash and cash equivalents               $  413    $  561   $ 1,248   $  5,902   $  13,537
    Working capital (deficit)                  241       (.3)     (550)     4,384      18,022
    Total assets                               453     1,784     1,556      7,044      33,336
    Long term debt, net of current
    portion                                    ---       ---        16        104         192
    Total stockholders' equity (deficit)       269       697      (288)     4,822      28,985



         Summarized Quarterly Data:
         --------------------------
            (in thousands, except per share data)


                                                       Quarter Ended
                             --------------------------------------------------------------------

                             March 31          June 30          September 30         December 31
                             -------------     -------------    ----------------     ------------
          1999
          ----

Sales                        $      ---        $      ---            $    ---      $    103
Gross profit                 $      ---        $      ---            $    ---      $      5
Net loss                     $    (1,159)      $    (1,945)          $  (1,725)    $ (2,891)
Basic and diluted
  loss per share             $     (0.16)      $     (0.24)          $   (0.18)    $  (0.25)

          2000
          ----

Sales                        $       625       $       925           $   1,210     $  1,483
Gross profit                 $        50       $       107           $     150     $    110
Net loss                     $    (2,720)      $    (2,797)          $ (20,044)*   $ (7,385)
Basic and diluted
  loss per share             $     (0.22)      $     (0.23)          $   (0.88)    $  (0.30)

* The quarter ended September 30, 2000 included approximately $16,000 in non-cash charges related to our acquisition of Cadent Medical Corporation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

General

      Cardiac arrest is the leading cause of death in the United States and Europe. According to the American Heart Association approximately 350,000 people die annually in the United States from sudden cardiac arrest. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering an in-hospital cardiac arrest is about 15% - a rate that has not changed since the 1960's. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

     Our technology platform consists of proprietary arrhythmia detection and discrimination software (RHYTHMx ECD(TM)) and defibrillation hardware and electrode technology, which are combined to create a line of fully automatic external cardioverter defibrillator ("AECD(R)") devices. These AECDs are designed to be prophylactically attached to patients at temporary risk of sudden cardiac arrest, and will

         o        continuously monitor a patient's heart rhythms,
         o instantly and accurately detect the onset of any life-threatening arrhythmias, and
         o when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

We believe our proprietary technology will help create a new standard of care by significantly increasing the survival rate of patients suffering sudden cardiac arrrest.

       Our first AECD product, the Powerheart(TM), was introduced into the United States in February 2000, and is the only FDA cleared, fully automatic non-invasive external cardioverter defibrillator device. Through our distribution agreements which cover 48 countries including the United States and Canada, we sold 734 Powerhearts and related accessories for revenues of $4.2 million in the year ended December 31, 2000. In addition we currently are developing two additional AECD products:

         o Cardiac Rhythm Module(TM) - formerly referred to as our Automatic Defibrillator Module, the Cardiac Rhythm Module or "CRM" is a portable, fully automatic defibrillator module designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the CRM is designed to provide complete rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing.

         o Personal Wearable Defibrillator(TM) - the Personal Wearable Defibrillator or "PWD" is a small, wearable, fully automatic defibrillator designed to be worn by patients who are ambulatory within a hospital setting or home environment, and who are at temporary risk of sudden cardiac arrest for a period of days or weeks.

     We own three patents and have twelve patent applications pending. We intend to continue to file additional patent applications relating to our technology.

       Our business strategy is centered on rapidly building an installed base of AECD devices in order to maximize the potential recurring revenue associated from sales of our single use, disposable defibrillator electrodes. All of our AECD devices are designed to utilize our proprietary defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our disposable defibrillator electrodes feature our proprietary "smart chip" technology, designed to ensure that only our electrodes will be used with devices utilizing our proprietary technology. We are now marketing our AECD devices directly to hospitals in the United States, and through country specific distributors in the rest of the world. We intend to acquire or enter into strategic alliances with other defibrillator and patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our AECD devices and technology.

       In January 2001, we announced an offer to acquire all the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for between
3.33 million and 4.44 million shares of our common stock. In February 2001, we entered into a definitive agreement to purchase all the outstanding shares of Survivalink, Inc., a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic external defibrillators ("AEDs"), for $35.5 million in cash and $35.5 million in common stock. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema and Survivalink, which we believe will cost effectively expand our AECD product line. In addition, we believe there are additional synergies between our distribution channels, cost structure and customer base, and those of Artema and Survivalink. Both transactions are anticipated to close in June 2001, and are subject to certain regulatory and shareholder approvals.

     Medtronic Physio-Control recently provided us with notice that, among other things, our planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with us. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement (see Note 14 to the consolidated financial statements).

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Sales were $4,242,311 for the year ended December 31, 2000 as compared to $102,900 for the year ended December 31, 1999. Sales commenced in December 1999 and consisted primarily of Powerhearts. Sales in the year 2000 consisted of Powerhearts and accessories that were sold to both Medtronic Physio-Control and our international distributors. Sales to Medtronic Physio-Control accounted for approximately 48% of total sales for the year 2000 with the balance being made to our international distributors.

         Cost of sales were $3,825,624 for the year ended December 31, 2000 as compared to $98,001 for the year ended December 31, 1999. This amount was attributable to the sale of Powerhearts and the sale of accessories. We anticipate that our costs of sales as a percentage of sales will decrease in the future due to improvements in manufacturing and material procurement processes and changes in the blend of product sales to include disposable electrodes.

         Expenses for research and development increased to $8,247,694 for the year ended December 31, 2000 as compared to $4,406,207 for the year ended December 31, 1999. This increase was due to engineering and pre-production costs associated with the commercialization of the Powerheart. Increases in research and development expenses included increased expenditures in project costs and engineering personnel associated with the development of our Cardiac Rhythm Module and our Personal Wearable Defibrillator as well as ongoing support for the Powerheart. In addition to these increases we recognized a non-cash compensation cost of $603,942 using a Black-Scholes option pricing model for stock options granted to consultants.

         Sales and marketing expenses increased to $4,370,911 for the year ended December 31, 2000 as compared to $1,370,049 for the year ended December 31, 1999. The increase was a result of marketing expenditures relating to the sale of the Powerheart in the United States and international countries. These increases included personnel and travel costs associated with seven regional sales managers and seven clinical application specialists involved in supporting the Medtronic Physio-Control efforts to market the Powerheart in the United States. Marketing expenses relating to direct mail, trade shows, marketing literature and marketing studies also increased in 2000 as compared to 1999.

         General and administrative expenses increased to $5,159,661 for the year ended December 31, 2000 as compared to $1,852,672 for the year ended December 31, 1999. The increase was due to increases in personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, professional fees, facility costs, consulting and costs associated with the Cadent facility in Bedford, Massachusetts. In addition to these increases we recognized a non-cash compensation cost of $282,310 using a Black-Scholes option pricing model for stock options granted to consultants.

         For the year ended December 31, 2000 we recorded certain non-cash charges in connection with our acquisition of Cadent. These non-cash charges consisted of: acquired in-process research and development of $13,587,026, amortization of goodwill and other intangibles of $846,626 and amortization of restricted stock of $1,551,000.

         Net interest income was $618,417 for the year ended December 31, 2000 as compared $20,870 for the year ended December 31, 1999. The increase in net interest income resulted from the investment of proceeds from private placements throughout 2000.

         For the year ended December 31, 2000 we incurred a net loss of $32,945,541 as compared to $7,719,759 for the year ended December 31, 1999. The increased loss for the year ended December 31, 2000 primarily was attributable to the increases in operating expenses and non-cash costs of approximately $16 million associated with the acquisition of Cadent.

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

         Expenses for research and development increased to $4,406,207 for the year ended December 31, 1999 as compared to $2,209,524 for the year ended December 31, 1998. This increase was due to engineering and pre-production costs associated with the commercialization of the Powerheart. Included in these costs were increases in personnel costs and related fringes, payments to independent engineering contractors and Zevex, Inc., our contract manufacturer, and the infrastructure necessary to support sustaining engineering for the Powerheart and development of new products. Also included were initial costs associated with the development of a fully automatic defibrillator module (see Note 14 to the consolidated financial statements).

         Sales and marketing expenses increased to $1,370,049 for the year ended December 31, 1999 as compared to $341,476 for the year ended December 31, 1998. The increase was a result of pre-marketing expenses for the Powerheart including costs associated with the development of marketing literature and the addition of personnel and related fringes.

         General and administrative expenses increased to $1,852,672 for the year ended December 31, 1999 as compared to $1,170,551 for the year ended December 31, 1998. The increase was due to increases in personnel costs and related fringes, insurance premiums for both product liability and directors and officers insurance, and professional fees.

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

         For the year ended December 31, 1999, we incurred a net loss from continuing operations of $7,719,759 as compared to $3,787,704 for the year ended December 31, 1998. The increased loss for the year ended December 31, 1999 primarily was attributable to the increases in operating expenses, which included expenses incurred in the process of commercializing the Powerheart and expenses incurred for the market release of the Powerheart in December 1999.

Liquidity and Capital Resources

         At December 31, 2000, we had cash and cash equivalents of $13,537,066 and working capital of $18,021,779 as compared to cash and cash equivalents of $5,901,934 and working capital of $4,384,452 at December 31, 1999. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $51 million. In 2000, we raised approximately $31.7 million in a series of private equity placements and through the exercise of outstanding options and warrants. We have incurred losses of approximately $51.9 million since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, research and product development activities, and costs associated with the market introduction of future products. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control.

         We anticipate that the current cash balance and liquidation of the marketable securities available for sale will be sufficient to meet our cash requirements into September 2001. Additional capital will be necessary to ensure our viability and to finance our planned acquisitions. In this respect, we are currently pursuing an additional equity financing and corporate partnerships. We cannot assure you that any such transactions will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

Income Taxes

         We have approximately $51,797,000 of federal net operating loss carryforwards and $25,565,000 of California net operating loss carryforwards at December 31, 2000 which will begin to expire in 2006 and 2001, respectively. We have research and experimentation credit carryforwards for federal and state purposes of approximately $512,000 and $243,000, respectively, which begin to expire in 2010. The utilization of net operating losses and tax credit carryforwards may be limited under the provision of Internal Revenue Code Sections 382 and 1503 and similar state provisions. We had deferred tax assets of approximately $23,587,000 at December 31, 2000. We have established a valuation allowance to fully offset the deferred tax assets.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

         Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At December 31, 2000, we invested our available cash in money market securities of high credit quality financial institutions.

         Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because our international transactions are denominated primarily in U.S. dollars.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         For an index to the financial statements and supplementary data, see
Item 14(a).

                        Report of Independent Accountants

The Board of Directors and Stockholders
Cardiac Science, Inc.
Irvine, California

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Cardiac Science, Inc. (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
Orange County, California
February 23, 2001

                              CARDIAC SCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,            December 31,
                                                                                   2000                    1999
                                                                             -------------------      -----------------
                                                                   ASSETS

Current assets:
    Cash and cash equivalents                                                         $  13,537,066           $  5,901,934
    Marketable securities available-for-sale, including
      an unrealized gain of $504,025                                                      5,004,025                    ---
    Accounts receivable, net of allowance for doubtful accounts
      of $200,000 in 2000                                                                 1,923,118                102,900
    Inventory                                                                             1,512,894                438,592
    Prepaid expenses                                                                        203,825                 59,646
                                                                                   -----------------      -----------------
      Total current assets                                                               22,180,928              6,503,072

Property and equipment, net of accumulated depreciation                                   1,682,102                391,085
Intangibles, net of accumulated amortization                                              8,023,071                    ---
Other assets                                                                              1,449,610                150,178
                                                                                   -----------------      -----------------
                                                                                      $  33,335,711           $  7,044,335
                                                                                   =================      =================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                             $   4,027,735           $  2,092,903
    Current portion of capital lease obligations                                             48,601                 25,717
    Current portion of loan payable                                                          82,813                    ---
                                                                                   -----------------      -----------------
      Total current liabilities                                                           4,159,149              2,118,620
                                                                                   -----------------      -----------------

Long term portion of capital lease obligations                                              146,821                103,507
Long term portion of loan payable                                                            45,173                    ---
                                                                                   -----------------      -----------------
                                                                                            191,994                103,507
                                                                                   -----------------      -----------------
Commitments and contingencies

Stockholders'equity:
    Preferred stock - $.001 par value; 1,000,000 shares authorized,
      none issued or outstanding                                                                ---                    ---
    Common stock - $.001 par value; 40,000,000 shares authorized, 24,382,228 and 12,031,252 shares, in 2000 and 1999 respectively, issued and
      outstanding                                                                            24,382                 12,031
    Common stock subscribed                                                               1,551,000                    ---
    Additional paid-in capital                                                           78,788,847             23,748,322
    Accumulated other comprehensive income                                                  504,025                    ---
    Accumulated deficit                                                                (51,883,686)           (18,938,145)
                                                                                   -----------------      -----------------
 Total stockholders' equity                                                              28,984,568              4,822,208
                                                                                   -----------------      -----------------
                                                                                      $  33,335,711           $  7,044,335
                                                                                   =================      =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Years Ended December 31,

                                                            2000                  1999                1998
                                                       -----------------   -----------------    ----------------
Sales                                                    $    4,242,311         $    102,900         $        ---
Cost of goods sold                                           (3,825,624)             (98,001)                 ---
                                                       -----------------   ------------------   ------------------
Gross profit                                                    416,687                4,899                  ---
                                                       -----------------   ------------------   ------------------

Operating expenses:
    Research and development                                  8,247,694            4,406,207            2,209,524
    Sales and marketing                                       4,370,911            1,370,049              341,476
    General and administrative                                5,159,661            1,852,672            1,170,551
    Acquired in-process research and development             13,587,026                  ---                  ---
    Amortization of goodwill and other intangibles            1,062,753                  ---                  ---
    Amortization of restricted stock                          1,551,000                  ---                  ---
                                                       -----------------   ------------------   ------------------
                                                             33,979,045            7,628,928            3,721,551
                                                       -----------------   ------------------   ------------------

Loss from continuing operations                             (33,562,358)          (7,624,029)          (3,721,551)
Interest income (expense), net                                  618,417               20,870              (65,353)
Loss in unconsolidated affiliate                                    ---             (115,000)                 ---
                                                       ------------------  ------------------   -----------------

Loss from continuing operations before provision
    for income taxes                                        (32,943,941)          (7,718,159)          (3,786,904)

Provision for income taxes                                        1,600                1,600                  800
                                                       -----------------   ------------------   ------------------

Loss from continuing operations                             (32,945,541)          (7,719,759)          (3,787,704)
                                                       -----------------   ------------------   ------------------

Discontinued operations:
    Loss from discontinued operations, net
        of income taxes                                             ---                  ---            (101,412)
    Loss on sale of assets                                          ---                  ---            (549,618)
                                                       -----------------   ------------------   ------------------
Loss from discontinued operations                                   ---                  ---            (651,030)
                                                       -----------------   ------------------   ------------------

Net loss                                                 $  (32,945,541)        $ (7,719,759)        $ (4,438,734)
                                                       =================   ==================   ==================

Basic and diluted loss per share:
    Continuing operations                                $        (1.82)        $      (0.85)        $      (0.69)
    Discontinued operations                                         ---                  ---                (0.12)
                                                       -----------------   ------------------   ------------------
Net loss per share                                       $        (1.82)        $      (0.85)        $      (0.81)
                                                       =================   ==================   ==================

Weighted average number of shares used in the
    computation of net loss per share                        18,080,326            9,112,564            5,459,793
                                                       =================   ==================   ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                       For the Years Ended December 31,

                                                            2000                  1999                1998
                                                       -----------------   -----------------    ----------------

Net loss                                                 $  (32,945,541)        $ (7,719,759)        $ (4,438,734)
Other comprehensive income:
     Unrealized gain on investments                             504,025                  ---                  ---
                                                       -----------------   ------------------   ------------------
Comprehensive loss                                       $  (32,441,516)        $ (7,719,759)        $ (4,438,734)
                                                       =================   ==================   ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     Common Stock
                                                      Common Stock                    Subscribed
                                              ------------------------------  ----------------------------
                                                 Number          Amount        Number          Amount        Additional
                                                   of                            of                           Paid-In
                                                 Shares                        Shares                         Capital
                                              -------------- --------------- ------------  --------------- ---------------
      Balances at December 31, 1997               4,974,738   $       4,975          ---   $        ---     $  7,472,107
      Issuance of common stock
           for cash at $2.00 per share
          (net of cost of issuances of
          $829,896)                               1,800,000           1,800                                    2,768,303
      Issuance of common stock
          warrants                                                                                               433,416
      Common stock warrants
          exercised at $0.01 per share              175,000             175                                        1,825
      Common stock subscribed
           at $2.00 per share in cash                                             50,000        100,000
      Issuance of common stock
           for license fees and
           services at $2.00 per share               55,000              55                                      109,945
      Issuance of common stock
           for compensation at $2.00
           per share                                 10,000              10                                       19,990
      Compensation related to fair
          value of options granted to
          non-employees                                                                                           17,862
      Net loss
                                              -------------- --------------- ------------  --------------  ---------------
      Balances at December 31, 1998               7,014,738           7,015       50,000        100,000      10,823,4482
      Issuance of common stock for
          common stock subscribed                    50,000              50      (50,000)      (100,000)          99,950
      Issuance of common stock
           for cash at $2.00 per share
           (net of cost of issuances of
           $712,307)                              1,850,000           1,850                                    2,985,843
      Issuance of common stock
          warrants                                                                                               256,136
      Issuance of common stock for
           finder's fees at $2.00 per share         138,900             139                                      277,661
      Issuance of common stock
           for cash at $4.00 per share
           (net of cost of issuances of
           $1,082,356)                            1,757,500           1,757                                    5,945,887
      Issuance of common stock
          warrants                                                                                               405,994
      Issuance of common stock for
           finder's fees at $4.00 per share          61,220              61                                      244,819
      Common stock warrants
          exercised at $0.01 per share               30,625              30                                          320
      Common stock warrants
          exercised at an average of
          $2.45 per share (net of
           issuance costs of $261,914)              907,500             908                                    1,963,428
      Issuance of common stock for
           finder's fees at $2.50 per share          62,800              63                                      156,937
      Issuance of common stock
           for license fees and
           services at an average of
           $2.67 per share                          157,969             158                                      421,331
      Compensation related to fair
          value of options granted to
          non-employees                                                                                          166,568
      Net loss
                                              -------------- --------------- ------------  --------------  ---------------
      Balances, December 31, 1999                12,031,252          12,031          ---            ---       23,748,322
      Issuance of common stock
           for acquisition of Cadent
           Medical Corporation at $5.17
           per share                              4,199,964           4,200                                   21,709,800

      Common stock subscribed at
           $5.17 per share                                                       300,000      1,551,000
      Issuance of common stock
           for cash at $4.50 per share
           (net of cost of issuances of
           $2,110,904)                            6,884,263           6,884                                   28,861,370
      Issuance of common stock for
           finder's fees at $4.50 per share         339,794             340                                    1,528,737
      Common stock warrants
          exercised at $0.01 per share              344,375             345                                        3,259
      Common stock warrants
          exercised at $2.50 per share               50,000              50                                      124,950
      Common stock warrants
          exercised at $5.00 per share               39,375              39                                      196,836
      Common stock warrants
          exercised at $3.00 per share              200,000             200                                      599,800
      Issuance of common stock
           for acquisition of patent and
           services at an average of
           $5.05 per share                          174,250             174                                      880,326
      Common stock options
          exercised at $1.88-$3.88 per
           share                                    118,955             119                                      249,195
      Compensation related to fair
          value of options granted to
          non-employees                                                                                          886,252
      Unrealized gain on marketable
         securities
      Net loss
                                              -------------- --------------- ------------  --------------  ---------------
      Balances, December 31, 2000                24,382,228        $ 24,382      300,000    $ 1,551,000     $ 78,788,847
                                              ============== =============== ============  ==============  ===============


                                                 Accumulated       Accumulated
                                                    Other            Deficit            Total
                                                Comprehensive
                                                   Income
                                              ------------------ ----------------- ----------------
      Balances at December 31, 1997             $      ---          $(6,779,652)       $  697,430
      Issuance of common stock
          for cash at $2.00 per share
          (net of cost of issuances of
          $829,896)                                                                     2,770,103
      Issuance of common stock
          warrants                                                                        433,416
      Common stock warrants
          exercised at $0.01 per share                                                      2,000
      Common stock subscribed
           at $2.00 per share in cash                                                     100,000
      Issuance of common stock
           for license fees and
           services at $2.00 per share                                                    110,000
      Issuance of common stock
           for compensation at $2.00
           per share                                                                       20,000
      Compensation related to fair
          value of options granted to
          non-employees                                                                    17,862
      Net loss                                                       (4,438,734)       (4,438,734)
                                              ------------------ -----------------  ---------------
      Balances at December 31, 1998                         ---     (11,218,386)         (287,923)
      Issuance of common stock for
          common stock subscribed
      Issuance of common stock
           for cash at $2.00 per share
           (net of cost of issuances of
           $712,307)                                                                    2,987,693
      Issuance of common stock
          warrants                                                                        256,136
      Issuance of common stock for
           finder's fees at $2.00 per share                                               277,800
      Issuance of common stock
           for cash at $4.00 per share
           (net of cost of issuances of
           $1,082,356)                                                                  5,947,644
      Issuance of common stock
          warrants                                                                        405,994
      Issuance of common stock for
           finder's fees at $4.00 per share                                               244,880
      Common stock warrants
          exercised at $0.01 per share                                                        350
      Common stock warrants
          exercised at an average of
          $2.45 per share (net of
           issuance costs of $261,914)                                                  1,964,336
      Issuance of common stock for
           finder's fees at $2.50 per share                                               157,000
      Issuance of common stock
           for license fees and
           services at an average of
           $2.67 per share                                                                421,489
      Compensation related to fair
          value of options granted to
          non-employees                                                                   166,568
      Net loss                                                       (7,719,759)       (7,719,759)
                                              ------------------ -----------------  ---------------
      Balances, December 31, 1999                           ---     (18,938,145)        4,822,208
      Issuance of common stock
           for acquisition of Cadent
           Medical Corporation at $5.17
           per share                                                                   21,714,000
      Common stock subscribed at
           $5.17 per share                                                              1,551,000
      Issuance of common stock
           for cash at $4.50 per share
           (net of cost of issuances of
           $2,110,904)                                                                 28,868,254
      Issuance of common stock for
           finder's fees at $4.50 per share                                             1,529,077
      Common stock warrants
          exercised at $0.01 per share                                                      3,604
      Common stock warrants
          exercised at $2.50 per share                                                    125,000
      Common stock warrants
          exercised at $5.00 per share                                                    196,875
      Common stock warrants
          exercised at $3.00 per share                                                    600,000
      Issuance of common stock
           for acquisition of patent and
           services at an average of
           $5.05 per share                                                                880,500
      Common stock options
          exercised at $1.88-$3.88 per
           share                                                                          249,314
      Compensation related to fair
          value of options granted to
          non-employees                                                                   886,252
      Unrealized gain on marketable
         securities                                    504,025                            504,025
      Net loss                                                      (32,945,541)      (32,945,541)
                                              ------------------ -----------------  ---------------
      Balances, December 31, 2000                   $  504,025     $(51,883,686)     $ 28,984,568
                                              ================== =================  ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ending December 31,

                                                                               2000                1999               1998
                                                                         -----------------  ------------------- ------------------
Cash flows from operating activities:
Net loss                                                                    $ (32,945,541)        $ (7,719,759)      $ (4,438,734)
Adjustments to reconcile net loss to net
  cash used in operating activities from continuing operations:
    Loss from discontinued operations                                                 ---                  ---            101,412
    Loss on sale of assets                                                            ---                  ---            549,618
    Loss in unconsolidated affiliate                                                  ---              115,000                ---
    Bad debt expense                                                              200,000                  ---                ---
    Depreciation                                                                  288,336               78,362             35,114
    Amortization of goodwill and other intangibles                              1,062,753                  ---             44,785
    Amortization of restricted stock                                            1,551,000                  ---                ---
    Acquired in process research and development                               13,587,026                  ---                ---
    Fair value of options granted to
      non-employees                                                               886,252              166,568             17,862
    Expenses paid with common stock                                                55,500              421,681            130,000
Changes in operating assets and liabilities, exclusive of acquisitions:
    Accounts receivable                                                        (2,020,218)            (102,900)               ---
    Inventory                                                                  (1,074,302)            (438,592)               ---
    Prepaid expenses                                                             (111,715)             (29,516)               ---
    Other assets                                                                  (88,759)            (104,912)               ---
    Accounts payable and accrued expenses                                       1,534,117              464,617            137,505
                                                                         -----------------  ------------------- ------------------
Net cash used in operating activities from continuing operations              (17,075,551)          (7,149,451)        (3,422,438)
                                                                         -----------------  ------------------- ------------------
Net cash provided by discontinued operations                                          ---                  ---            530,438
                                                                         -----------------  ------------------- ------------------

Cash flows from investing activities:

    Purchase of equipment                                                      (1,269,816)            (241,917)           (53,218)
    (Increase) decrease in other assets                                        (1,178,000)                 ---              4,012
    Cash acquired in Cadent Medical Corporation acquisition, net of
      costs of $197,206                                                            12,468                  ---                ---
    Increase in marketable securities                                          (4,500,000)                 ---                ---
                                                                         -----------------  ------------------- ------------------
Net cash used in investing activities                                          (6,935,348)            (241,917)           (49,206)
                                                                         -----------------  ------------------- ------------------

Cash flows from financing activities:
    Payments on loan payable                                                      (37,920)                 ---                ---
    Payments on capital lease obligation                                          (17,818)                 ---                ---
    Proceeds (payment) on bank line of credit                                         ---             (125,000)           125,000
    Payments of note payable to stockholder                                           ---                  ---            (70,233)
    Proceeds (payment) of note payable                                                ---             (100,000)           100,000
    Proceeds from sale of common stock                                         30,979,158           10,730,000          3,600,000
    Proceeds from common stock subscribed                                             ---                  ---            100,000
    Proceeds from exercise of common stock warrants                               925,479            2,226,600              2,000
    Proceeds from exercise of common stock options                                249,314                  ---                ---
    Costs of equity issuances                                                    (452,182)            (685,900)          (229,310)
                                                                         -----------------  ------------------- ------------------
Net cash provided by financing activities                                      31,646,031           12,045,700          3,627,457
                                                                         -----------------  ------------------- ------------------

Net increase in cash and cash equivalents                                       7,635,132            4,654,332            686,251

Cash and cash equivalents at beginning of year                                  5,901,934            1,247,602            561,351
                                                                         -----------------  ------------------- ------------------
Cash and cash equivalents at end of year                                    $  13,537,066         $  5,901,934       $  1,247,602
                                                                         =================  =================== ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              CARDIAC SCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Description of the Business

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company has developed proprietary tachyarrhythmia detection and discrimination software technology -- RHYTHMx ECD(TM)-- designed to be incorporated into external defibrillators. RHYTHMx ECD technology enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to continuously monitor their heart rhythms, accurately and instantly detect life-threatening ventricular tachyarrhythmias and, when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

         In 1997, the Company acquired Innovative Physician Services, Inc. (d.b.a. Diagnostic Monitoring) ("DM") for 500,000 shares of common stock plus a non-interest bearing promissory note in the principal amount of $100,000 that was repaid during 1998. The Company sold substantially all of the assets of Diagnostic Monitoring on December 31, 1998 (see notes 6 and 7).

         On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,500,000 restricted shares of the Company's common stock (see note 8).

2.       Continued Existence

         Additional capital is needed to fulfill the Company's expansion, manufacturing, marketing, research and product development goals. From inception through December 31, 2000, the Company incurred losses of approximately $51.9 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance and liquidation of the marketable securities available for sale will be sufficient to meet the Company's cash requirements into September 2001. Further capital funding will be necessary to sustain growth and viability. In this respect, the Company is currently pursuing an additional equity financing and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

         Cash and cash equivalents

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintained approximately $12.7 million of its cash in money market funds with one major financial institution at December 31, 2000.

         Marketable securities

         The Company has classified its marketable securities as "available-for-sale" as defined under Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly the securities are stated at fair value. The unrealized gains or losses, if any, are recorded as a separate component of stockholders' equity until realized.

         Inventory

         Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                                         December 31,         December 31,
                                             2000                  1999
                                     -----------------          --------------

           Raw materials                $   1,018,796             $       ---
           Work in process                    245,819                     ---
           Finished goods                     248,279                 438,592
                                     -----------------          --------------
                                        $   1,512,894             $   438,592
                                     =================          ==============


         Property and equipment

         Property and equipment is carried at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years. Repairs and maintenance are expensed as incurred while renewals or betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and related accumulated depreciation and any resulting gain or loss is included in operations.

         Intangibles

         Intangibles are carried at cost less accumulated amortization that is calculated on a straight-line basis over the estimated useful lives of the assets. Goodwill is being amortized over an estimated useful life of 7 years, patent applications are being amortized over 20 years and another patent is being amortized over 3 years.

         Long-lived assets

         The Company evaluates the recoverability of its long lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires long-lived assets and certain intangibles held and used by the Company to be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is to be performed at the lowest level at which undiscounted net cash flow can be directly attributable to long-lived assets.

         Per share information

         The Company has adopted SFAS No. 128, Earnings Per Share. This statement requires the presentation of basic and diluted earnings per share, as defined, on the statement of operations for companies whose capital structure includes convertible securities and options.

         Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding and subscribed. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive (see Notes 12 and 13).

         Revenue recognition

         The Company's customers are distributors which sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors. Revenue is recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonable assured.

         The Company has adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, with no change to its revenue recognition practices.

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

         The Company accounts for stock-based awards to non-employees under the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract ("EITF") 96-18 as applicable.

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

         Concentrations of credit risk

         Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents, and trade receivables. The Company invests available cash in money market securities of high credit quality financial institutions.

          In addition to Medtronic Physio-Control, the Company has established a network of international distributors. Sales to Medtronic Physio-Control amounted to approximately 48% of total sales for the year 2000 with the balance to international distributors, as compared to 100% of sales for the year 1999 (see Note 14 regarding the status of the MPC distribution agreement). At December 31, 2000, approximately 62% of the trade accounts receivable before allowances were represented by four customers as compared to 100% for one customer for the year ended December 31, 1999. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, payment history and general economic conditions.

         Segment reporting

         The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company's chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

         The Company's chief operating decision makers are the Executive Management Team which is comprised of the Chief Executive Officer and senior executive officers of the Company. Based on the evaluation of the Company's financial information, management believes that the Company operates in one reportable segment which designs, develops, manufactures and markets the Company's products. The Company operates entirely in the United States. Revenues are attributed to the country to which product is sold. Revenues for the year ended December 31, 2000 consisted primarily of Powerhearts and accessories. During the year ended December 31, 2000, approximately 50% of total sales were to customers in the United States and there were no revenues in any individual foreign country over 10% of total sales.

4.       Property and Equipment

         Property and equipment consist of the following:

                                                  December 31, 2000          December 31, 1999
                                                -----------------------    -----------------------

           Equipment and furniture                      $    1,893,236              $     491,818
           Leasehold improvements                              228,912                     75,608
                                                -----------------------    -----------------------
                                                             2,122,148                    567,426
           Less: accumulated depreciation                     (440,046)                  (176,341)
                                                -----------------------    -----------------------
                                                        $    1,682,102              $     391,085
                                                =======================    =======================

5.       Intangibles

         At December 31, 2000, intangible assets consist of the following:

           Patents                                                                    $ 1,831,360
           Goodwill (Note 8)                                                            6,917,211
           Assembled workforce (Note 8)                                                   327,380
                                                                                  ----------------
                                                                                        9,075,951
                     Less: accumulated amortization                                    (1,052,880)
                                                                                  ----------------
                                                                                      $ 8,023,071
                                                                                  ================

6.       Other Assets

         On December 31, 1998, the Company acquired a 7.7% voting interest in Biotel, Inc. ("Biotel", previously Biosensor Corporation) a Minnesota corporation, as consideration for the sale of substantially all of the assets of DM (see note 7). As a result of recurring losses for the twelve month period ending December 31, 1999, Biotel had a negative net worth and management determined under SFAS No. 121 that this investment of $115,000 had been impaired, accordingly the value of this investment was written down to $0.

         On December 29, 2000, the Company purchased 1,333,333 shares of common stock of Medical Resources Management, Inc., a Nevada corporation, for an aggregate purchase price of $400,000. This purchase represents a 7.8% voting interest. The Company accounts for this investment using the cost method of accounting in accordance with Accounting Principles Board Opinion No. 18.

         On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation which potential acquisition was terminated in February 2001. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan is collateralized by all assets of Inovise, excluding certain receivables from royalty payments, bears interest at 6%, is convertible into equity of Inovise and has a term of six months. The amount advanced as of December 31, 2000 was $778,000 ($252,000 advanced subsequent to December 31, 2000 for a total of $1,030,000). The Company intends to convert this note into equity of Inovise under the same terms as Inovise's next equity financing, and has therefore classified such amount as a non-current asset.

7.       Discontinued Operations

         On December 31, 1998, the Company completed the sale of substantially all of DM's assets to Biotel pursuant to an Agreement for Purchase and Sale of Assets dated December 31, 1998. The Company received, in consideration of the sale, 1,440,000 shares of common stock of Biotel valued at $115,000 (Note 6). In addition, Biotel assumed certain liabilities amounting to approximately $107,000. The Company recognized a loss of $549,618 on the sale of assets, consisting primarily of the unamortized balance of goodwill, as the net book value of the net assets sold exceeded the fair value of the consideration received.

         The Company has presented the operating results of DM as a discontinued operation. Included in the loss from discontinued operations is amortization of goodwill of $65,713 for 1998. Operating results from discontinued operations are as follows:

                                                                             Year ended
                                                                          December 31, 1998
                                                                      ------------------------

                  Sales                                                         $   1,437,499
                  Cost of sales                                                       941,732
                                                                       -----------------------
                  Gross profit                                                        495,767

                  Operating expenses:
                      Research and development                                         20,361
                      Selling                                                         373,073
                      General and administrative                                      202,145
                                                                       -----------------------
                  Loss from discontinued operations                                   (99,812)
                  Interest income (expense), net                                          ---
                                                                       -----------------------
                  Loss from discontinued operations before
                      provision for income taxes                                      (99,812)
                  Provision for income taxes                                            1,600
                                                                       -----------------------
                  Net loss from discontinued operations                         $    (101,412)
                                                                       =======================

8.       Acquisition of Cadent Medical Corporation

         On July 1, 2000 the Company acquired Cadent Medical Corporation ("Cadent"), a privately-held company. As consideration, the Cadent shareholders received an aggregate of 4,499,964 shares of restricted common stock of the Company, 420,000 shares of which are being held in escrow pursuant to an escrow agreement, and 300,000 shares of which shall be issued to certain employees and consultants of Cadent on or about January 2, 2001 or shall be added to the shares being held in escrow. These escrow shares are the sole and exclusive remedy for any losses incurred by the Company for any breach of representation or warranty by Cadent. These shares shall be released from escrow on June 30, 2001 providing that all claims, if any, have been resolved.

         The acquisition was accounted for as a purchase under APB No. 16. In accordance with APB No. 16, the Company allocated the purchase price of Cadent based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by an independent appraiser. These intangible assets include approximately $13.6 million for acquired in-process research and development ("IPR&D") which was expensed in the quarter ending September 30, 2000. Other acquired intangibles include patent applications and the assembled workforce, together valued at approximately $1.3 million. The patent applications are being amortized over an estimated life of 20 years while the assembled workforce is being amortized over six months. Goodwill resulting from the Cadent acquisition of approximately $6.9 million is being amortized over an estimated life of seven years.

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

The components of the purchase price and allocation are as follows:

         Purchase price:                                         Value

              Stock consideration                                $ 21,714,000
              Plus: Assumed liabilities                               427,104
                      Acquisition costs                               197,206
                                                          --------------------
         Total consideration                                     $ 22,338,310
                                                          ====================


         Allocation of purchase price:

              Current assets                                     $    242,140
              Property & equipment, net                               225,521
              Other assets                                             32,672
              In process research & development                    13,587,026
              Goodwill                                              6,917,211
              Other intangibles                                     1,333,740
                                                           -------------------
         Total purchase price                                    $ 22,338,310
                                                           ===================


         The remaining 300,000 shares to be distributed to employees and consultants of Cadent on or about January 2, 2001, were valued at $1,551,000 or $5.17 per share and were recorded as common stock subscribed on the accompanying consolidated balance sheet with the offsetting debit recorded as restricted stock which is being amortized over six months beginning July 1, 2000. Accordingly, $1,551,000 was expensed for the year ended December 31, 2000.

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

                                                                Year ended                   Year ended
                                                             December 31, 2000            December 31, 1999
                                                          ------------------------    -------------------------
         Revenues                                         $           4,242,311           $          102,900
         Net loss                                         $         (36,802,534)          $      (32,624,131)
         Net loss per share (basic and diluted)           $               (1.81)          $            (2.40)

9.       Notes Payable

         In July 1998, Cadent entered into an equipment loan agreement under which Cadent borrowed $300,199 to finance previously purchased property and equipment. The Company assumed the outstanding loan balance as part of the acquisition of Cadent. Borrowings under the loan are collateralized by the financed property and equipment with a net book value of $267,340. The loan is to be repaid over a 48-month period commencing on July 10, 1998 and bears interest at a rate of 9.8%. The balance of the loan was $127,986 at December 31, 2000.

10.      Commitments and Contingencies

          Capital Leases

                The Company leases office equipment under capital lease agreements which expire during fiscal 2005. Future minimum lease payments under this capital lease obligation for the years ending December 31 are as follows:

                                 2001                               $ 71,726
                                 2002                                 71,726
                                 2003                                 66,189
                                 2004                                 33,471
                                 2005                                  3,271
                                                               --------------
                                                                     246,383

                                 Less: interest                     (50,961)
                                                               --------------
                                                                   $ 195,422
                                                               ==============

          Operating Leases

                The Company leases office space and equipment under the terms of operating lease agreements.

Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $302,814, $91,676 and $65,082, respectively. The minimum lease payments under the terms of these lease agreements for the years ending December 31 are as follows:

                                 2001                               $ 191,017
                                 2002                                 198,658
                                 2003                                 206,607
                                 2004                                 196,341
                                                                --------------
                                                                    $ 792,623

                                                                ==============

         In connection with the Company's facility lease, the Company issued a letter of credit in the amount of $80,000 as collateral for tenant improvements provided by the lessor. The letter of credit is secured by a certificate of deposit in the amount of $80,000 that matures in December 2001. The letter of credit reduces to $40,000 at December 31, 2000 and expires on December 31, 2001.

11.      Income Taxes

         The Company's provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

         The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

                                                             2000                 1999                 1998
                                                        ---------------      ----------------     ----------------
               Property and equipment                    $      33,124          $      6,301         $     (3,273)
               Capitalized costs                              (962,370)             (227,375)            (124,181)
               Accrued liabilities                             (33,868)              (24,979)             (10,429)
               Allowance for doubtful accounts                 (85,680)                  ---                6,866
               Inventory reserve                                   ---                   ---                4,284
               State income taxes                                 (544)                  272                 (272)
               Tax credit carryforwards                       (753,312)             (125,861)               1,247
               Stock options                                  (308,312)              (79,010)                 ---
               Restricted stock                               (664,448)                  ---                  ---
               Other                                           (53,342)                  ---                  ---
               Net operating loss carryforwards            (13,386,320)           (2,740,387)          (1,330,753)
                                                        ---------------      ----------------     ----------------
                                                           (16,215,072)           (3,191,039)          (1,456,511)
               Valuation allowance                          16,215,072             3,191,039            1,456,511
                                                        ---------------      ----------------     ----------------
                                                         $           0        $            0         $          0
                                                        ===============      ================     ================

         The temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows:

                                                                                    2000              1999
                                                                               ---------------    --------------
               Property and equipment                                           $     (34,446)      $     (1,322)
               Allowance for doubtful accounts                                         85,680                ---
               Capitalized costs                                                    1,412,328            449,958
               Accrued liabilities                                                     70,294             36,426
               State income taxes                                                       1,088                544
               Tax credit carryforwards                                             1,076,540            323,228
               Stock options                                                          387,322             79,010
               Restricted stock                                                       664,448                ---
               Other                                                                   53,342                ---
               Net operating loss carryforwards                                    19,870,848          6,484,528
                                                                               ---------------     --------------
                                                                                   23,587,444          7,372,372
               Valuation allowance                                                (23,587,444)        (7,372,372)
                                                                               ---------------     --------------
                                                                                $           0       $          0
                                                                               ===============     ==============

         The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

                                                                    2000            1999           1998
                                                                 -----------     -----------    -----------
               Statutory regular federal income tax rate            (34.0%)         (34.0%)        (34.0%)
               Nondeductible expenses                                  15.0             0.1            5.0
               State income taxes                                       ---             0.1            0.1
               Tax credits                                              ---           (1.3)          (0.3)
               Change in valuation allowance                           19.0            35.1           29.3
                                                                 -----------     -----------    -----------
                                                                       0.0%            0.0%           0.1%
                                                                 ===========    ============    ===========

         As of December 31, 2000, the Company has research and experimentation credit carryforwards for federal and state purposes of approximately $512,000 and $243,000, respectively. These credits begin to expire in 2010 for federal and state purposes. The Company also has approximately $51,797,000 and $25,565,000 of federal and state net operating loss carryforwards which will begin to expire in 2006 and 2001, respectively.

         The utilization of net operating loss and tax credit carryforwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

12.      Stock Options

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

         The 1997 Plan is administered by a Compensation Committee (the "Committee") which is comprised of three members appointed by the Company's Board of Directors. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1997 Plan the Committee determines is in the Company's best interest. Up to 2,805,000 shares of common stock may be issued under the 1997 Plan, subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

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

         Stock option activity under the Plan is summarized as follows:

                                                      Year Ended               Year Ended               Year Ended
                                                     December 31,             December 31,             December 31,
                                                         2000                     1999                     1998
                                                 ------------------       -------------------      -------------------
         Outstanding, beginning of year                  1,305,000                   704,892                   33,688
         Granted                                         1,884,033                   632,308                  739,892
         Exercised                                        (118,955)                      ---                      ---
         Canceled                                         (384,033)                  (32,200)                 (68,688)
                                                 ------------------       -------------------      -------------------
         Outstanding, end of year                        2,686,045                 1,305,000                  704,892
                                                 ==================       ===================      ===================
         Exercisable, end of year                          841,783                   327,433                  134,946
                                                 ==================       ===================      ===================
         As of the end of the year:
           Option price per share                    $1.88 - $6.00             $1.88 - $3.88            $1.88 - $2.00
           Weighted average option price
               per share                                     $3.77                     $2.32                    $1.99

         At December 31, 2000, there were no shares reserved or available for issuance under the 1997 Plan. The weighted average remaining contractual life as of December 31, 2000 is approximately 106 months.

         For stock options granted in 2000, 1999 and 1998 to non-employees (consultants), the Company has recognized compensation cost of $886,252, $166,568 and $17,862, respectively, using a Black-Scholes option pricing model.

         Pro Forma Effect of Stock-Based Compensation

         In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company's common stock for the years ended December 31, 2000, 1999 and 1998: risk free interest rate with a range of 4.1% to 6.85%; dividend yield of 0%; volatility of the expected market prices of the Company's common stock of 65.0%, 67.0% and 61.4%; respectively, and expected life of the options of 4 years.

         For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                                          Year Ended December 31,
                                                            2000                     1999                   1998
                                                    ---------------------     -------------------    -------------------
               Pro forma net loss                     $    (33,936)             $     (8,000)         $     (4,573)
               Pro forma net loss per share           $      (1.88)             $      (0.88)                (0.84)

13.      Warrants

         Historically the Company has granted warrants in connection with fund raising activities and as consideration for certain services. Warrants to purchase 1,203,601 shares of common stock were outstanding and exercisable at December 31, 2000. A summary follows:

                                          Number of          Per Share          Expiration
                 Grant Date               Warrants            Exercise              Date
                                                               Price
               ----------------     ------------------    ----------------    ---------------
                    1992                      156,101          $4.57               2002
                    1994                      500,000          $0.01               2004
                    1996                       17,500          $2.00               2001
                    1997                       80,000          $2.25               2007
                    1998                       50,000          $2.00               2001
                    1999                      400,000          $5.00               2002
                                    ------------------
                         Total              1,203,601
                                    ==================

14.      Distribution and License Agreement

         In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. Subsequent to December 31, 2000, MPC provided the Company with notice that, among other things, that the planned acquisition of Survivalink (see Note 16), a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with Cardiac Science. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. The Company is currently in discussions with MPC regarding the nature and extent, if any, of a commercial relationship going forward, and expects to reach a definitive conclusion within the next several months. In the meantime, the Company is expanding its sales force to 15 sales representatives and seven clinical support people in order to market the Powerheart directly to hospitals.

         Pursuant to the agreement, MPC was granted warrants to purchase 200,000 shares of common stock at $3.00 per share. These warrants were assigned a fair value of $49,380 determined using a Black-Scholes model, and recorded as an other asset to be amortized over the five-year life of the Distribution and License Agreement. All 200,000 warrants were exercised in November 2000. MPC will also receive warrants to purchase an additional 200,000 shares of common stock at $3.00 per share upon the sale of the 1,000th unit by MPC. Through December 31, 2000 these additional warrants were not earned or issued.

15.      Development and License Agreement

         In December 1999, the Company entered into an exclusive license and development agreement with HeartSine Technologies, Inc. to utilize HeartSine's biphasic defibrillation waveform technology in the Company's in-hospital defibrillation products. HeartSine Technologies is a privately held research and development firm with its primary operations in Northern Ireland. Pursuant to the agreement, the Company could have paid to HeartSine a total of $650,000 upon the attainment of agreed upon milestones. During 2000 the Company terminated the development portion of the agreement and therefore there are no additional development fees to be earned by Heartsine. Included in the amount of $650,000 was a one time license fee of $250,000 which was paid in December 1999 and included in research and development expense for the year ended December 31, 1999.

16.      Subsequent Events

         In January 2001, the Company tendered an offer to acquire all of the outstanding shares of Artema Medical AB of Stockholm, Sweden, a manufacturer of patient monitors and external cardiac defibrillator devices. Artema's stock is publicly traded on the OM Stockholm Exchange O-List (Symbol: ARTM). As consideration, the Company will issue shares of its common stock valued at approximately $18 million for all of the issued and outstanding shares of Artema. Although the final exchange ratio of Cardiac shares issued in the transaction will be based on a trailing 10-day average price of Cardiac stock, the transaction is subject to a "collar", pursuant to which the number of Cardiac shares issued as consideration in the transaction may not be less than 3,333,333 nor more than 4,444,444. The Company's offer is conditional upon the tender of at least 90% of the issued and outstanding shares of Artema and receiving all required Swedish and U.S. regulatory approvals. The transaction is anticipated to close in June 2001.

         In February 2001, the Company agreed to acquire Survivalink Corporation, a privately held Minneapolis-based company that is a provider of Automated External Defibrillators. As consideration for the transaction, the Company will pay $35.5 million in cash and $35.5 million in shares of its common stock to Survivalink shareholders for a total purchase price of $71 million. The acquisition is anticipated to close in June 2001.

         Both of these acquisitions, if consummated, will be accounted for under the purchase method of accounting and no adjustments have been made in the December 31, 2000 consolidated financial statements for these transactions.

17.      Supplemental Cash Flow Disclosures:

                                                                   2000                1999                 1998
                                                             ------------------  -----------------    -----------------
Cash paid during the year for:
  Income taxes                                                $     1,600           $    1,600           $    1,600
  Interest                                                    $    39,159           $   20,903           $   27,038
Supplemental schedule of noncash investing
  and financing activities:
    Costs of equity issuances paid with common stock          $ 1,529,077           $  679,680
    Exchange of common stock subscribed for
      common stock                                                                  $  100,000
    Purchase of equipment with a capital lease                $    84,016           $  109,820           $   19,414
    Costs of equity issuances not yet paid                    $   139,518           $  290,395           $  261,335
    Costs of equity issuances associated with fair
      value of warrants issued                                                      $  662,130           $  339,251
  Acquisition of Cadent Medical Corporation:
    Fair value of noncash tangible assets acquired            $   290,659
    Liabilities assumed and incurred                             (624,310)
    Intangible assets                                           8,250,951
    Acquired in process research and development               13,587,026
    Fair value of stock consideration                         (21,714,000)
                                                             ---------------
    Cash acquired                                            $   (209,674)
                                                             ===============

Sale of net assets of Diagnostic Monitoring:

    Fair value of assets sold                                                                            $ (222,172)
    Liabilities assumed by purchaser                                                                        107,172
    Fair value of stock received                                                                            115,000
                                                                                                        --------------
    Cash received                                                                                        $        0
                                                                                                        ==============

Financial Statement Schedule

                              Cardiac Science, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998

              Column A                   Column B                 Column C                 Column D         Column E
- -------------------------------------------------------------------------------------------------------------------------
                                        Balance at       Charges to
                                       Beginning of      Costs and        Charged to                        Balance at
            Description                   Period          Expenses      Other Accounts     Deductions     End of Period
- --------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:

   Allowance for doubtful accounts   $         ---      $    200,000   $           ---     $      ---     $      200,000

   Reserve for excess and obsolete
     Inventory                       $         ---      $     53,484   $           ---     $      ---     $       53,484

Year ended December 31, 1999:

   Allowance for doubtful accounts   $         ---      $        ---   $           ---     $      ---     $          ---

   Reserve for excess and obsolete
     Inventory                       $         ---      $        ---   $           ---     $      ---     $          ---

Year ended December 31, 1998:

   Allowance for doubtful accounts   $         ---      $        ---   $           ---     $      ---     $          ---

   Reserve for excess and obsolete
     Inventory                       $         ---      $        ---   $           ---     $      ---     $          ---

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

 Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the information to be provided under the captions "Election of Directors," Executive Officers of the Registrant," and "Other Matters" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2001 (the "Proxy Statement").

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

Item 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)       Index to Financial Statements

                                                                                                    Page
                  Report of Independent Accountants                                                   27
                  Consolidated Balance Sheets at December 31, 2000 and 1999                           28
                  Consolidated Statements of Operations for the years ended
                       December 31, 2000, 1999 and 1998                                               29
                  Consolidated Statements of Comprehensive Loss
                       for the years ended December 31, 2000, 1999 and 1998                           30
                  Consolidated Statement of Stockholders' Equity (Deficit)
                       for the years ended December 31, 2000, 1999 and 1998                           31
                  Consolidated Statements of Cash Flows for the years ended
                       December 31, 2000, 1999 and 1998                                               33
                  Notes to Consolidated Financial Statements                                          34

(a)(2)     Financial Statement Schedules

             II.  Valuation and Qualifying Accounts                                                   46

                  Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the consolidated financial statements and notes thereto.

    (b)      Reports on Form 8-K

            There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

    (c)          Exhibits

           Exhibit
           No.         Description

            2.1        Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac
                          Acquisition Corp., and Cadent Medical Corporation(19)
            2.2           Press Release, dated January 10, 2001, announcing
                          tender offer to acquire outstanding shares of Artema
                          Medical AB (20)
            2.3        Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc.,
                          Cardiac Science Acquisition Corp., and Survivalink Corporation (21)
            3.1        Certificate of Incorporation (1)
            3.2        Bylaws (1)
            4.1        Form of Common Stock Certificate (1)
            4.2        Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill, Fran
                       Daniels and Medstone, Inc. (2)
            4.3        Form of Warrant Certificate held by various foreign investors (13)
           10.1        1997 Stock Option/Stock Issuance Plan(3)
           10.2*       Employment Agreement, dated December 31, 2000 between Cardiac Science and Raymond Cohen
           10.3        Employment Agreement, dated September 14, 1998 between Cardiac Science and Michael Gioffredi (4)
           10.4        Employment Agreement, dated July 1, 1998 between Cardiac Science and Dongping Lin (5)
           10.5        Employment Agreement, dated May 1, 1998 between Cardiac Science and Jeffery Blanton (6)
           10.6        Employment Agreement, dated May 1, 1998 between Cardiac Science and Brett L. Scott (7)
           10.7*       Employment Agreement, dated April 27, 2000 between Cardiac Science and Prabodh Mathur
           10.8*       Employment Agreement, dated November 15, 2000 between Cardiac Science and Guy Sohie
           10.9        Development and Manufacturing Agreement with Zevex, Inc. dated August 21, 1998 (8)
           10.10       Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA Diagnostic
                       Monitoring), and Biosensor Corporation, dated December 31, 1998 (9)
           10.11+      Distribution and License Agreement with Medtronic Physio-Control Corporation dated December 2, 1998 (10)
           10.12       Addendum and Modification to the Distribution and License Agreement, dated the 2nd day of December,
                       1998 by and between Medtronic Physio-Control Corporation and Cardiac Science, Inc. (11)
           10.13       Facility lease dated September 9, 1999 for 16931 Millikan Avenue, Irvine, CA (12)
           10.14+      Data Critical Corporation Technology Integration and Distribution Letter Agreement dated March 17, 2000 (14)
           10.15       Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D. and Thang-Quang Nguyen in favor of
                       Cardiac Science, Inc. (17)
           10.16       Patent Acquisition agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang
                       Nguyen together with Cardiac Science, Inc. (18)
           21*         List of Subsidiaries
           23*         Consent of Independent Accountants
           99.1        Development and License Agreement with HeartSine Technologies, Inc. dated December 6, 1999 (15)
           99.2        HeartSine Technologies, Inc. Promissory Note and Security Agreement dated October 1, 1999 (16)

*         Filed herewith

(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Application for Registration on Form 10 dated October 2, 1991.
(2) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1993.
(3) Incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1998
(4) Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 1998.
(5) Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 1998.
(6) Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 1998.
(7) Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 1998.
(8) Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 1998.
(9) Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 1998.

(10) Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 1998.
(11) Incorporated by reference to Exhibit 10.14 to Form 10-QSB for the quarter ended June 30, 1999.
(12) Incorporated by reference to Exhibit 10.15 to Form 10-QSB for the quarter ended September 30, 1999.
(13)     Incorporated by reference to Exhibit 4.2 to Form S-1 dated
         February 4, 2000.
(14)     Incorporated by reference to Exhibit 4.3 to Form S-1 dated
         February 4, 2000.
(15) Incorporated by reference to Exhibit 99.1 to Form 10-KSB for the year ended December 31, 1999.
(16) Incorporated by reference to Exhibit 99.2 to Form 10-KSB for the year ended December 31, 1999.
(17) Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000.
(18) Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000.
(19)     Incorporated by reference to Exhibit 7(c) to Form 8-K dated
         July 1, 2000.
(20)     Incorporated by reference to Exhibit 7.1 to Form 8-K dated
         March 23, 2001.
(21)     Incorporated by reference to Exhibit 7.1 to Form 8-K dated
         March 22, 2001.


+ Portions have been omitted pursuant to a request for confidential treatment

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT , THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            CARDIAC SCIENCE, INC.

                             By:   /s/ RAYMOND W. COHEN
                                -----------------------------------
                                  Raymond W. Cohen
                                    President & Chief Executive Officer

                             By:   /s/ RODERICK DE GREEF
                               ----------------------------------------------
                                 Roderick de Greef
                                   Chief Financial Officer & Secretary
                                   (Principal Financial and Accounting Officer)

Date:  April 2, 2001

         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature                                        Title                     Date
- ---------                                        -----                     ----

/s/ RAYMOND W. COHEN                             Director         April 2, 2001
- -------------------------------------
Raymond W. Cohen

/s/ PAUL QUADROS                                 Director         April 2, 2001
- -------------------------------------
Paul Quadros

/s/ PETER CROSBY                                 Director         April 2, 2001
- -------------------------------------
Peter Crosby

/s/ HOWARD EVERS                                 Director         April 2, 2001
- -------------------------------------
Howard Evers

/s/ BRIAN DOVEY                                  Director         April 2, 2001
- -------------------------------------
Brian Dovey

/s/ ROBERT CARPENTER                             Director         April 2, 2001
- -------------------------------------
Robert Carpenter