Form 10-K/A
period 2000-12-31
CARDIAC SCIENCE INC
filed 2001-04-03
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
                  For the fiscal Year Ended December 31, 2000

                                       OR

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____

                         Commission File Number 0-19567

                              CARDIAC SCIENCE, INC.
             (Exact Name of registrant as specified in its Charter)

           Delaware                                      33-0465681
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                 16931 Millikan Avenue, Irvine, California 92606
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                    Issuer's telephone number (949) 587-0357

Securities registered under Section 12(b)
of the Exchange Act:                            None.

Securities registered under Section 12(g)
of the Exchange Act:                            Common Stock, $0.001 Par Value
                                                (Title of Class)

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

(c)    Exhibits

           Exhibit
           No.                     Description
           ---                     -----------
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

           4.1      Form of Common Stock Certificate (1)

           4.2 Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc. (2)

           4.3 Form of Warrant Certificate held by various foreign investors (13)

           10.1     1997 Stock Option/Stock Issuance Plan(3)

           10.2 Employment Agreement, dated December 31, 2000 between Cardiac Science and Raymond Cohen

           10.3 Employment Agreement, dated September 14, 1998 between Cardiac Science and Michael Gioffredi (4)

           10.4 Employment Agreement, dated July 1, 1998 between Cardiac Science and Dongping Lin (5)

           10.5 Employment Agreement, dated May 1, 1998 between Cardiac Science and Jeffery Blanton (6)

           10.6 Employment Agreement, dated May 1, 1998 between Cardiac Science and Brett L. Scott (7)

           10.7 Employment Agreement, dated April 27, 2000 between Cardiac Science and Prabodh Mathur

           10.8 Employment Agreement, dated November 15, 2000 between Cardiac Science and Guy Sohie

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

           10.14+ Data Critical Corporation Technology Integration and Distribution Letter Agreement dated March 17, 2000 (14)

           10.15 Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D. and Thang-Quang Nguyen in favor of Cardiac Science, Inc. (17)

           10.16 Patent Acquisition agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc. (18)

           21       List of Subsidiaries

           23       Consent of Independent Accountants

           99.1 Development and License Agreement with HeartSine Technologies, Inc. dated December 6, 1999 (15)

           99.2 HeartSine Technologies, Inc. Promissory Note and Security Agreement dated October 1, 1999 (16)

           99.3* Bridge Financing Agreement, dated March 29, 2001, by and between Inovise Medical, Inc. and Cardiac Science, Inc.

           99.4* Secured Convertible Promissory Note, dated March 29, 2001, by and between, Inovise Medical, Inc. and Cardiac Science, Inc.

           99.5* Security Agreement, dated March 29, 2001, by and between Inovise Medical, Inc. and Cardiac Science, Inc.

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

(19) Incorporated by reference to Exhibit 7(c) to Form 8-K dated July 1, 2000.

(20) Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 23, 2001.

(21) Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 22, 2001.


+    Portions have been omitted pursuant to a request for confidential treatment

                                   SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   CARDIAC SCIENCE, INC.



                                                   By:   /s/ Roderick de Greef
                                                         -----------------------
                                                         Roderick de Greef
                                                         Chief Financial Officer

Date:    April 3, 2001