Form 10-K/A
period 2000-12-31
CARDIAC SCIENCE INC
filed 2001-04-27
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

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

                       Documents Incorporated by Reference

                                      None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 25, 2001:


         Name                Position                               Age
         ----                --------                               ---
         Paul D. Quadros     Chairman                               54
         Raymond W. Cohen    President, Chief Executive Officer     42
                             and Director
         Roderick de Greef   Executive Vice President, Chief        40
                             Financial Officer and Secretary
         Dongping Lin        Chief Software Architect and           42
                             Intellectual Property Officer
         Michael Gioffredi   Vice President of Sales and Marketing  49
         Prabodh Mathur      Chief Product Development Officer      41
         Guy Sohie           Senior Vice President Operations       44
         Peter Crosby        Director                               48
         Howard L. Evers     Director                               52
         Robert Carpenter    Director                               55
         Brian Dovey         Director                               59

         Paul D. Quadros has been the Company's Chairman of the Board since May 1999 and a member of the Board of Directors since the Company's formation in May 1991. He is currently the Chairman of the Board of Genstar Therapeutics (formerly, UroGen Corp.) a developer of gene therapies for hemophilia and prostate cancer. Prior to joining Genstar in June 1995, Mr. Quadros was a general partner of Technology Funding, a venture capital management organization. During his tenure at Technology Funding, he was a member of the Commitments Committee from 1986 to 1994, serving as its chairman from 1987 to 1990. From 1990 to 1994, he was chairman of Technology Funding's Medical Investment Committee and was actively involved in managing Technology Funding's health care portfolio. Mr. Quadros served on the board of directors of Medstone International, Inc., from 1988 to 1995. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from U.C.L.A. Graduate School of Management. He also serves on the boards of directors of several private companies.

         Raymond W. Cohen has served as the Company's President, Chief Executive Officer, and as a member of the Board of Directors since January 1997. Prior to 1997, Mr. Cohen was President of Diagnostic Monitoring, a privately held manufacturer and international distributor of non-invasive cardiac monitoring devices, and was Vice President, Sales & Marketing of DM Software, Inc., a developer of cardiac monitoring software. From 1988 to 1990, Mr. Cohen was President of BioAnalogics, Inc., a publicly held development-stage medical company located in Beaverton, Oregon. From 1982 to 1988, Mr. Cohen was Vice President, Sales and Marketing for Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California, where he was instrumental in the company being ranked in Inc. Magazine's list of Fastest

Growing Small Public Companies from 1986 through 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

         Roderick de Greef has served as the Company's Executive Vice President, Chief Financial Officer and Secretary since March 2001. Since 1995 Mr. de Greef has provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing the Company's equity capital beginning in 1997, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California. From 1983 to 1986, Mr. de Greef held financial analysis positions with W.R. Grace and Co., and Santa Fe Minerals, Inc., in Dallas, Texas. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.B.A. from the University of Oregon.

         Dongping Lin, Ph.D., was appointed the Company's Chief Software Architect and Intellectual Property Officer in November 2000. Dr. Lin held the position of Chief Technical Officer from July, 1998 to November 2000. Dr. Lin held the position of Director of Software Engineering from January 1997 until July 1998. Dr. Lin joined the Company as Software Development Manager in January 1993. From 1988 to 1993, Dr. Lin held senior software engineering positions at Del Mar Avionics located in Irvine, Calif. Dr. Lin received his B.S. in Electrical Engineering from Beijing Normal University in Beijing, China. Dr. Lin received an M.S.E. in Computer Engineering and Ph.D. in Electrical Engineering and Computer Science from the University of Michigan. Dr. Lin is recognized as an expert in the field of computer arrhythmia analysis and real-time ventricular fibrillation detection. While at the University of Michigan Dr. Lin's real-time arrhythmia detection software was licensed to Pacific Communications, Inc.

         Michael Gioffredi has served as the Company's Vice President, Sales and Marketing since September 1998. Mr. Gioffredi previously held the position of vice president sales and marketing for Britesmile, Inc., a public dental laser technology company located in Salt Lake City. Prior to 1997, Mr. Gioffredi was senior VP marketing and business development for the EMPath Group, a private emergency medicine consulting firm and VP marketing for Laserscope, Inc., a publicly traded medical laser company. From 1982 to 1993, Mr. Gioffredi held marketing management and sales positions with the cardiology and cardiovascular divisions of C.R. Bard, Inc., a fortune 500 medical device company. Mr. Gioffredi has a BA in Business Administration and Marketing from California State University at Fullerton.

         Prabodh Mathur has been the Company's Chief Product Development Officer since November 2000. Mr. Mathur held the position of Vice President of Research & Development from May 2000, and from the Company's formation in 1991 through January 1997. Between 1997 and April 2000, Mr. Mathur was the Vice President of Engineering at Medstone International Inc., a manufacturer of shockwave lithotripters used in the treatment of kidney stones. Between 1986 and 1991, Mr. Mathur held various positions in the engineering department of Medstone, where he was initially responsible for software development, and finally, for all product development activities as head of the department. From 1983 to 1986, Mr. Mathur was a senior research engineer for Amada Laser Systems, Inc., a subsidiary of Amada, Japan, where he was responsible for integrating lasers and robots for material processing applications. Mr. Mathur earned an MS degree in Mechanical Engineering from the University of Missouri in 1983 and a BS degree in Mechanical Engineering from the Indian Institute of Technology in 1981.

         Guy Sohie has been the Company's Senior Vice President of Operations since November 2000. From 1997 to 2000, Dr. Sohie served as founder and principal consultant of his own consulting firm, Global Insite, where he advised high growth technology companies worldwide in streamlining new product development and introduction. From 1994 to 1997, he was manager of the Image Detection department with GE Medical Systems Europe, where he was responsible for development and introduction of new imaging system products for GE's medical X-Ray business. From 1989 through 1994, Guy held several positions with GE's

Corporate R&D Center in Schenectady, New York, where he introduced new technology in products ranging from combat systems to medical ultrasound and communications systems. From 1988 to 1989 he served as engineer and project leader for Motorola's Digital Signal Processor division, and from 1985 to 1988, he was assistant professor of Electrical and Computer Engineering at Arizona State University. Guy holds a Ph.D. from the Pennsylvania State University and engineering degrees from the "Industriele Hogeschool" in Antwerp, Belgium, in Electrical Engineering.

         Peter Crosby has been a member of the Company's Board of Directors since November 1997. Mr. Crosby has over 20 years of experience in the medical device industry and is currently the Chief Executive Officer of Ischemia Technology Inc. Mr. Crosby also serves as chairman of the board of Harley Street Software, Inc., a Canadian developer of ECG software products. Mr. Crosby was CEO and a director of NeoVision Corporation, an ultrasound imaging system developer until NeoVision was sold to United States Surgical Corporation in September 1997. From 1981 to 1996, Mr. Crosby held numerous senior management positions for Nucleus Group, an Australian medical device company and a division of Pacific Dunlop, Ltd. During his tenure at Nucleus, he served as Vice President, R&D, and Vice President of Business Development for Telectronics Pacing Systems, a global developer of implantable medical devices such as defibrillators, pacemakers and cardiomyoplasty stimulators. Mr. Crosby is the author of many publications, holds numerous patents in the defibrillation technology field, and has a B.S. in Electrical Engineering and a M.E.S. from the University of Melbourne, Australia.

           Howard L. Evers has been a member of the Company's Board of Directors since March 1998. From 1995 to 1996, Mr. Evers served as President, Chief Executive Officer and Chairman of the Board of Diagnostics On Call, a mobile X-ray and EKG services provider to the long-term care and home health care markets. From 1992 to 1995, he was the Chief Executive Officer and Chairman of the Board of PSI, a medical supply distribution company servicing the physician office market. From 1988 to 1992, Mr. Evers was the Chief Executive Officer and Chairman of the Board of Lake Industries, an environmental services company. From 1973 to 1988, Mr. Evers was President and Chief Executive Officer of Tru Green Corporation, a lawn, tree and shrub care and pest control company sold to Waste Management Inc. in 1987.

           Brian H. Dovey, Director, has been a General Partner of Domain Associates since 1988. Since joining Domain, he has served as Chairman of Athena Neurosciences, Creative BioMolecules, and Univax Biologics. He has also served on the Board of Directors of British Biotech, Connetics, Geron, Nabi, ReSound Corp., Trimeris, and Vivus, as well as several private companies. In 1983, Mr. Dovey joined Rorer Group, Inc. (now Aventis). As President of Rorer from 1986 to 1988, he was the primary architect of that Fortune 500 company's strategic shift to pharmaceuticals that resulted in a doubling of annual sales to approximately $1 billion. Previously, Mr. Dovey was President of Survival Technology, Inc., a medical products company whose sales growth placed it in the top ten of the Inc. 100; he has also held management positions with Howmedica, Inc., Howmet Corporation, and New York Telephone. Mr. Dovey has served as both President and Chairman of the National Venture Capital Association and is on the Board of Trustees for the Coriell Institute and the University of Pennsylvania School of Nursing. He is currently listed in Marquis Who's Who and is a former Board Member of the Health Industry Manufacturers Association and the Non-Prescription Drug Manufacturers Association. Mr. Dovey has a B.A. from Colgate University and M.B.A. - Harvard Business School

           Robert J. Carpenter, Director, is currently President, Boston Medical Investors, Inc., a company that he founded in 1994 to make investments in early stage health care companies. From 1992 to 1993 Mr. Carpenter served as President and CEO of GelTex Pharmaceuticals a developer of advanced polymers to treat human diseases. From 1989 to 1991 Mr. Carpenter served as Executive Vice President of Genzyme Corporation a biopharmaceutical firm. From 1981 to 1989 Mr. Carpenter served as President and CEO of Integrated Genetics a developer of diagnostic and therapeutic products utilizing recombinant DNA technology. Integrated Genetics was merged with Genzyme Corporation in 1989. From 1975 to 1980 Mr. Carpenter served in several positions for Baxter Travenol Laboratories ultimately attaining the position of President, Fenwal Division. Mr. Carpenter received a BS degree from the United States Military Academy at West Point in 1967, an MS in Computer Science from Stanford University in 1969, and an MBA from Harvard Business School in 1975. He also serves on the board of directors Genzyme and several private companies.

     There is no family relationship between any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers, and any persons holding more than ten percent of the Company's common stock to file reports of their initial ownership of the common stock and any subsequent changes in that ownership with the Securities and Exchange Commission. Specific filing deadlines of these reports have been established, and the Company is required to disclose any failure to meet such deadlines during the year ended December 31, 2000. Based solely on a review of such reports furnished to the Company, the Company believes all of these filing requirements have been satisfied.

Item 11.               EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and to each of its other executive officers, other than the Chief Executive Officer, who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2000 (collectively the "Named Executive Officers") .

                          Summary of Compensation Table

                                                                                                     Long Term Compensation
                                                                                                     ----------------------
                                            Annual Compensation
                                            -------------------
                                                                                        Awards                       Payouts
                                                                                        ------                       -------
                                                                                              Securities
           Name and                                              Other        Restricted       Underlying        LTIP     All Other
           Principal                     Salary       Bonus      Annual         Stock         Options/SARs      Payout      Comp.
           Position             Year       ($)         ($)        Comp.         Award             (#)(1)          ($)       ----
           --------             ----       ---         ---        -----         -----             ------          ---
  Raymond W. Cohen              2000     190,000     70,000         --             --            300,000          --      12,000(2)
  President and Chief           1999     189,626     40,000         --             --            150,000          --       9,750(2)
  Executive Officer             1998     161,500       --           --             --             50,000          --       6,000(2)

  Dongping Lin
  Chief Software Architect      2000     175,000       --           --             --            434,479          --          --
  and Intellectual Property     1999     125,013       --           --             --            164,550          --          --
  Officer                       1998     110,496     20,000         --             --            124,250          --          --

  Brett L. Scott **             2000     130,000       --                          --             95,000          --          --
  Chief Financial               1999     119,723     20,000         --             --            100,000          --          --
  Officer and Secretary         1998      99,336     15,000         --             --             50,000          --          --

  Michael Gioffredi             2000     179,628     25,000         --             --            100,000          --       10,634(3)
  Vice President of Sales       1999     108,110     25,000         --             --            100,000          --        2,885(4)
  and Marketing                 1998      32,331       --           --             --             50,000          --          --

  Prabodh Mathur                2000     110,667     24,750         --             --            100,000          --        3,750(2)
  Chief Product Development     1999        --         --           --             --               --            --          --
  Officer                       1998        --         --           --             --               --            --          --

**       Mr. Scott resigned on February 2, 2001

(1) Represents shares of common stock underlying stock options. The grant of the options disclosed in this column was made pursuant to the 1997 Stock Option/Stock Issuance Plan.

(2)      Annual automobile allowance

(3)      Reimbursement for relocation expenses

(4)      Consulting services

                              Option Grants In 2000

           The following table provides information related to options granted to each of the Named Executive Officers during the year ended December 31, 2000:

                                                  Percentage of                                 Potential Realizable
                         No. of Securities        Total Options                                   Value at Assumed
                             Underlying            Granted to        Exercise                   Annual Rate of Stock
                          Options Granted         Employees in         Price     Expiration    Price Appreciation for
      Name                    (#)(1)                  Year             ($/Sh)       Date             Option Term
      ----                    ------                  ----             ------       ----             -----------
                                                                                                    5%           10%
                                                                                                    --           ---
Raymond W. Cohen              150,000                 10.0%             $4.00       5/18/10      $388,206    $1,024,225
Dongping Lin                  204,505                 13.6%             $5.81        8/4/10      $768,760    $2,028,262
                               65,424                  4.4%             $4.00      11/17/09      $169,320    $  446,726
Brett L. Scott**               25,000                  1.7%             $4.00       5/18/10      $ 64,701    $  170,704
Michael Gioffredi              25,000                  1.7%             $4.00       5/18/10      $ 64,701    $  170,704
Prabodh Mathur                150,000                 10.0%             $4.00       5/18/10      $388,206    $1,024,225

**       Mr. Scott resigned on February 2, 2001

(1) Represents shares of common stock underlying stock options. Such options are exercisable 25% per year commencing in November 2000.

         Aggregated Option Exercises In 2000 and Year-End Option Values

         The following table sets forth certain information as of December 31, 2000 regarding options held by the Named Executive Officers.

                                                            Number of Securities
                             Shares                        Underlying Unexercised           Value of Unexercised
                           Acquired on      Value                Options at                In-The-Money Options at
                            Exercise      Realized                 Year-End                    Year-End ($)(1)
          Name                 (#)           ($)          Exercisable/Unexercisable       Exercisable/Unexercisable
          ----              ---------     --------        -------------------------       -------------------------
Raymond W. Cohen               --             --               133,333/166,667                $224,999/$150,001
Dongping Lin                   --             --               157,899/276,580                $ 306,204/$80,390
Brett L. Scott**             30,000        171,816               49,688/45,312                $  92,006/$71,744
Michael Gioffredi            25,000        189,949               52,083/47,917                $  97,397/$77,603
Prabodh Mathur                 --             --                37,500/112,500                $   9,375/$28,125

**       Mr. Scott resigned on February 2, 2001

(1) The closing bid price of the common stock on December 31, 2000 was $4.25. Value is calculated on the difference between the exercise price of in-the-money options and multiplied by the number of shares of common stock underlying the option.

                              Employment Agreements

         The Company is a party to at-will employment agreements with Raymond W. Cohen, Roderick de Greef, Michael Gioffredi, Prabodh Mathur and Guy Sohie. Each agreement automatically renews annually unless the Company or the employee shall give the other written notice of termination. The agreements provide for a base salary, plus such bonuses and stock options based on incentive plans approved by the Board of Directors. Each agreement contains a non-competition covenant, and Mr. Cohen's agreement provides that he shall receive a car allowance of $12,000 per annum. The agreements also provide that in the event of an involuntary termination or change of control:

o each employee shall receive his base salary and health insurance benefits for twelve months (twenty-four months for Mr. Cohen) following the event as well as his pro rata portion of his target bonus; and

o any unvested stock option or shares of restricted stock held on the date of event shall continue to vest over the twelve-month period (twenty-four months for Mr. Cohen).

         Compensation Committee Interlocks and Insider Participation

         The current members of the Compensation Committee of the Board of Directors are Paul Quadros, Howard Evers and Raymond Cohen. Compensation decisions regarding Mr. Cohen are made by the non-employee directors of the Compensation Committee. No interlocking relationship exists between any member of the Board of Directors or the Compensation Committee and any member of the board of directors or compensation committee of any other company.

                            Compensation of Directors

         The non-employee members of the Board of Directors receive $1,000 per board meeting attended and $250 per telephonic board meeting. The directors also are reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees. Directors also are eligible to receive options under the Company's 1997 Stock Option/Stock Issuance Plan.

             Compensation Committee Report on Executive Compensation

         This report, prepared by the Compensation Committee, addresses the Company's executive compensation policies and the basis on which 2000 executive officer compensation determinations were made. The Compensation Committee designs and approves all components of the executive pay.

         During 2000, the Compensation Committee members were Messrs. Cohen, Quadros and Evers. Mr. Cohen recused himself from any compensation discussions and or decisions with respect to his compensation.

Compensation Philosophy

           The Company's executive compensation policies are intended to attract, retain, motivate and reward executives who can lead the Company in achieving its long-term growth and earnings goals. The objective of the Compensation Committee is to implement a compensation program that will provide appropriate incentives while, at the same time, encourage executive officers to increase their equity ownership in the Company and thereby align their interests with those of the Company's stockholders. The compensation program consists primarily of three components, namely (a) base salary, (b) bonus and (c) stock options. Each of these factors are further described below. In addition, executive officers are eligible to participate, on a non-discriminatory basis, in various benefit programs provided to all full-time employees, including the Company's stock purchase plan, 401(k) plan and group medical, disability and life insurance programs. The Compensation Committee believes that executive compensation packages should be viewed as a whole in order to properly assess their appropriateness.

           In establishing total compensation packages for the Company's executive officers, the Compensation Committee takes into account the compensation packages offered to executives of other medical device design and manufacturing companies of similar stature. The Compensation Committee uses this comparative data primarily as benchmarks to ensure that the Company's executive compensation packages are competitive. The Compensation Committee seeks to maintain total compensation within the broad middle range of comparative pay. Individual amounts are based not only on comparative data, but also on such factors as length of service with the Company and the Compensation Committee's judgment as to individual contributions. These factors are not assigned specific mathematical weights. The Compensation Committee generally meets quarterly and at other times that it deems are necessary and, from time to time, confers with outside advisors concerning acceptable industry practices.

Salary

           Base salaries are reviewed annually. It is the Compensation Committee's intention to pay slightly below-market base salary but provide a significant equity ownership opportunity to create incentives for the Company's executive officers to maximize the Company's growth and success while increasing stockholders' value over the long term. Changes in base salary from year to year depend upon such factors as individual performance, cost of living changes and the economic and business conditions affecting the Company.

Bonus

           Executive bonuses are determined in accordance with achievement of the Compensation Company's goals for the most recent fiscal year. The amounts are intended to reward management for achieving certain milestones set out at the beginning of the fiscal year. The cash bonus for the Chief Executive Officer is also influenced by his ability to execute strategic plans determined by the Board of Directors, including merger and acquisition programs.

Stock Options

           As noted above, stock options are an important component of total executive compensation. Stock options are considered long-term incentives that link the long-term interests of management with those of the Company's stockholders. Stock options that the Compensation Committee has granted to executive employees generally vest over a four year period from the date of grant at the rate of 25% per fiscal year, commencing at the end of the year in which they are granted. The Compensation Committee has absolute discretion to determine the recipients and the number of options to be awarded. Each award is at the Committee's discretion and is not subject to any specific formula or criteria. The Compensation Committee generally awards options on an annual basis. The number of shares for which options were granted to executive officers in fiscal 2000 was determined by the Compensation Committee based upon several factors, including the executive's position, his or her past and future expected performance, the comparative data described above, and the number of shares under options previously granted. These factors were evaluated in a qualitative manner and were not assigned predetermined weights.

Compensation of Raymond W. Cohen, President and Chief Executive Officer

           During 2000, the compensation of Mr. Cohen was determined by applying the same criteria discussed in this report used to determine salaries, bonuses and stock option grants for all executive officers. Mr. Cohen's compensation for 2000 is set forth in the Summary Compensation Table appearing on page 5.

                                                          Compensation Committee

                                                          Paul Quadros
                                                          Howard Evers
                                                          Raymond Cohen

                Comparison of Cumulative Total Stockholder Return

         The following chart provides an annual comparison, from December 31, 1995 of the cumulative total shareholder return (assuming reinvestment of any dividends) among the Company, the Russell 2000 Index and the Hambrecht & Quist ("H&Q") Healthcare (Excluding Biotechnology) Index, an industry index of 43 healthcare and medical technology companies. The Russell 2000 Index covers a broad cross-section of public companies, many of which have relatively small market capitalizations. The historical information set forth below is not necessarily indicative of future performance.


                     COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
                             AMONG CARDIAC SCIENCE,
               RUSSELL 2000 INDEX AND H&Q HEALTHCARE, EXC. BIOTECH

                     ASSUMES $100 INVESTED ON DEC. 31, 1995
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2000

                                     [LINE CHART]

                                           12/31/95   12/31/96    12/31/97   12/31/98   12/31/99   12/31/00
CARDIAC SCIENCE                              100.00      21.75       18.25      29.20      58.39      62.04
H&Q HEALTHCARE EXC. BIOTECHNOLOGY            100.00     111.02      132.31     160.76     140.46     219.73
RUSSELL 2000 INDEX                           100.00     116.61      142.66     138.66     165.82     158.66

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of April 13, 2001, regarding beneficial ownership of the Company's common stock by:

         o each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

         o        each Director of the Company;

         o        each Named Executive Officer of the Company; and

         o all of the Company's current executive officers and directors as a group.

   Name of Beneficial Owner                         Number of Shares
(including address of 5% holders)                 Beneficially Owned (1)        Percent of Class (1)
---------------------------------                 ----------------------        --------------------
Muller Mohl Holdings                                     2,983,750(2)                    12.0%
   Weinplatz 10
   8001 Zurich Switzerland

HFC-Cadent, L.P.                                         2,419,033                        9.8%
   1445 Ross at Field
   Dallas, TX 75202

Domain Partners                                          1,929,616                        7.8%
   1 Palmer Sq
   Princeton, NJ 08542

Walter Villiger                                          1,383,750(3)                     5.6%
   Hurdnerstrasse 10
   Postfach 1474
   CH-8640 Hurden Switzerland

Raymond W. Cohen                                           643,268(4)                     2.6%

Paul D. Quadros                                             93,967(5)                       *

Peter Crosby                                                54,792(6)                       *

Howard L. Evers                                             68,742(7)                       *

Robert Carpenter                                           160,483                          *

Brian Dovey                                                   --                            0

Dongping Lin                                               167,899(8)                       *

Roderick de Greef                                          439,227(9)                     1.7%

Michael Gioffredi                                           52,083(10)                      *

Prabodh Mathur                                              76,535(11)                      *

Guy Sohie                                                     --                            0

Brett Scott**                                               49,688(12)                      *

All current executive officers and directors as a        1,743,142(13)                    6.8%
group (eleven persons)

*        Less than 1%.

**       Mr. Scott resigned on February 2, 2001.

(1) Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)      Includes 56,250 shares issuable upon exercise of outstanding warrants.

(3)      Includes 33,500 shares issuable under outstanding warrants.

(4) Includes 133,333 shares issuable upon exercise of outstanding vested options.

(5) Includes 42,396 shares issuable upon exercise of outstanding vested options.

(6) Includes 29,792 shares issuable upon exercise of outstanding vested options.

(7) Includes 28,542 shares issuable upon exercise of outstanding vested options.

(8) Includes 157,899 shares issuable upon exercise of outstanding vested options.

(9) Includes 82,050 shares issuable upon exercise of outstanding warrants and 114,416 shares issuable upon exercise of outstanding vested options.

(10) Includes 52,083 shares issuable upon exercise of outstanding vested options.

(11) Includes 33,670 shares issuable upon exercise of outstanding warrants and 37,500 shares issuable upon exercise of outstanding vested options.

(12) Includes 49,688 shares issuable upon exercise of outstanding vested options.

(13) Includes 115,720 shares issuable upon exercise of outstanding warrants and 582,107 shares issuable upon exercise of outstanding vested options.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the year ended December 31, 2000, Mr. Roderick de Greef was sole shareholder and president of de Greef & Company, Inc. During this period, de Greef & Company, Inc. provided certain financial consulting services to the Company and received compensation of $545,000 and 131,761 shares of restricted common stock then valued at $593,000. Effective March 1, 2001, Mr. de Greef became the Company's Executive Vice President and Chief Financial Officer, and de Greef & Company, Inc. no longer receives any compensation from the Company.

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


Date:    April 27, 2001