Form 10-Q
period 2001-03-31
CARDIAC SCIENCE INC
filed 2001-05-15
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                                 -------------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-19567

                              CARDIAC SCIENCE, INC.
      --------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                DELAWARE                                     33-0465681
      ------------------------------                   ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     identification No.)


                 16931 Millikan Avenue, Irvine, California 92606
             ---------------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares of the Common Stock of the registrant outstanding as of May 10, 2001 was 24,819,138.

                              CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                          PART I. FINANCIAL INFORMATION


                                                                                       Page No.
                                                                                       --------
Item 1.   Unaudited Financial Statements:

          Consolidated Condensed Balance Sheets as of March 31, 2001
             and December 31, 2000                                                         3

          Consolidated Condensed Statements of Operations for the
           three months ended March 31, 2001 and 2000                                      4

          Consolidated Statements of Comprehensive Loss for the
           three months ended March 31, 2001 and 2000                                      5

          Consolidated Condensed Statements of Cash Flows for the
           three months ended March 31, 2001 and 2000                                      6

          Consolidated Condensed Notes to Financial Statements                             7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      14

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                               15

Item 2.   Changes in Securities and Use of Proceeds                                       15

Item 3.   Defaults Upon Senior Securities                                                 15

Item 4.   Submission of Matters to a Vote of Security Holders                             15

Item 5.   Other Information                                                               15

Item 6.   Exhibits and Reports on Form 8-K                                                15

Signatures                                                                                16


Item 1.   Financial Statements

                              CARDIAC SCIENCE, INC.

                      Consolidated Condensed BALANCE SHEETS
                                   (Unaudited)



                                                                       March 31,         December 31,
                                                                         2001                2000
                                                                       ---------         -------------
                       ASSETS
Current assets:
  Cash and cash equivalents                                        $    7,497,670      $  13,537,066
  Marketable securities available-for-sale
    including an unrealized loss of ($169,594) at
    March 31, 2001 and an unrealized gain of $504,025 at
    December 31, 2000                                                   4,330,406          5,004,025
  Accounts receivable, net of allowance for doubtful
    accounts of $200,000 at March 31, 2001 and at
    December 31, 2000                                                   2,775,407          1,923,118
  Inventory                                                             1,250,586          1,512,894
  Prepaid expenses                                                        245,208            203,825
                                                                   ---------------     ---------------
Total current assets                                                   16,099,277         22,180,928

Property and equipment, net of accumulated depreciation                 1,847,407          1,682,102
Intangibles, net of accumulated amortization                            7,694,698          8,023,071
Other assets                                                            2,322,654          1,449,610
                                                                   ---------------     ---------------
                                                                   $   27,964,036      $  33,335,711
                                                                   ===============     ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                            $    4,212,231      $   4,027,735
  Current portion of capital lease obligation                              50,211             48,601
  Current portion of loan payable                                          85,266             82,813
                                                                   ---------------     ---------------
Total current liabilities                                               4,347,708          4,159,149
                                                                   ---------------     ---------------

Long term portion of capital lease obligation                             133,647            146,821
Long term portion of loan payable                                          22,915             45,173
                                                                   ---------------     ---------------
                                                                          156,562            191,994
                                                                   ---------------     ---------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $0.001 par value; 1,000,000 shares
    authorized, none issued or outstanding                                     --                 --
  Common stock - $ 0.001 par value; 40,000,000 shares
    authorized, 24,750,613 issued and outstanding at
    March 31, 2001 and 24,382,228 at December 31, 2000                     24,751             24,382
  Common stock subscribed                                                 240,136           1,551,000
  Additional paid-in capital                                           80,515,564          78,788,847
  Accumulated other comprehensive income (loss)                          (169,594)            504,025
  Accumulated deficit                                                 (57,151,091)        (51,883,686)
                                                                    --------------      ---------------
      Total stockholders' equity                                       23,459,766          28,984,568
                                                                    --------------      ---------------
                                                                    $  27,964,036       $  33,335,711
                                                                    ===============     ===============


    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 Consolidated Condensed STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months       Three Months
                                                             Ended               Ended
                                                         March 31, 2001     March 31, 2000
                                                        -----------------   ----------------
Revenue                                                 $    1,757,789      $      624,642
Cost of goods sold                                          (1,617,253)           (574,758)
                                                        -----------------   ----------------
Gross profit                                                   140,536              49,884
                                                        -----------------   ----------------

Operating expenses:
   Research and development                                  2,150,177           1,138,024
   Sales and marketing                                       1,519,860             924,764
   General and administrative                                1,536,094             717,049
   Amortization of goodwill and other intangibles              330,842                 ---
                                                        -----------------   ----------------
Total operating expenses                                     5,536,973           2,779,837
                                                        -----------------   ----------------

   Loss from operations                                     (5,396,437)         (2,729,953)
Interest income (expense), net                                 131,032              12,023
                                                        -----------------   ----------------

Loss from operations before provision
   for income taxes                                         (5,265,405)         (2,717,930)
Provision for income taxes                                       2,000               1,600
                                                        -----------------   ----------------

Net loss                                                $   (5,267,405)     $   (2,719,530)
                                                        =================   ================

Net loss per share (basic and diluted)                  $        (0.21)     $        (0.22)
                                                        =================   ================

Weighted average number of shares used in the
   computation of net loss per share                        24,738,941          12,152,303
                                                        =================   ================




    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)



                                                               For the three months ended March 31,
                                                               ------------------------------------
                                                                     2001                    2000
                                                                     ----                    ----
          Net loss                                             $  (5,267,405)            $  (2,719,530)
          Other comprehensive income (loss):
            Unrealized loss on investments                          (673,619)                      --
                                                               --------------            -------------
              Comprehensive loss                               $  (5,941,204)            $  (2,719,530)
                                                               ==============            ==============





     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

                 Consolidated Condensed STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three months     Three months
                                                                      ended            ended
                                                                 March 31, 2001   March 31, 2000
                                                                 ---------------- ----------------
Cash flows from operating activities:
Net loss                                                         $  (5,267,405)   $   (2,719,530)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                      143,180            27,200
    Amortization of goodwill and other intangibles                     330,842                --
    Compensation related to fair value of options
      granted to non-employees                                              --            25,000
    Changes in operating assets and liabilities:
    Accounts receivable                                               (852,289)         (288,262)
    Inventory                                                          262,308          (447,152)
    Prepaid expenses                                                   (41,383)          (39,676)
    Other assets                                                      (107,507)           71,497
    Accounts payable and accrued expenses                              184,496            33,973
                                                                 --------------   ---------------
Net cash used in operating activities                               (5,347,758)       (3,336,950)
                                                                 --------------   ---------------
Cash flows from investing activities:
   Purchase of equipment                                              (308,485)           (7,359)
   Advances to Inovise Medical, Inc.                                  (260,000)               --
   Deferred acquisition costs                                         (508,007)               --
                                                                 --------------   ---------------
Net cash used by investing activities                               (1,076,492)           (7,359)
                                                                ---------------  ----------------
Cash flows from financing activities:
    Payments on loan payable                                           (11,564)               --
    Payments on capital leases                                         (19,805)               --
    Proceeds from exercise of common stock warrants                    375,000           127,379
    Proceeds from exercise of common stock options                      74,973             5,000
    Costs of equity issuances                                          (33,750)          (67,732)
                                                                 --------------   ---------------
Net cash provided by financing activities                              384,854            64,647
                                                                 --------------   ---------------
Net decrease in cash and cash equivalents                           (6,039,396)       (3,279,662)

Cash and cash equivalents at beginning of period                    13,537,066         5,901,934
                                                                 --------------   ---------------
Cash and cash equivalents at end of period                       $   7,497,670    $    2,622,272
                                                                 ==============   ===============



     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

              Consolidated Condensed NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


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

2.      Continued Existence

        Additional capital is needed to complete the Company's planned acquisition of Survivalink, to fulfill its current marketing, research and product development goals and to sustain and ensure its viability. From inception through March 31, 2001, the Company incurred losses of approximately $57.2 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's product development program and its transition to attain profitable operations is dependent upon achieving a level of revenue adequate to support the Company's cost structure. The Company anticipates that its current cash balance and liquidation of the marketable securities available for sale will be sufficient to meet the Company's cash requirements into September 2001. In this respect, the Company is considering a number of alternatives, including additional equity financings and corporate partnerships. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transactions will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.      Summary of Significant Accounting Policies

        In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2001 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K and subsequent amendments. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the full year.

                              CARDIAC SCIENCE, INC.

              Consolidated Condensed NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

4.      Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                                       March 31,          December 31,
                                         2001                 2000
                                       ----------         -------------
         Raw materials               $   978,565           $ 1,018,796
         Work in process                  78,320               245,819
         Finished goods                  193,701               248,279
                                     ------------          ------------
                                     $ 1,250,586           $ 1,512,894
                                     ------------          ------------


5.      Acquisition of Cadent Medical Corporation

        On July 1, 2000 the Company acquired Cadent Medical Corporation ("Cadent"), a privately-held company. As consideration, the Cadent shareholders received an aggregate of 4,500,000 shares of restricted common stock of the Company, 420,000 shares of which are being held in escrow pursuant to an escrow agreement. These escrow shares are the sole and exclusive remedy for any losses incurred by the Company for any breach of representation or warranty by Cadent. These shares shall be released from escrow on June 30, 2001 providing that all claims, if any, have been resolved. In addition, 300,000 shares of the aggregate consideration were allocated to certain employees of Cadent pursuant to a retention incentive plan. As of March 31, 2001, 253,550 shares have been issued to these employees. The balance of the shares aggregates to a value of $240,136 and is shown as common stock subscribed on the accompanying balance sheet.

        The following unaudited pro forma data summarizes the results of operations for the three months ended March 31, 2000 as if the Cadent acquisition had been completed as of January 1, 2000. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and in process research and development.

                                               Three months ended
                                                 March 31, 2000
                                              ---------------------
        Revenues                              $      624,642
        Net loss                              $  (19,220,540)
        Net loss per share (basic and
        diluted)                              $        (1.15)

6.      Inovise Medical, Inc.

        On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan is collateralized by all assets of Inovise, excluding certain receivables from royalty payments, bears interest at 6%, is convertible into equity of Inovise and has a term of six months. The amount advanced as of March 31, 2001 was $1,038,000. At March 31, 2001, the $1,038,000 is still outstanding and has not been converted into equity. The Company intends to convert this note into equity of Inovise under the same terms as Inovise's next equity financing, and has therefore classified such amount as a non-current asset. In February 2001, the Company decided not to proceed with the acquisition.

                              CARDIAC SCIENCE, INC.

              Consolidated Condensed NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

7.      Distribution and License Agreement

        In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. This quarter, MPC provided the Company with notice that, among other things, the planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with Cardiac Science. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. The Company is currently in discussions with MPC regarding the nature and extent, if any, of a commercial relationship going forward and expects to reach a definitive conclusion within the next several months.

8.      Pending Acquisitions

        In January 2001, the Company tendered an offer to acquire all of the outstanding shares of Artema Medical AB of Stockholm, Sweden, a manufacturer of patient monitors and external cardiac defibrillator devices. Artema's class B stock is publicly traded on the OM Stockholm Exchange O-List (Symbol: ARTM B). As consideration, the Company will issue approximately 4,444,444 shares of its common stock valued at approximately $16 million for all of the issued and outstanding shares of Artema. The Company's offer is conditional upon the tender of at least 90% of the issued and outstanding shares of Artema, representing at least 90% of the voting power. The transaction is anticipated to close in June 2001. Through March 31, 2001, the Company has capitalized $374,507 in Artema related acquisition costs. These costs have been included as a non-current asset in the March 31, 2001 balance sheet.

        In February 2001, the Company agreed to acquire Survivalink Corporation, a privately held Minneapolis-based company that is a provider of semi automatic external defibrillators ("AEDs"). As consideration for the transaction, the Company will pay $35.5 million in cash and $35.5 million in shares of its common stock to Survivalink shareholders for a total purchase price of $71 million. The acquisition is anticipated to close in June 2001. Through March 31, 2001, the Company has capitalized $133,500 in Survivalink related acquisition costs. These costs have been included as a non-current asset in the March 31, 2001 balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

General

        Cardiac arrest is the leading cause of death in the United States and Europe. According to the American Heart Association, approximately 350,000 people die annually in the United States from sudden cardiac arrest. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering an in-hospital cardiac arrest is about 15%
- a rate that has not changed since the 1960's. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

        Our technology platform consists of proprietary arrhythmia detection and discrimination software (RHYTHMx ECD(TM)), defibrillation hardware and electrode technology, which are combined to create a line of fully automatic external cardioverter defibrillator ("AECD(R)") devices. These AECD's are designed to be prophylactically attached to patients at temporary risk of sudden cardiac arrest, and to

      o continuously monitor a patient's heart rhythms,
      o instantly and accurately detect the onset of any life-threatening arrhythmias, and
      o when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

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

        In January 2001, we announced an offer to acquire all the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for between
3.33 million and 4.44 million shares of our common stock. In February 2001, we entered into a definitive agreement to purchase all the outstanding shares of Survivalink Corporation, a Minneapolis, Minnesota based developer, manufacturer and marketer of semi automatic external defibrillators ("AEDs"), for $35.5 million in cash and $35.5 million in common stock. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema and Survivalink, which we believe will cost effectively expand our AECD product line. In addition, we believe there are additional synergies between our distribution channels, cost structure and customer base, and those of Artema and Survivalink. Both transactions are anticipated to close in June 2001, and are subject to satisfying certain conditions.

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. This quarter, MPC provided us with notice that, among other things, the planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic's by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with us. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. We are currently in discussions with MPC regarding the nature and extent, if any, of a commercial relationship going forward and expect to reach a definitive conclusion within the next several months. (see note 7 to the consolidated condensed financial statements).

Results of Operations

       Revenue for the three months ended March 31, 2001 increased 181% to $1,757,789 compared to $624,642 in the three months ended March 31, 2000. The increase was attributable to higher sales of Powerheart units to our international distributors, partially offset by a reduction in domestic sales of the Powerheart, and to the sale of defibrillators and patient monitors which we purchased from Artema Medical AB and sold to our international distributors.

        Cost of goods sold as a percentage of revenue was approximately 92% for the three months ended March 31, 2001 and for the three months ended March 31, 2000. We anticipate that our cost of goods sold, as a percentage of revenue, will decrease in the future due to the introduction of lower cost units and a change in the mix of product sales toward higher margin disposable electrodes.

        Research and development expenses increased to $2,150,177 for the three months ended March 31, 2001 from $1,138,024 in the three months ended March 31, 2000, reflecting our continued investment in the development of the CRM and PWD AECD devices. Increases in research and development expenses related to higher engineering personnel costs and project costs associated with the development of the CRM and PWD AECD devices, as well as sustaining engineering costs associated with the Powerheart.

       Sales and marketing expenses increased to $1,519,860 for the three months ended March 31, 2001 from $924,764 in the three months ended March 31, 2000. This increase is primarily attributable to expenses associated with the expansion of our direct sales organization and an increase in the number of clinical support specialists, as well as, higher marketing costs relating to direct mail and tradeshow activities.

        General and administrative expenses increased to $1,536,094 for the three months ended March 31, 2001 from $717,049 in the three months ended March 31, 2000. The increase was a result of higher personnel costs, insurance premiums, professional and consulting fees and costs associated with the Cadent facility in Bedford, Massachusetts.

        Amortization of goodwill and other intangible assets was $330,842 for the three months ended March 31, 2001 compared to none in the prior comparable period. The amortization charges are associated with goodwill and intangible assets acquired in our acquisition of Cadent Medical in July 2000.

Liquidity and Capital Resources

       At March 31, 2001, we had cash and cash equivalents of $7,497,670 and working capital of $11,751,569 as compared to cash and cash equivalents of $13,537,066 and working capital of $18,021,779 at December 31, 2000. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $51 million. Net cash used in operating activities for the three months ended March 31, 2001 was $5.4 million compared to $3.3 million for the three months ended March 31, 2000. We have incurred losses of approximately $57.2 million since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, and research and product development activities. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the progress of research and development programs, and market acceptance of our products.

        Successful completion of our development program for our products and the transition to profitable operations is dependent upon achieving a level of revenue which supports the required cost structure.

        We anticipate that the current cash balances and liquidation of the marketable securities available for sale will be sufficient to meet our cash requirements into September 2001. Additional capital will be necessary to ensure our viability. In this respect, we are considering a number of alternatives, including additional equity financings and corporate partnerships. We cannot assure you that any such transactions will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders. We also cannot assure you that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

Forward Looking Statements

        This Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements regarding:

                 o products under development;
                 o future cash requirements and the adequacy of cash on hand;
                 o technological and competitive advantages;
                 o our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;
                 o strategic alliances and
                 o our planned acquisitions of Artema Medical AB and Survivalink
                   Corporation.

        These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

        Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At March 31, 2001, we invested our available cash in money market securities of high credit quality financial institutions.

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

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities and Use of Proceeds

             During the three-month period ending March 31, 2001, we sold 75,000 shares of common stock pursuant to the exercise of warrants for gross proceeds of $375,000. The shares were sold to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             a)      Exhibits:

                     None.

             b)      Reports on Form 8-K:

                     We filed three reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001. Forms 8-K filed January 16, 2001 and March 27, 2001 related to the proposed acquisition of Artema Medical AB
                     (publ). Form 8-K filed March 23, 2001 related to the proposed acquisition of Survivalink Corporation.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CARDIAC SCIENCE, INC.




Date: May 15, 2001                        /s/ Roderick de Greef
                                        -----------------------------
                                        Roderick de Greef
                                        (Authorized Officer and Principal
                                        Financial Officer)