Form 10-Q/A
period 2001-03-31
CARDIAC SCIENCE INC
filed 2001-07-19
CIK 876188

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567
                                                -------

                              CARDIAC SCIENCE, INC.
                              ---------------------
        (Exact name of Small Business Issuer as specified in its charter)

        DELAWARE                                        33-0465681
        ----------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               identification No.)


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

General

         Cardiac arrest is the leading cause of death in the United States and Europe. According to the American Heart Association, approximately 350,000 people die annually in the United States from sudden cardiac arrest. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering an in-hospital cardiac arrest is about 15%- a rate that has not changed since the 1960's. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

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

         We own four patents and have twelve patent applications pending. We intend to continue to file additional patent applications relating to our technology.

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

         In 2001, we announced an offer to acquire all the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for between 3.33 million and 4.44 million shares of our common stock. In 2001, we also entered into a definitive agreement to purchase all the outstanding shares of Survivalink Corporation, a Minneapolis, Minnesota based developer, manufacturer and marketer of semi automatic external defibrillators ("AEDs"), for $10 million in cash, $26.05 million in senior secured promissory notes, and $36.05 million in common stock. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema and Survivalink, which we believe will cost effectively expand our AECD product line. In addition, we believe there are additional synergies between our distribution channels, cost structure and customer base, and those of Artema and Survivalink. Both transactions are anticipated to close in the third quarter of 2001, and are subject to satisfying certain conditions.

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

Results of Operations

         Revenue for the three months ended March 31, 2001 increased 181% to $1,757,789 compared to $624,642 in the three months ended March 31, 2000. This variance of $1,133,147 was comprised of increased sales of the Powerheart though our international distribution channels of $692,000, decreased domestic sales of the Powerheart of $333,000 ($283,000 of which was attributable to the MPC situation during the three months ended March 31, 2001), sales of approximately $725,800 of defibrillators and patient monitoring equipment purchased from Artema

Medical AB and sold to our international distributors, and increased sales of supplies and accessories of $47,800.

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



                           CARDIAC SCIENCE, INC.




Date:  July 19, 2001       /s/  Roderick de Greef
                           -----------------------------
                           Roderick de Greef
                           (Authorized Officer and Principal Financial Officer)