Form 10-Q
period 2001-06-30
CARDIAC SCIENCE INC
filed 2001-08-14
CIK 876188

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                   FORM 10-Q

                                ----------------


(Mark One)

    |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

    | |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         Commission file number 0-19567

                                ----------------


                             CARDIAC SCIENCE, INC.
       (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                                       33-0465681
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)


                16931 Millikan Avenue, Irvine, California 92606
                    (Address of principal executive offices)


   Registrant's telephone number, including area code: (949) 587-0357

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

   The number of shares of the Common Stock of the registrant outstanding as of August 13, 2001 was 24,862,787.


===============================================================================

                             CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item 1. Unaudited Financial Statements:

        Consolidated Condensed Balance Sheets as of June 30, 2001 and
        December 31, 2000 ...........................................        3

        Consolidated Condensed Statements of Operations for the three
        and six months ended June 30, 2001 and 2000 .................        4

        Consolidated Condensed Statements of Cash Flows for the six
        months ended June 30, 2001 and 2000 .........................        5

        Consolidated Condensed Notes to Financial Statements ........      6-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...................................     9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..       13


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...........................................       14

Item 2. Changes in Securities and Use of Proceeds ...................       14

Item 3. Defaults Upon Senior Securities .............................       14

Item 4. Submission of Matters to a Vote of Security Holders .........       14

Item 5. Other Information ...........................................       14

Item 6. Exhibits and Reports on Form 8-K ............................       14

Signatures ..........................................................       15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             CARDIAC SCIENCE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2001           2000
                                                     ------------   ------------
                      ASSETS                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents......................    $  4,123,737   $ 13,537,066
  Marketable securities available-for-sale,
   including an unrealized gain of $504,025 at
   December 31, 2000.............................              --      5,004,025
  Accounts receivable, net of allowance for
   doubtful accounts of $350,000 at June 30, 2001
   and $200,000 at December 31, 2000.............       3,049,624      1,923,118
  Inventory......................................       1,756,777      1,512,894
  Prepaid expenses...............................         271,108        203,825
                                                     ------------   ------------
    Total current assets ........................       9,201,246     22,180,928
Property and equipment, net of accumulated
  depreciation...................................       2,628,476      1,682,102
Intangibles, net of accumulated amortization ....       7,366,324      8,023,071
Deferred acquisition costs and Survivalink
  advance........................................       2,682,095             --
Other assets ....................................       1,660,213      1,449,610
                                                     ------------   ------------
                                                     $ 23,538,354   $ 33,335,711
                                                     ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses ..........    $  6,514,153   $  4,027,735
 Current portion of capital lease obligation ....          73,034         48,601
 Current portion of loan payable ................          87,789         82,813
                                                     ------------   ------------
    Total current liabilities ...................       6,674,976      4,159,149
                                                     ------------   ------------
Long term portion of capital lease obligation ...         169,028        146,821
Long term portion of loan payable ...............              --         45,173
                                                     ------------   ------------
                                                          169,028        191,994
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock -- $0.001 par value; 1,000,000
   shares authorized, none issued or outstanding.              --             --
  Common stock -- $ 0.001 par value; 40,000,000
   shares authorized, 24,852,787 issued and
   outstanding at June 30, 2001 and 24,382,228 at
   December 31, 2000.............................          24,853         24,382
  Common stock subscribed........................         195,033      1,551,000
  Additional paid-in capital.....................      80,745,133     78,788,847
  Accumulated other comprehensive income.........              --        504,025
  Accumulated deficit ...........................     (64,270,669)   (51,883,686)
                                                     ------------   ------------
    Total stockholders' equity ..................      16,694,350     28,984,568
                                                     ------------   ------------
                                                     $ 23,538,354   $ 33,335,711
                                                     ============   ============





    The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                               Three Months Ended             Six Months Ended
                                                                            -------------------------    --------------------------
                                                                             June 30,       June 30,       June 30,       June 30,
                                                                               2001           2000           2001           2000
                                                                           -----------    -----------    ------------   -----------
Revenue ................................................................   $   491,148    $   924,962    $  2,248,937   $ 1,549,604
Cost of goods sold .....................................................       402,374        817,833       2,019,627     1,392,591
                                                                           -----------    -----------    ------------   -----------
Gross profit ...........................................................        88,774        107,129         229,310       157,013
                                                                           -----------    -----------    ------------   -----------
Operating expenses:
  Research and development..............................................     2,451,499      1,285,857       4,601,676     2,423,881
  Sales and marketing...................................................     2,077,106        901,702       3,596,966     1,826,466
  General and administrative............................................     1,682,124        728,092       3,218,218     1,445,141
  Amortization of goodwill and other intangibles........................       331,097             --         661,939            --
                                                                           -----------    -----------    ------------   -----------
Total operating expenses ...............................................     6,541,826      2,915,651      12,078,799     5,695,488
                                                                           -----------    -----------    ------------   -----------
Loss from operations ...................................................    (6,453,052)    (2,808,522)    (11,849,489)   (5,538,475)

Interest income, net ...................................................        40,843         11,901         171,875        23,924
Loss on sale of marketable securities ..................................      (707,369)            --        (707,369)           --
                                                                           -----------    -----------    ------------   -----------
Loss before provision for income taxes .................................    (7,119,578)    (2,796,621)    (12,384,983)   (5,514,551)
                                                                           -----------    -----------    ------------   -----------

Provision for income taxes .............................................            --             --           2,000         1,600
                                                                           -----------    -----------    ------------   -----------
Net loss ...............................................................   $(7,119,578)   $(2,796,621)   $(12,386,983)  $(5,516,151)
                                                                           ===========    ===========    ============   ===========
Net loss per share (basic and
  diluted)..............................................................   $     (0.29)   $     (0.23)   $      (0.50)  $     (0.44)
                                                                           ===========    ===========    ============   ===========
Weighted average number of shares used in the computation of net loss
  per share.............................................................    24,813,429     12,379,059      24,775,155    12,437,491
                                                                           ===========    ===========    ============   ===========



    The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Six Months       Six Months
                                                       Ended           Ended
                                                   June 30, 2001   June 30, 2000
                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................    $(12,386,983)    $ (5,516,151)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation.................................         306,814           66,700
  Amortization of goodwill and other
   intangibles.................................         661,939               --
  Compensation related to fair value of options
   granted to non-employees....................              --           75,000
  Loss on sale of marketable securities........         707,369               --
  Provision for allowance for doubtful accounts         150,000               --
Changes in operating assets and liabilities:
  Accounts receivable..........................      (1,276,506)        (496,540)
  Inventory....................................        (243,883)     (1,965,404)
  Prepaid expenses                                      (67,283)         (38,240)
  Other assets.................................          44,204         (25,188)
  Placement of Powerhearts at customer
   locations...................................        (580,325)              --
  Accounts payable and accrued expenses........         888,954        1,802,496
                                                   ------------     ------------
Net cash used in operating activities .........     (11,795,700)      (6,097,327)
                                                   ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment........................        (672,863)        (532,897)
  Advances to Inovise Medical, Inc. and
   Survivalink.................................        (760,000)              --
  Deferred acquisition costs...................        (584,631)              --
  Proceeds from sale of marketable securities..       3,792,631               --
                                                   ------------     ------------
Net cash provided (used) by investing
  activities...................................       1,775,137         (532,897)
                                                   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ......              --        9,680,000
  Proceeds from capital lease refinancings ....          73,352               --
  Payments on capital leases ..................         (26,712)              --
  Payments on loan payable ....................         (40,197)              --
  Proceeds from exercise of common stock
   warrants....................................         375,000          137,981
  Proceeds from exercise of common stock
   options.....................................         261,654           72,626
  Costs of equity issuances ...................         (35,863)         (58,981)
                                                   ------------     ------------
Net cash provided by financing activities .....         607,234        9,831,626
                                                   ------------     ------------
Net increase (decrease) in cash and cash
  equivalents..................................      (9,413,329)       3,201,402
Cash and cash equivalents at beginning of
  period.......................................      13,537,066        5,901,934
                                                   ------------     ------------
Cash and cash equivalents at end of period ....    $  4,123,737     $  9,103,336
                                                   ============     ============




    The accompanying notes are an integral part of the financial statements

                             CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001

1. Organization and Capitalization of the Company

   Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company has developed proprietary tachyarrhythmia detection and discrimination software technology--RHYTHMx ECD(TM)--designed to be incorporated into external defibrillator and patient monitoring devices. RHYTHMx ECD enables these devices, which are attached prophylactically to hospitalized patients who are determined to be at temporary risk of cardiac arrest, to continuously monitor their heart rhythms, accurately and instantly detect life-threatening ventricular tachyarrhythmias and, when appropriate and without the aid of hospital staff, automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

2. Continued Existence

   Additional capital is needed to complete the Company's planned acquisition of Survivalink, to fulfill its current marketing, research and product development goals and to sustain and ensure its viability. From inception through June 30, 2001, the Company incurred losses of approximately $64.3 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's product development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements into September 2001. In this respect, we are pursuing an equity financing in which the Company plans to issue up to $35.0 million of its common stock in exchange for cash, at no less than $2.00 per share. Approximately $10.5 million of the proceeds of this financing will be used to satisfy the cash portion of the Survivalink merger consideration (see note 8). There can be no assurance that the equity financing or any other financing transaction will be available at terms acceptable to the Company, if at all, that any financing transactions will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3. Summary of Significant Accounting Policies

   In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2001 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K and subsequent amendments. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of results for the full year.

   For the three and six months ended June 30, 2001 and 2000, the Company's net loss is the same as comprehensive loss. All marketable securities previously held by the Company were sold in the second quarter of 2001 and the corresponding loss has been realized.

                             CARDIAC SCIENCE, INC.

                                 June 30, 2001

4. Inventory

   Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                                                                June 30,    December 31,
                                                                  2001          2000
                                                               ----------    ----------
        Raw materials .....................................    $1,409,684    $1,018,796
        Work in process ...................................       105,501       245,819
        Finished goods ....................................       241,592       248,279
                                                               ----------    ----------
                                                               $1,756,777    $1,512,894
                                                               ==========    ==========


   During the quarter ended June 30, 2001, the Company placed $580,325 of completed Powerheart units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment, where they are being depreciated over a five year period.

5. Acquisition of Cadent Medical Corporation

   On July 1, 2000, the Company acquired Cadent Medical Corporation ("Cadent"), a privately-held company. As consideration, the Cadent shareholders received an aggregate of 4,500,000 shares of restricted common stock of the Company, 420,000 shares of which were held in escrow pursuant to an escrow agreement. These escrow shares were the sole and exclusive remedy for any losses incurred by the Company for any breach of representation or warranty by Cadent. These shares were released from escrow in July 2001. In addition, 300,000 shares of the aggregate consideration were allocated to certain employees of Cadent pursuant to a retention incentive plan. As of June 30, 2001, 262,276 shares have been issued to these employees. The balance of the shares aggregates to a value of $195,033 and is shown as common stock subscribed on the accompanying balance sheet.

   The following unaudited pro forma data summarizes the results of operations for the six months ended June 30, 2000 as if the Cadent acquisition had been completed as of January 1, 2000. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles.

                                                                        Six Months Ended
                                                                          June 30, 2000
                                                                        ----------------
        Revenues ....................................................     $  1,549,604
        Net loss ....................................................     $(24,838,277)
        Net loss per share (basic and diluted) ......................     $      (1.47)


6. Inovise Medical, Inc.

   On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan is collateralized by all assets of Inovise, excluding certain receivables from royalty payments, bears interest at 6%, is convertible into equity of Inovise and has a term of six months. The amount advanced as of June 30, 2001 was $1,038,000. At June 30, 2001, the $1,038,000 is still outstanding and has not been converted into equity. The Company intends to convert this note into equity of Inovise under the same terms as Inovise's next equity financing, and has therefore classified such amount as a non-current asset. In February 2001, the Company decided not to proceed with the acquisition.

                             CARDIAC SCIENCE, INC.

                                 June 30, 2001

7. Distribution and License Agreement

   In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. In the quarter ended March 31, 2001, MPC provided the Company with notice that, among other things, the planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. In addition to concerns relating to the potential violation of the Federal Trade Commission restrictions, MPC stated that the Company's planned acquisition of Survivalink and Artema (see note 8) would cause the Company to become a direct competitor, thereby fundamentally altering the existing relationship and eliminating the ability to work together in the future. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with the Company. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. The Company is currently in discussions with MPC regarding the nature and extent, if any, of a commercial relationship going forward and expects to reach a definitive conclusion within the next several months.

8. Pending Acquisitions

   In January 2001, the Company announced its intention to make a tender offer for all of the outstanding shares of Artema Medical AB, a Stockholm, Sweden based manufacturer of patient monitors and external cardiac defibrillator devices, for up to approximately 4,444,444 shares of its common stock. The Company's offer is conditional upon, among other things, the tender of at least 90% of the issued and outstanding shares of Artema, representing at least 90% of the voting power. The transaction is anticipated to close in the third quarter of 2001. Through June 30, 2001, the Company has capitalized $1,173,493 in Artema related acquisition costs.

   In February 2001, the Company agreed to acquire Survivalink Corporation, a privately held Minneapolis-based company that is a provider of semi-automatic external defibrillators ("AEDs"). As consideration, the Company will pay a purchase price consisting of $10.5 million in cash, $25.8 million in 18 month senior secured promissory notes, and 18,150,000 shares of its common stock. The acquisition is anticipated to close in the third quarter of 2001 and is subject to certain shareholder approvals. Through June 30, 2001, the Company has capitalized $1,008,602 in Survivalink related acquisition costs. In connection with this planned transaction, in the quarter ended June 30, 2001, the Company advanced $500,000 to Survivalink at the interest rate of 10% per annum for working capital requirements. This note is due and payable on the earlier of the termination of the merger agreement or October 8, 2001.

9. Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142. SFAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. Both SFAS No. 141 and 142 will be adopted by the Company on January 1, 2002 for business combinations that occurred prior to July 1, 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 141 and 142 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2000.

General

   Cardiac arrest is the leading cause of death in the United States and Europe. According to the American Heart Association, approximately 350,000 people die annually in the United States from sudden cardiac arrest, nearly one third of which die in hospitals. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering an in-hospital cardiac arrest is about 15%--a rate that has not changed since the 1960's. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

   Our technology platform consists of proprietary arrhythmia detection and discrimination software (RHYTHMx ECD(TM)), defibrillation hardware and electrode technology, which are combined to create a line of fully automatic external cardioverter defibrillator ("AECD(R)") devices. These AECDs are designed to be prophylactically attached to patients at temporary risk of sudden cardiac arrest, and

   o to continuously monitor a patient's heart rhythms,

   o to instantly and accurately detect the onset of any life-threatening arrhythmias, and

   o when appropriate and without human intervention to automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

   We believe our proprietary technology will help create a new standard of care by significantly increasing the survival rate of patients suffering sudden cardiac arrest.

   Our first AECD product, the Powerheart(R), was introduced into the United States in February 2000, and is the only FDA cleared, fully automatic non-invasive external cardioverter defibrillator device. In addition we currently are developing two additional AECD products:

   o Cardiac Rhythm Module(TM)--formerly referred to as our Automatic Defibrillator Module, the Cardiac Rhythm Module or "CRM" is a portable, fully automatic defibrillator module designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the CRM is designed to provide complete rhythm management capabilities, including external pacing.

   o Personal Wearable Defibrillator(TM)--the Personal Wearable Defibrillator or "PWD" is a small, wearable, fully automatic defibrillator designed to be worn by patients who are ambulatory within a hospital setting or home environment, and who are at temporary risk of sudden cardiac arrest for a period of days or weeks.

   We own four patents and have thirteen patent applications pending relating to our core technology. We intend to continue to file additional patent applications relating to our technology.

   Our business strategy is centered on rapidly building an installed base of AECD devices in order to maximize the potential recurring revenue associated from sales of our single use, disposable defibrillator electrodes. All of our AECD devices are designed to utilize our proprietary defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our disposable defibrillator electrodes feature "smart chip" technology, designed to ensure that only our electrodes will be used with devices utilizing our proprietary technology. We are now marketing our AECD devices directly to hospitals in the United States, and through country specific distributors in the rest of the world. We intend to acquire or enter into strategic alliances with other defibrillator and patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our AECD devices and technology.

   In January 2001, we announced our intention to make a tender offer for all the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for up to approximately 4.44 million shares of our common stock. Our offer is subject to several conditions, including the tender of at least 90% of the issued and outstanding shares of Artema, representing at least 90% of the voting power. In February 2001, we entered into a definitive agreement to acquire Survivalink Corporation, a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic external defibrillators. As consideration, we will pay a purchase price consisting of $10.5 million in cash, $25.8 million in 18 month, senior secured promissory notes, and 18.15 million shares of our common stock. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema and Survivalink, which we believe will cost effectively expand our AECD product line. In addition, we believe there are additional synergies between our distribution channels, cost structure and customer base, and those of Artema and Survivalink. Both transactions are anticipated to close in the third quarter of 2001.

   In December 1998, we entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. During the quarter ended March 31, 2001, MPC provided us with notice that, among other things, the planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. In addition to concerns relating to the potential violation of the Federal Trade Commission restrictions, MPC stated that our planned acquisition of Survivalink and Artema would cause us to become a direct competitor, thereby fundamentally altering the existing relationship and eliminating the ability to work together in the future. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with us. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. We are currently in discussions with MPC regarding the nature and extent, if any, of a commercial relationship going forward and expect to reach a definitive conclusion within the next several months. (see note 7 to the consolidated condensed financial statements).

Results of Operations

   During the past six months, we have made a fundamental shift in the way we market the Powerheart in the U.S., away from a capital equipment model, where sales of the Powerheart were made to a large distributor (MPC), to a recurring revenue business model. Under this model, we market the Powerheart to U.S. hospitals directly, and agree to place Powerheart units in a customers' facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe that this model will increase the rate of adoption of our AECD technology by addressing the capital budget constraints many U.S. hospitals face, and ultimately result in higher levels of recurring revenue.

   Revenue for the three months ended June 30, 2001 was $491,148 as compared to $924,962 for the three months ended June 30, 2000. This decrease of $433,814 was attributable to no Powerheart sales and accessories to MPC, which totaled $362,900 last year, and reduced Powerheart sales to our international distributors of $245,500. These decreases were offset by increased sales of our proprietary, disposable defibrillation electrodes of $124,700 and sales of defibrillators and patient monitoring equipment purchased from Artema Medical AB and sold to our international distributors of $49,900. Revenue for the six months ended June 30, 2001 was $2,248,937 as compared to $1,549,604 for the six months ended June 30, 2000. This increase of $699,333 was attributable to sales of defibrillators and patient monitoring equipment purchased from Artema Medical AB sold to our international distributors of $775,700, increased sales of Powerheart units and related accessories to our international distributors of $446,000 and increased sales of our proprietary, disposable defibrillation electrodes of $166,900. These increases were offset by a decrease in the sale of Powerheart units to MPC of $689,300.

   Cost of goods sold for the three and six months ended June 30, 2001, as a percentage of revenue, decreased to 81.9% and 89.8%, respectively; and from 88.4% and 89.9%, respectively, for the three and six months ended June 30, 2000. The decrease in cost of goods for the three months ended June 30, 2001, is primarily attributable to increased sales of disposable electrodes, as a portion of total sales, which have a reduced cost of goods relative to the associated revenue.

   Research and development expenses for the three months ended June 30, 2001 were $2,451,499 as compared to $1,285,857 for the three months ended June 30, 2000. This increase of $1,165,642 is primarily attributable to higher salaries and benefits associated with increased engineering headcount of $458,300, engineering and industrial design services of $213,100, supplies and materials of $318,400, clinical studies of $73,600 and travel expenses of $70,700 directly related to the CRM and PWD products currently under development. Research and development expenses for the six months ended June 30, 2001 were $4,601,676 as compared to $2,423,881 for the six months ended June 30, 2000. This increase of $2,177,795 is primarily attributable to higher salaries and benefits associated with increased engineering headcount of $778,900, engineering and industrial design services of $502,500, supplies and materials of $506,800, clinical studies of $73,600 and travel expenses of $96,100 directly related to the CRM and PWD products currently under development.

   Sales and marketing expenses for the three months ended June 30, 2001 were $2,077,106 as compared to $901,702 for the three months ended June 30, 2000. This increase of $1,175,404 is primarily attributable to higher salaries and benefits of $714,200, training and recruiting expenses of $290,300 and travel expenses of $172,200 associated with the expansion of our U.S. hospital based direct sales force. Sales and marketing expenses for the six months ended June 30, 2001 were $3,596,966 as compared to $1,826,466 for the six months ended June 30, 2000. This increase of $1,770,500 is primarily attributable to higher salaries and benefits of $1,162,500, training and recruiting expenses of $350,200 and travel expenses of $440,500 associated with the expansion of our U.S. hospital based direct sales force, offset by a reduction in collateral marketing materials of $134,000 and other miscellaneous marketing related expenses of $48,700.

   General and administrative expenses for the three months ended June 30, 2001 were $1,682,124 as compared to $728,092 for the three months ended June 30, 2000. This increase of $954,032 is attributable to higher depreciation expense of $111,700, an increase in accounts receivable reserve of $150,000 and an increase in personnel and expenses associated with an overall increase in general corporate activity, which is primarily comprised of higher expenses in the following categories: salaries, benefits and relocation of $313,300, accounting, consulting and legal services of $149,500, and rent, utilities, travel expenses and telephone of $120,700. General and administrative expenses for the six months ended June 30, 2001 were $3,218,218 as compared to $1,445,141 for the six months ended June 30, 2000. This increase of $1,773,077 is attributable to higher depreciation expense of $213,900, an increase in accounts receivable reserve of $150,000 and an increase in personnel and expenses associated with an overall increase in general corporate activity, which is primarily comprised of higher expenses in the following categories: salaries, benefits, recruiting and relocation of $618,900, accounting, consulting and legal services of $398,700, rent, utilities, travel expenses and telephone of $176,300, and employee training of $93,000.

   Amortization of goodwill and other intangible assets was $331,097 and $661,939 for the three and six months ended June 30, 2001 compared to none in the prior comparable periods. The amortization charges are associated with goodwill and intangible assets acquired in our acquisition of Cadent Medical in July 2000.

   Interest income, net, increased to $40,843 and $171,875 for the three and six months ended June 30, 2001 as compared to interest income, net of $11,901 and $23,924 in the comparable periods in the prior year. This increase was attributable to a higher level of interest income as a result of higher invested cash balances this year versus the prior year.

   The Company realized a loss on the sale of marketable securities of $707,369 resulting from the sale of shares in Spacelabs Medical, Inc., at prices below the original basis.

Liquidity and Capital Resources

   At June 30, 2001, we had cash and cash equivalents of $4,123,737 and working capital of $2,526,270 as compared to cash and cash equivalents of $13,537,066 and working capital of $18,021,779 at December 31, 2000. From inception, our sources of funding for operations were derived from equity placements. Net cash used in operating activities for the six months ended June 30, 2001 was $11.8 million compared to $6.1 million for the six months ended June 30, 2000. We have incurred losses of approximately $64.3 million since inception, and we expect to incur substantial additional operating losses as a result of expenditures related to marketing and sales efforts, and research and product development activities. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the progress of research and development programs, and market acceptance of our products.

   Successful completion of our development program for our products and the transition to profitable operations is dependent upon achieving a level of revenue which supports the required cost structure.

   We anticipate that the current cash balances will be sufficient to meet our cash requirements into September 2001. Additional capital will be necessary to ensure our viability. In this respect, we are pursuing an equity financing in which we plan to issue up to $35.0 million worth of our common stock in exchange for cash, at no less than $2.00 per share. Approximately $10.5 million of the proceeds of this financing will be used to satisfy the cash portion of the Survivalink merger consideration. We cannot assure you that the equity financing or any other financing transaction will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders. We also cannot assure you that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities, which would have a material impact on our operating results, financial position and liquidity. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

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

   o strategic alliances, and

   o our planned acquisitions of Artema Medical AB and Survivalink
     Corporation.

   These forward-looking statements are based on current expectations that involve numerous risks and uncertainties, including those risks and uncertainties discussed in this Form 10-Q, in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, and in our other filings with the Securities and Exchange Commission. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   We do not believe that we currently have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.

   Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. We do not use derivative financial instruments in our investment portfolio. We are adverse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At June 30, 2001, we have no marketable securities.

   Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because our international transactions are denominated primarily in U.S. dollars.

                             CARDIAC SCIENCE, INC.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Item 2.        Changes in Securities and Use of Proceeds

               Not Applicable

Item 3.        Defaults Upon Senior Securities

               Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               Not Applicable

Item 5.        Other Information

               Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

               a)    Exhibits:

                     None.

               b)    Reports on Form 8-K:

                     We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Date: August 14, 2001          CARDIAC SCIENCE, INC.





                               /s/ Roderick de Greef
                               ---------------------
                               Roderick de Greef
                               (Authorized Officer and Principal Financial
                               Officer)