Form 10-Q
period 2001-09-30
CARDIAC SCIENCE INC
filed 2001-11-14
CIK 876188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------

     (Mark One)

     [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---
         The number of shares of the Common Stock of the registrant outstanding as of November 14, 2001 was 54,129,762.

================================================================================

                              CARDIAC SCIENCE, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                                                                                             Page No.
                                                                                             --------
Item 1.     Unaudited Financial Statements:

            Consolidated Condensed Balance Sheets as of September 30, 2001 and
            December 31, 2000..............................................................       3

            Consolidated Condensed Statements of Operations for the three and nine
            months ended September 30, 2001 and 2000.......................................       4

            Consolidated Condensed Statements of Cash Flows for the nine months
            ended September 30, 2001 and 2000..............................................       5

            Consolidated Condensed Notes to Financial Statements...........................    6-11

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.....................................................................   13-17

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................      18

                          PART II. OTHER INFORMATION
                          --------------------------
Item 1.     Legal Proceedings..............................................................      19

Item 2.     Changes in Securities and Use of Proceeds......................................      19

Item 3.     Defaults Upon Senior Securities................................................      19

Item 4.     Submission of Matters to a Vote of Security Holders............................      19

Item 5.     Other Information..............................................................      20

Item 6.     Exhibits and Reports on Form 8-K...............................................      20

Signatures.................................................................................      21

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             September 30,     December 31,
                                                                                  2001             2000
                                                                             -------------    -------------
                                                                              (Unaudited)
                               ASSETS

Current assets:
   Cash and cash equivalents ..............................................  $   2,753,622    $  13,537,066
   Marketable securities available-for-sale, including an
      unrealized gain of $504,025 at December 31, 2000 ....................           --          5,004,025
   Accounts receivable, net of allowance for doubtful
     accounts of $1,342,955 at September 30, 2001 and $200,000
     at December 31, 2000 .................................................      5,737,165        1,923,118
   Inventory ..............................................................      1,817,809        1,512,894
   Prepaid expenses .......................................................        298,877          203,825
                                                                             -------------    -------------
Total current assets ......................................................     10,607,473       22,180,928
Property and equipment, net of accumulated depreciation ...................      3,450,310        1,682,102
Intangibles, net of accumulated amortization ..............................     89,260,164        8,023,071
Deferred acquisition costs ................................................      1,379,286             --
Other assets ..............................................................      2,444,799        1,449,610
                                                                             -------------    -------------
                                                                             $ 107,142,032    $  33,335,711
                                                                             =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued expenses ..................................  $  14,779,143    $   4,027,735
   Current portion of capital lease obligation ............................         99,222           48,601
   Current portion of loan payable ........................................         66,792           82,813
                                                                             -------------    -------------
Total current liabilities .................................................     14,945,157        4,159,149
                                                                             -------------    -------------

Senior secured promissory notes ...........................................     27,300,000             --
Long term portion of capital lease obligation .............................        159,978          146,821
Long term portion of loan payable .........................................           --             45,173
                                                                             -------------    -------------
                                                                                27,459,978          191,994
                                                                             -------------    -------------
Commitments and contingencies
Stockholders' equity:

    Preferred stock - $0.001 par value; 1,000,000
     shares authorized, none issued or outstanding ........................           --               --

   Common stock - $ 0.001 par value; 100,000,000
     shares authorized, 50,080,149 issued and outstanding
     at September 30, 2001 and 24,382,228 at December 31, 2000 ............         50,080           24,382

   Common stock subscribed ................................................        172,595        1,551,000
   Additional paid-in capital .............................................    136,801,099       78,788,847
   Accumulated other comprehensive income .................................           --            504,025
   Accumulated deficit ....................................................    (72,286,877)     (51,883,686)
                                                                             -------------    -------------
Total stockholders' equity ................................................     64,736,897       28,984,568
                                                                             -------------    -------------
                                                                             $ 107,142,032    $  33,335,711
                                                                             =============    =============

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                           ----------------------------   -----------------------------
                                                           Sept 30, 2001  Sept 30, 2000   Sept 30, 2001   Sept 30, 2000
                                                           -------------  -------------   -------------   -------------
Revenues ................................................  $    643,952    $  1,209,682    $  2,892,889    $  2,759,286
Cost of goods sold ......................................      (331,918)     (1,060,102)     (2,351,545)     (2,452,693)
Write down of inventory .................................    (1,453,756)           --        (1,453,756)           --
                                                           ------------    ------------    ------------    ------------
Gross profit (loss) .....................................    (1,141,722)        149,580        (912,412)        306,593
                                                           ------------    ------------    ------------    ------------

Operating expenses:
    Research and development ............................     1,834,219       3,066,953       6,435,895       5,490,834
    Sales and marketing .................................     1,697,500         957,134       5,294,466       2,783,600
    General and administrative ..........................     1,588,464       1,554,174       4,806,682       2,999,315
    Acquired in-process research and
       development ......................................          --        13,587,026            --        13,587,026
    Amortization of goodwill and other
       intangibles ......................................       330,844         567,952         992,783         567,952
    Amortization of restricted stock ....................          --           775,500            --           775,500
    Impairment of assets ................................     1,438,000            --         1,438,000            --
                                                           ------------    ------------    ------------    ------------
Total operating expenses ................................     6,889,027      20,508,739      18,967,826      26,204,227
                                                           ------------    ------------    ------------    ------------
Loss from operations ....................................    (8,030,749)    (20,359,159)    (19,880,238)    (25,897,634)

Interest income, net ....................................        14,541         314,718         186,416         338,642
Loss on sale of marketable securities ...................          --              --          (707,369)           --
                                                           ------------    ------------    ------------    ------------
Loss before provision for income taxes ..................    (8,016,208)    (20,044,441)    (20,401,191)    (25,558,992)

Provision for income taxes ..............................          --              --             2,000           1,600
                                                           ------------    ------------    ------------    ------------

Net loss ................................................  $ (8,016,208)   $(20,044,441)   $(20,403,191)   $(25,560,592)
                                                           ============    ============    ============    ============

Net loss per share (basic and diluted) ..................  $      (0.31)   $      (0.88)   $      (0.81)   $      (1.47)
                                                           ============    ============    ============    ============

Weighted  average number of shares used in the
computation of net loss per share .......................    26,209,759      22,884,154      25,258,235      17,391,455
                                                           ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Nine Months      Nine Months
                                                                                      Ended            Ended
                                                                                  Sept 30, 2001    Sept 30, 2000
                                                                                  ------------     -------------
Cash flows from operating activities:
Net loss .......................................................................   $(20,403,191)   $(25,560,592)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation ................................................................        478,698         122,416
   Amortization of goodwill and other intangibles ..............................        992,783         567,952
   Amortization of restricted stock ............................................           --           775,500
   Acquired in process research and development ................................           --        13,587,026
   Compensation related to fair value of options granted to non-employees ......         44,100         886,252
   Expenses paid with common stock .............................................           --            55,500
   Loss on sale of marketable securities .......................................        707,369            --
   Bad debt expense ............................................................        400,000            --
   Write down of inventory .....................................................      1,453,756            --
   Impairment of assets ........................................................      1,438,000            --
Changes in operating assets and liabilities (net of assets and liabilities acquired):
   Accounts receivable .........................................................     (1,512,967)     (1,397,821)
   Inventory ...................................................................       (359,389)     (1,991,469)
   Prepaid expenses ............................................................        (47,285)        (62,212)
   Other assets ................................................................         39,670          22,328
   Placement of Powerhearts at customer locations ..............................     (1,110,377)           --
   Accounts payable and accrued expenses .......................................      2,138,040       2,231,351
                                                                                   ------------    ------------
Net cash used in operating activities ..........................................    (15,740,793)    (10,763,769)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Purchase of equipment .......................................................       (746,782)       (873,354)
   Advances to Inovise Medical, Inc. and Survivalink ...........................       (760,000)           --
   Deferred acquisition costs ..................................................       (682,588)           --
   Proceeds from sale of marketable securities .................................      3,792,631            --
   Acquisition of Survivalink, net of cash acquired of $1,397,008 ..............     (9,102,992)           --
   Cash advance to Survivalink shareholders for tax escrow .....................     (2,200,000)           --
   Cash acquired in Cadent Medical acquisition, net of costs of $189,705 .......           --            19,969
                                                                                   ------------    ------------
Net cash used in investing activities ..........................................     (9,699,731)       (853,385)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock ......................................     14,100,000      30,972,274
   Proceeds from capital lease refinancings ....................................         73,352            --
   Payments on capital leases ..................................................        (44,025)         (6,626)
   Payments on loan payable ....................................................        (61,193)        (18,683)
   Proceeds from exercise of common stock warrants .............................        375,000         137,981
   Proceeds from exercise of common stock options ..............................        307,694         248,796
   Costs of equity issuances ...................................................        (93,748)       (442,315)
                                                                                   ------------    ------------
Net cash provided by financing activities ......................................     14,657,080      30,891,427
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................    (10,783,444)     19,274,273

Cash and cash equivalents at beginning of period ...............................     13,537,066       5,901,934
                                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................................   $  2,753,622    $ 25,176,207
                                                                                   ============    ============

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

1.  Organization and Capitalization of the Company

         Cardiac Science, Inc. (the "Company") was incorporated on May 20, 1991 to develop, manufacture and market software driven non-invasive (non-surgical) Automatic External Cardioverter Defibrillator ("AECD") devices to treat persons suffering from or at high risk of life-threatening arrhythmias. The Company develops, manufactures and markets life-saving external cardiac defibrillator devices and proprietary disposable defibrillator electrodes that monitor and automatically treat patients who suffer life-threatening heart rhythms. Powerheart(R), the Company's patented hospital bedside defibrillator, monitors a patient's heart activity, accurately identifies life-threatening arrhythmias, and immediately administers defibrillation shock(s) within seconds and without human intervention. In September 2001, the Company acquired Survivalink Corporation ("Survivalink"), a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators ("AEDs"). The Company's products are marketed in the United States by its 36-person direct sales force and by independent distributors in 40 countries around the world.


         In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments necessary for a fair presentation of its financial position at September 30, 2001 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 2000 Annual Report on Form 10-K and subsequent amendments. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results for the full year.

2.  Continued Existence

         Additional capital is needed to fulfill the Company's current marketing, research and product development goals and to sustain and ensure its viability. From inception through September 30, 2001, the Company incurred losses of approximately $72.3 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's product development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. Subsequent to September 30, 2001, the Company has raised approximately $8 million in equity financing through the sale of approximately 4 million shares of its common stock at $2.00 per share, pursuant to the terms of the financing transaction approved by shareholders at the annual meeting held on September 21, 2001. The Company anticipates that its current cash balance plus the $8 million raised subsequent to September 30, 2001, be sufficient to meet its' cash requirements through the first quarter of 2002. The Company is continuing its efforts to complete the financing transaction and could issue up to an additional 6.5 million shares of its common stock to raise an additional $13.0 million in cash. There can be no assurance that the remainder of the financing transaction will be completed or that any other financing transaction will be available at terms acceptable to the Company, if at all, that any financing transactions will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

                              CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

3.  Inventory

         Inventory is stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:


                                            September 30,   December 31,
                                                2001            2000
                                            -------------   ------------
Raw materials ............................   $  795,818      $1,018,796
Work in process ..........................      212,421         245,819
Finished goods ...........................      809,570         248,279
                                             ----------      ----------
                                             $1,817,809      $1,512,894
                                             ==========      ==========

         During the three months ended September 30, 2001, the Company wrote down $1,453,756 of inventory as a result of discontinuation of the original Powerheart model and the anticipated introduction of its new Cardiac Rhythm Module ("CRM"), and reflects management's estimate of the cost of component inventory on hand that will not be transformed into finished goods.

         The Company placed $530,052 and $1,110,377 of completed Powerheart units at customer locations during the three and nine months ended September 30, 2001, respectively. The Company retains title to these units and such amounts were transferred to property and equipment, where they are being depreciated over a five year period.

4.  Acquisition of Survivalink Corporation

         On September 26, 2001, the Company acquired Survivalink Corporation, a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators. As consideration, the Company paid $10.5 million in cash, issued $25.8 million in senior secured promissory notes and 18.15 million shares of common stock to Survivalink shareholders. Of this total consideration, approximately $1.8 million of the notes and 907,500 shares of the Company's common stock is being held in escrow pursuant to an escrow agreement. The escrow amount is to protect the Company for claims regarding breach of representation or warranty by Survivalink. These funds will be released from escrow on September 26, 2002, providing that all claims, if any, have been resolved.

         The acquisition was accounted for as a purchase under Statement of Financial Accounting Standards ("SFAS") No. 141. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. This purchase price allocation reflects a current estimate of the allocation to the acquired assets, liabilities and goodwill. The Company has engaged an independent appraisal firm to assess the fair values of the acquired assets and liabilities, and to assess the allocation of the purchase price. Final allocations may differ significantly from the allocation reflected herein, and may reflect allocation to in-process research and development and other identifiable intangibles such as core technology.

         The Company has identified three patents out of Survivalink's total intellectual property portfolio as intangible assets and has preliminarily valued these patents at approximately $3.0 million, or approximately $1.0 million each. The Company estimates the useful life of the patents to be 10 years.

                              CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

         The components of the purchase price and allocation are as follows:

         Purchase Price:

         Stock consideration (18,150,000 shares @ $2.31/share)........  $41,926,500
         Cash.........................................................   10,500,000
         Senior secured promissory notes..............................   25,800,000
         Acquisition costs............................................    2,231,644
                                                                        -----------

         Total........................................................  $80,458,144
                                                                        ===========

         Allocation of Purchase Price:

         Current assets...............................................  $ 5,545,138
         Property, plant and equipment, net...........................      389,748
         Other assets.................................................       20,521
         Current liabilities..........................................   (6,208,615)
         Bridge notes.................................................   (1,500,000)
         Long term liabilities........................................      (10,862)
         Patents......................................................    3,000,000
         Goodwill......................................................  79,222,214
                                                                        -----------

         Total........................................................  $80,458,144
                                                                        ===========

         The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Survivalink acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of patents and interest on the notes.


                                                          Nine Months      Nine Months
                                                             Ended            Ended
                                                         September 30,    September 30,
                                                             2001             2000
                                                         -------------    ------------
Net revenues ........................................    $ 16,077,611     $ 14,284,686
Net loss ............................................    $(26,246,365)    $(27,918,364)

Pro forma net loss per share (basic and diluted) ....    $      (0.61)    $      (0.79)

         The Company has entered into an agreement with Survivalink shareholders to establish a tax escrow fund to make loans to employees of Survivalink who owned options to purchase Survivalink common stock to help them meet their tax obligations arising from the exercise of their employee stock options at the time of the acquisition. The Company deposited $2,200,000 of cash into this fund at closing. This amount is included in other long term assets in the Company's Consolidated Condensed Balance Sheets at September 30, 2001. Each loan from the fund is documented by an individual tax note. The tax notes are collateralized by any amounts payable to the Survivalink employee under the senior secured promissory notes issued to the employee as consideration in the acquisition of Survivalink. The tax escrow will terminate and the $2,200,000 will be returned to the Company upon the earlier of (i) full repayment by the Company of the senior secured promissory notes, or (ii) December 31, 2003.

5.  Senior Secured Promissory Notes

         As partial consideration for the acquisition of Survivalink (see note
4), the Company issued senior secured promissory notes to Survivalink shareholders in the principal amount of $25,800,000, with simple interest payable upon maturity at the rate of 10% per annum. The maturity date of the notes are eighteen months from the date of issue, subject to an automatic extension for six months upon payment of an extension fee of five percent of the outstanding principal and interest due at the time of the extension. In addition, the Company assumed $1,500,000 of bridge notes payable to certain shareholders of Survivalink. The Company and the bridge note holders have agreed to convert the bridge notes into a senior secured promissory note with terms and conditions similar to the notes issued as merger consideration.

                              CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

         The notes are subject to a mandatory repayment out of any new equity capital raised by the Company in the event the Company raises an aggregate of $45,000,000 after September 13, 2001. Capital raised in excess of $45,000,000 will be used to repay the notes and any accrued and unpaid interest at a rate of $0.93 for every $1.00 raised.

         The notes are senior in rank to the Company's existing debts and other debts the Company may incur in the future. The notes are also collateralized by the Company's assets.

6.  Impairment of  Assets

         During the quarter ended September 30, 2001, the Company recorded a charge for impaired assets of $1,438,000. The specific assets are $1,038,000 of Inovise Medical, Inc. ("Inovise") note receivable and $400,000 of Medical Resources Management, Inc. ("MRM") securities.

         On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise, a privately held Oregon based corporation. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan is collateralized by all assets of Inovise, excluding certain receivables from royalty payments, bears interest at 6% and is convertible into equity of Inovise. In February 2001, the Company decided not to proceed with the purchase of Inovise. On September 11, 2001, at the request of Inovise, the Company extended the maturity of the bridge loan to December 31, 2001. The amount advanced and outstanding as of September 30, 2001 was $1,038,000. The Company believes that there is a high degree of uncertainty surrounding Inovise's ability to obtain suitable equity financing in light of the current capital markets environment, and has therefore determined that this receivable will not be collectible.

         In December 2000, the Company purchased 1,333,333 shares of restricted MRM stock for $400,000. The Company has accounted for this investment under the cost method of accounting. In July 2001, MRM merged with Emergent Group Inc.
 (EMGR). As a result of this merger the Company now owns 493,333 shares of EMGR. Based on the recent stock price of EMGR ($0.07/share), the Company believes that this investment has been permanently impaired.

                              CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

7.  Distribution and License Agreement

         In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. In the quarter ended March 31, 2001, MPC provided the Company with notice that, among other things, the planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. In addition to concerns relating to the potential violation of the Federal Trade Commission restrictions, MPC stated that the Company's planned acquisition of Survivalink and Artema (see notes 4 and 8) would cause the Company to become a direct competitor, thereby fundamentally altering the existing relationship and eliminating the ability to work together in the future. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with the Company. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. The Company is currently in discussions with MPC regarding the termination of the commercial relationship and expects to reach a definitive conclusion within the next several months.

8.  Pending Acquisition

         In January 2001, the Company announced its intention to make a tender offer for all of the outstanding shares of Artema Medical AB, a Stockholm, Sweden based manufacturer of patient monitors and external cardiac defibrillator devices, for up to approximately 4,444,444 shares of its common stock. The Company's offer is conditional upon, among other things, the tender of at least 90% of the issued and outstanding shares of Artema, representing at least 90% of the voting power. The transaction is anticipated to close in the fourth quarter of 2001. Through September 30, 2001, the Company has capitalized $1,379,286 in Artema related acquisition costs.

9.   Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS
Nos. 141 and 142. SFAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after June 30, 2001 and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS No. 142 will be adopted by the Company on January 1, 2002 for business combinations that occurred prior to July 1, 2001. The Company is currently evaluating the impact of the adoption of SFAS No. 142 on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale, requires that long-lived assets that are to be disposed by sale be measured at the lower of book value or fair value less cost to sell and expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity on a disposal transaction. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2002. The Company is currently evaluating the impact of the adoption of SFAS No. 144 on its consolidated financial statements.

                              CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001

10.  Segment & Geographic Information

         Since the acquisition of Survivalink, the Company now reports information to the chief operating decision maker in four reportable segments, determined by the type of product. These segments include the sale of Powerhearts, AEDs, disposable proprietary electrodes and other equipment.

         In order to make operating, strategic and resource allocation decisions, the Company's chief operating decision maker evaluates revenue performance across each reportable segment. Net sales by segment are as follows:

                                              Three Months Ended                Nine Months Ended
                                          -----------------------------   ------------------------------
                                          September 30,   September 30,   September 30,    September 30,
                                              2001            2000            2001             2000
                                          -------------   -------------   -------------    -------------
AEDs ...................................   $  342,646       $     --        $  342,646       $     --
Disposable proprietary electrodes ......      142,780            7,010         316,284           54,980
Other equipment ........................      134,546           66,543         986,979          190,718
Powerhearts ............................       23,980        1,136,129       1,246,980        2,513,588
                                           ----------       ----------      ----------       ----------
                                           $  643,952       $1,209,682      $2,892,889       $2,759,286
                                           ==========       ==========      ==========       ==========


Net sales by geographic location are as follows:

                                              Three Months Ended                Nine Months Ended
                                          -----------------------------   ------------------------------
                                          September 30,   September 30,   September 30,    September 30,
                                              2001            2000            2001             2000
                                          -------------   -------------   -------------    -------------
United States ..........................   $  543,078       $  846,950      $  638,398       $1,800,710
Foreign ................................      100,874          362,732       2,254,491          958,576
                                           ----------       ----------      ----------       ----------
                                           $  643,952       $1,209,682      $2,892,889       $2,759,286
                                           ==========       ==========      ==========       ==========

         The Company reports assets on a consolidated basis to the chief operating decision maker.

11.  Subsequent Event

         Subsequent to September 30, 2001, the Company has raised approximately $8 million in equity financing through the sale of approximately 4 million shares of its common stock at $2.00 per share, pursuant to the terms of the financing transaction approved by shareholders at the annual meeting held on September 21, 2001. The Company is continuing its efforts to complete the financing transaction and could issue up to an additional 6.5 million shares of its common stock to raise an additional $13.0 million in cash. There can be no assurance that the remainder of the financing transaction will be completed or that any other financing transaction will be available at terms acceptable to the Company, if at all, that any financing transactions will not be dilutive to current stockholders, or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein and in our Annual Report on Form 10-K for the year ended December 31, 2000.

General
-------

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

         Our technology platform consists of proprietary arrhythmia detection and discrimination software (RHYTHMx ECD(TM)), defibrillation hardware and electrode technology, which are combined to create a line of fully automatic external cardioverter defibrillator ("AECD(R)") devices. These AECDs are designed to be prophylactically attached to patients at temporary risk of sudden cardiac arrest, and

    .    to continuously monitor a patient's heart rhythms,
    . to instantly and accurately detect the onset of any life-threatening arrhythmias, and
    . when appropriate and without human intervention to automatically deliver potentially life saving defibrillation shocks within seconds to convert a patient's heart back to its normal rhythm.

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

         Our first AECD product, the Powerheart(R), was introduced into the United States in February 2000, and is the only FDA cleared, fully automatic non-invasive external cardioverter defibrillator device. In addition we currently are developing two additional AECD products:

    .    Cardiac Rhythm Module(TM) - formerly referred to as our Automatic
         -------------------------
         Defibrillator Module, the Cardiac Rhythm Module or "CRM" is a portable, fully automatic defibrillator module designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the CRM is designed to provide complete rhythm management capabilities, including external pacing and has been developed to replace the first generation Powerheart in-hospital device. The CRM is one-quarter the size and approximately one-third the cost of goods of the first generation Powerheart device.

    .    Powerheart AED(TM) - the Powerheart AED incorporates our proprietary
         ------------------
         RHYTHMx ECD software into the Survivialink automated external defibrillator ("AED") product. In addition to the patented RescuReady(R) product features, the new Powerheart AED will be the only AED that can be attached to and continually monitor patients whether they are conscious or unconscious.

    .    Personal Wearable Defibrillator(TM) - the Personal Wearable
         -----------------------------------
         Defibrillator or "PWD" is a small, wearable, fully automatic defibrillator designed to be worn by patients who are ambulatory within a hospital setting or home environment, and who are at temporary risk of sudden cardiac arrest for a period of days or weeks.

         Our business strategy in the hospital market is centered on rapidly building an installed base of AECD devices in order to maximize the potential recurring revenue associated from sales of our single use, disposable defibrillator electrodes. All of our AECD devices are designed to utilize our proprietary defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our disposable defibrillator electrodes feature "smart chip" technology, designed to ensure that only our electrodes will be used with devices utilizing our proprietary technology. We are now marketing our AECD devices directly to hospitals in the United States, and through country specific distributors in the rest of the world. We intend to acquire or enter into strategic alliances with other defibrillator and patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our AECD devices and technology.

         In February 2001, we entered into a definitive agreement to acquire Survivalink Corporation ("Survivalink"), a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic external defibrillators. On September 26, 2001, we consummated the transaction, acquiring Survivalink for $10.5 million in cash, $25.8 million in senior secured promissory notes, and
18.15 million shares of our common stock.

         Our wholly owned subsidiary, Survivalink, designs, manufactures and markets automated external defibrillators and related products. These devices are portable, emergency medical defibrillators that are intended for use by minimally trained rescuers in the treatment of sudden cardiac arrest in a wide variety of markets outside the hospital. The Survivalink AED is the only defibrillator with true one-button operation and pre-connected, interchangeable electrodes and has an exclusive RescuReady self-testing feature which allows an operator to ensure that the battery, circuitry and electrodes are functioning properly. We have integrated our RHYTHMx ECD software into the Survivalink AED in order to allow the product to be the only AED that can continuously monitor a patient even when the patient is conscious but is at risk or experiencing symptoms of cardiac arrest. We have also integrated certain Survivalink biphasic defibrillation waveform technology into our new CRM product. The acquisition of Survivalink allows us to leverage certain technology and operational synergies and gain an immediate foothold in the rapidly growing AED market.

         We own fifty nine patents and have thirteen patent applications pending relating to our core technology and to technology developed by Survivalink. We intend to continue to file additional patent applications relating to our technology.

         In January 2001, we announced our intention to make a tender offer for all the outstanding shares of Artema Medical AB ("Artema"), a Stockholm, Sweden based developer, manufacturer and distributor of defibrillators and patient monitoring equipment, for up to approximately 4.44 million shares of our common stock. Our offer is subject to several conditions, including the tender of at least 90% of the issued and outstanding shares of Artema, representing at least 90% of the voting power. This transaction is expected to close in the fourth quarter of 2001. We intend to integrate our RHYTHMx ECD software into the defibrillation and patient monitoring products of Artema, which we believe will cost effectively expand our AECD product line. In addition, we believe there are additional synergies between our distribution channels, cost structure and customer base, and those of Artema.

         In December 1998, we entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. During the quarter ended March 31, 2001, MPC provided us with notice that, among other things, the planned acquisition of Survivalink, a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. In addition to concerns relating to the potential violation of the Federal Trade Commission restrictions, MPC stated that our planned acquisition of Survivalink and Artema would cause us to become a direct competitor, thereby fundamentally altering the existing relationship and eliminating the ability to work together in the future. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with us. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. We are currently in discussions with MPC regarding the termination of our commercial relationship and expect to reach a definitive conclusion within the next several months.

Results of Operations
---------------------

         During the past nine months, we have made a fundamental shift in the way we market the Powerheart in the U.S., away from a capital equipment model, where sales of the Powerheart were made to a large distributor (MPC), to a recurring revenue business model. Under this model, we market the Powerheart to U.S. hospitals directly, and agree to place Powerheart units in a customer's facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe that this model will increase the rate of adoption of our AECD technology by addressing the capital budget constraints many U.S. hospitals face, and will ultimately result in higher levels of recurring revenue from the disposable electrodes. Although only three days of Survivalink's operating results are incorporated in our results of operations for the period ended September 30, 2001, the acquisition of Survivalink has enabled us to enter the rapidly growing public access defibrillation market, and it is expected that the acquisition of Survivalink will contribute significantly and positively to our results of operations in subsequent periods. According to market analysis published by Frost & Sullivan in 2000, it is estimated that the worldwide market for AEDs will expand to over 250,000 units a year by 2006, accounting for over $650 million in annual revenue. We currently hold approximately a 20 percent share of the AED market in the United States.

         Revenues for the three months ended September 30, 2001 decreased $565,730 to $643,952 from $1,209,682 for the comparable period in 2000. This decrease was primarily attributable to a decrease in Powerheart sales to MPC of $771,750 and to our international distributors of $340,399, which reflects the transition from the MPC distribution model to our strategy of placing Powerheart units at customer locations, retaining title to those units to encourage more widespread adoption of our core technology. This decrease was partially offset by $342,646 of AED sales resulting from the acquisition of Survivalink, which closed in September 2001, and an increase of $135,770 of proprietary, disposable electrode sales and $68,003 of other equipment sales. Revenue for the nine months ended September 30, 2001 increased $133,603 to $2,892,889 as compared to $2,759,286 for the comparable period in 2000. This increase was attributable to $342,646 of AED sales, $112,252 of increased Powerheart sales to international distributors, $261,304 of increased sales of disposable proprietary electrodes and $796,261 of defibrillators and patient monitoring equipment purchased from Artema Medical AB and sold to our international distributors. This increase was offset by reduced Powerheart sales to MPC of $1,378,860, resulting from the change in our distribution strategy as described above.

         Cost of goods sold as a percentage of revenue, exclusive of the write down of inventory (discussed below), for the three and nine months ended September 30, 2001, improved to 51.5% and 81.3%, respectively, from 87.6% and 88.9%, respectively, for the comparable periods in 2000. The improvement in cost of goods sold as a percentage of revenues is due to a change in product mix to higher margin AEDs and proprietary disposable electrodes compared to a product mix consisting of less profitable Powerhearts for the comparable periods in 2000.

         In connection with the preparation to release the CRM to production, and discontinuation of our original Powerheart model, a charge to write down inventory of $1,453,756 was taken in the three months ended September 30, 2001, to reflect component inventory on hand that will not be transformed into finished goods.

         Research and development expenses for the three months ended September 30, 2001 decreased $1,232,734 to $1,834,219 as compared to $3,066,953 for the comparable period in 2000. This decrease is primarily attributable to reduced expenditure of $582,768 on consultants, industrial design and outside services and a reduction in supplies and material expense of $90,718, all relating to product development of the CRM, which is nearing commercial release. The absence of non-employee stock option expense in this quarter, as compared to $551,442 of non-employee stock option expense for the three months ended September 30, 2000, also contributed to the reduction in research and development related expense. Research and development expenses for the nine months ended September 30, 2001 increased $945,061 to $6,435,895 as compared to $5,490,834 for the comparable period in 2000. This increase is primarily attributable to higher salaries and benefits associated with increased engineering headcount of $1,070,754, supplies and materials of $291,329, and travel expenses of $111,065 directly related to the CRM and PWD products currently under development. This increase was partially offset by the absence of non-employee stock option expense, compared to $551,442 of non-employee stock option expense for the comparable period in 2000.

         Sales and marketing expenses for the three months ended September 30, 2001 increased $740,366 to $1,697,500, as compared to $957,134 for the comparable period in 2000. This is primarily attributable to higher salaries and benefits of $413,985 and travel expenses of $173,301 associated with the expansion of our U.S. hospital based direct sales force and an increase of $119,736 of expenses relating to expansion of our international distributor network. Sales and marketing expenses for the nine months ended September 30, 2001 increased $2,510,866 to $5,294,466, as compared to $2,783,600 for the comparable period in 2000. This increase is primarily attributable to higher salaries and benefits of $1,462,768, training and recruiting expenses of $328,773, and travel expenses of $613,788, all associated with the expansion of our U.S. hospital based direct sales force, and an increase of $193,883 of expenses relating to our international distributors. The increase in sales and marketing expenses are offset by a reduction in print advertising of $118,108.

         General and administrative expenses for the three months ended September 30, 2001 increased $34,290 to $1,588,464 as compared to $1,554,174 for the comparable period in 2000. Significant variations between periods include increases in accounts receivable reserve of $250,000, salaries and benefits of $258,398, investor relations fees of $144,064, and higher depreciation expense of $91,253. Decreases included fees paid to outside consultants of $282,221, recruiting of $158,526 and the absence of fees relating to our initial listing on the Nasdaq National Market in 2000 of $95,000 and $259,810 of non-employee stock option expense. General and administrative expenses for the nine months ended September 30, 2001 increased $1,807,367 to $4,806,682 as compared to $2,999,315 for the comparable period in 2000. This increase is attributable to higher depreciation expense of $305,139, an increase in accounts receivable reserve of $400,000 and an increase in personnel and expenses associated with an overall increase in general corporate activity. This increase is primarily comprised of higher expenses in the following categories: salaries, benefits and training of $813,888, accounting and legal services of $204,323, and travel expenses of $117,239.

         During the three months ended September 30, 2001, we established a reserve for impaired assets of $1,438,000 for a note receivable in the principal amount of $1,038,000 due December 31, 2001 and $400,000 of securities held as a non-current asset.

         Amortization of goodwill and other intangible assets was $330,844 and $992,783 for the three and nine months ended September 30, 2001 compared to $567,952 in both the three and nine months ended September 30, 2000. The amortization charges are associated with goodwill and intangible assets acquired in our acquisition of Cadent Medical in July 2000. In addition to three months of goodwill amortization from the Cadent acquisition, for the three and nine months ended September 30, 2000, the Company amortized $163,690 relating to the assembled workforce acquired in the acquisition of Cadent. There were no similar assembled workforce amortization charges in 2001.

         Interest income, net, decreased to $14,541 and $186,416 for the three and nine months ended September 30, 2001 as compared to interest income, net, of $314,718 and $338,642 in the comparable periods in the prior year. This decrease was attributable to lower levels of interest income as a result of lower invested cash balances this year versus the prior year.

         We realized a loss on the sale of marketable securities of $707,369 in the nine months ending September 30, 2001, resulting from the sale of shares in Spacelabs Medical, Inc., at prices below the original basis. There were no similar charges in 2000.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2001, we had cash and cash equivalents of $2,753,622 and working capital deficit of $4,337,684, as compared to cash and cash equivalents of $13,537,066 and working capital of $18,021,779 at December 31, 2000. From inception, our sources of funding for operations have been derived from equity placements. Net cash used in operating activities for the nine months ended September 30, 2001 was $15,740,793 compared to $10,763,769 for the comparable period in 2000. We have incurred losses of $72,286,877 since inception, and we expect to incur additional operating losses as a result of expenditures related to marketing and sales efforts, and research and product development activities. The timing and amounts of these expenditures will depend upon many factors, some of which are beyond our control, such as the progress of research and development programs, and market acceptance of our products.

         Successful completion of our development program for our products and the transition to profitable operations is dependent upon achieving a level of revenue which supports the required cost structure.

         We anticipate that the current cash balance plus the $8 million raised subsequent to September 30, 2001 will be sufficient to meet our cash requirements through the first quarter of 2002. Additional capital will be necessary to ensure our viability. In this respect, as of September 30, 2001, we have raised $14.1 million in an equity financing in which we issued 7.05 million shares of our common stock in exchange for cash, at $2.00 per share. Approximately $10.5 million of the proceeds of this financing were used to satisfy the cash portion of the Survivalink merger consideration. Subsequent to September 30, 2001, the Company has raised approximately $8 million in equity financing through the sale of approximately 4.0 million shares of its common stock at $2.00 per share. The Company expects to issue up to an additional 6.5 million more shares of its common stock to raise an additional $13.0 million in cash. We cannot assure you that the equity financing or any other financing transaction will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders. We also cannot assure you that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities, which would have a material impact on our operating results, financial position and liquidity. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

Forward Looking Statements
--------------------------

         This Quarterly Report on Form 10-Q contains certain forward-looking statements, including statements regarding:

            .  products under development;
            .  future cash requirements and the adequacy of cash on hand;
            .  technological and competitive advantages;
            . our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;
            .  strategic alliances, and
            .  our planned acquisition of Artema Medical AB.

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

         Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment profile. At September 30, 2001, we have no marketable securities. We do not use derivative financial instruments in our investment portfolio. We are adverse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities.

         Foreign Currency Exchange Risk. We do not believe that we currently have material exposure to foreign currency exchange risk because our international transactions are denominated primarily in U.S. dollars.

                              CARDIAC SCIENCE, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On September 21, 2001, the Company held an annual meeting of stockholders. Seven persons, six of whom were existing members of the Board of Directors, were nominees for election at the annual meeting. All of the following persons were elected as directors at the annual meeting:

                                                        Votes                      Broker
            Name                        Votes For     Against   Abstentions     Non Votes
            ----                       ----------     -------   -----------     ---------
            Howard L. Evers            20,972,272          --        63,440            --
            Raymond W. Cohen           20,972,272          --        63,440            --
            Peter Crosby               20,972,272          --        63,440            --
            Paul D. Quadros            20,972,272          --        63,440            --
            Robert Carpenter           20,972,272          --        63,440            --
            Brian Dovey                20,972,272          --        63,440            --
            Erich Sager                20,972,272          --        63,440            --

         Proposals voted on at the annual meeting were:

            1. To approve the issuance of shares of the Company's common stock in connection with the acquisition of Survivalink Corporation,
            2. To approve the issuance of the Company's securities in connection with a financing transaction,
            3. To amend the Company's Restated Certificate of Incorporation, as amended, to increase the Company's authorized shares of common stock from 40,000,000 shares to a maximum of 100,000,000 shares,
            4. To elect a board of seven directors to serve until the next annual meeting of stockholders,
            5. To approve an amendment to the Company's 1997 Stock Option/Stock Issuance Plan to increase the number of shares of common stock reserved for issuance thereunder from 2,805,000 shares up to a maximum of 8,800,000 shares, and
            6. To ratify the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2001.

         The following table shows the matters voted upon, votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

                                                         Votes                       Broker
            Matter                       Votes For     Against   Abstentions      Non Votes
            ------                      ----------     -------   -----------      ---------
            Proposal 1                  15,740,294      37,824         3,989      5,253,605
            Proposal 2                  15,766,210      12,580         3,317      5,253,605
            Proposal 3                  15,668,771     109,849         3,487      5,253,605
            Proposal 4                  20,972,272          --        63,400             --
            Proposal 5                  15,208,086     564,546        12,475      5,253,605
            Proposal 6                  21,029,249       2,051         4,412             --

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits:

         Articles of Incorporation, as amended.

         b)  Reports on Form 8-K:

         Form 8-K, filed September 27, 2001, related to the acquisition of Survivalink Corporation. An amendment to this Form 8-K on Form 8-K/A was filed on October 25, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          CARDIAC SCIENCE, INC.
                                          ---------------------


Date: November 14, 2001                   /s/  Roderick de Greef
                                          -----------------------------
                                          Roderick de Greef
                                          (Authorized Officer and Principal
                                          Financial Officer)