Form 10-K405
period 2001-12-31
CARDIAC SCIENCE INC
filed 2002-04-01
CIK 876188

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal Year Ended December 31, 2001

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ______________ to ____________

                        Commission File Number 0-19567

                               -----------------

                             CARDIAC SCIENCE, INC.
            (Exact Name of registrant as specified in its Charter)


                 Delaware                              33-0465681
      (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                16931 Millikan Avenue, Irvine, California 92606
              (Address of Principal Executive Offices) (Zip Code)

                   Issuer's telephone number (949) 587-0357

        Securities registered under Section 12(b) of the Exchange Act:
                                     None.

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock,$0.001 Par Value
                               (Title of Class)

                               -----------------
   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately$160,375,893 as of March 28, 2002 based on the closing price of the Common Stock on the NASDAQ National Market System on March 28, 2002. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 67,190,394 shares of the registrant's Common Stock outstanding as of March 28, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Parts of the Definitive Proxy Statement for Registrant's Annual Meeting of Stockholders to be held in 2002 are incorporated by reference to Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                             Item Number and Caption                       Number
                             -----------------------                       ------

                                     PART I
Item 1.  Description of Business..........................................    3
Item 2.  Description of Property..........................................   22
Item 3.  Legal Proceedings................................................   22
Item 4.  Submission of Matters to a Vote of Security Holders..............   22

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.........   23
Item 6.  Selected Financial Data..........................................   24
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   26
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......   32
Item 8.  Financial Statements and Supplementary Data......................   32
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   60

                                    PART III
Item 10. Directors and Executive Officers.................................   60
Item 11. Executive Compensation...........................................   60
Item 12. Security Ownership of Certain Beneficial Owners and Management...   60
Item 13. Certain Relationships and Related Transactions...................   60
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   60

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

   Sudden cardiac arrest ("SCA") is the leading cause of death in the United States and Europe. According to the Centers for Disease Control and Prevention (the "CDC") approximately 450,000 people die annually in the U.S. from sudden cardiac arrest. Of that number, approximately one-third die from SCA inside a hospital. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering SCA in-hospital is between 15% and 25%--a rate that has not changed since the 1960s. The survival rate for individuals suffering SCA outside the hospital is estimated at 5%. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

   Our core technology platform consists of proprietary arrhythmia detection and discrimination software ("RHYTHMx(TM)"), which is combined with proprietary defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the "Powerheart(R) CRM(TM)") and a unique semi-automatic, or automated defibrillator, (the "Powerheart AED") for use in out of hospital settings. The RHYTHMx technology allows our line of defibrillators to:

  .  continuously monitor a patient's heart rhythms,

  . instantly and accurately detect the onset of any life-threatening arrhythmias, and

  . as in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product, advise the operator to deliver the therapy.

   Our initial product, the Powerheart, was introduced into the United States in February 2000. This first generation product was replaced by our second-generation device, the Powerheart CRM, which received FDA clearance for market in December 2001, and began shipping in March 2002. The Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture. Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prophylactically attached to hospital patients and provide automatic defibrillation without human intervention. The Powerheart CRM is a compact, portable, fully automatic defibrillator, which utilizes a proprietary biphasic defibrillation waveform and is designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the Powerheart CRM is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing. We believe that the Powerheart CRM can create a new standard of care within the hospital and significantly increase the survival rate of patients suffering sudden cardiac arrest.

   In September 2001, we acquired Survivalink Corporation ("Survivalink"), a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic or automated external defibrillators ("AEDs") and related products. These devices are portable, emergency medical defibrillators intended for use by minimally trained rescuers in the treatment of SCA in a wide variety of settings outside the hospital. The Survivalink(R) AED is the only defibrillator with true one-button operation and pre-connected, interchangeable electrodes and has a patented RescueReady(R) self-testing feature that allows the operator to ensure that the battery, circuitry and electrodes are functioning properly. In February 2001, we received FDA clearance to market and began shipping the Powerheart AED, which integrated the RHYTHMx technology into the Survivalink AED, thereby creating the only AED designed for people exhibiting symptoms of cardiac arrest. We have been granted FDA clearance for new indications for use which include eliminating the need for the rescuer to determine whether or not a cardiac arrest victim has a pulse prior to attaching the defibrillator device. The Powerheart AED is also cleared for continuous monitoring of a conscious victim's heart rhythm after they have been revived, thereby protecting the victim against the reoccurrence of a post-resuscitation life-threatening arrhythmia. We are currently marketing the original Survivalink AED and the new Powerheart AED.

   In December 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB ("Artema"), a Stockholm, Sweden based developer and manufacturer of standard hospital based emergency defibrillators and patient monitoring equipment, which have been marketed outside the U.S. In addition to immediately broadening our defibrillator product line and increasing our international distribution channel, we intend to integrate our RHYTHMx technology into certain Artema products.

   We are currently developing the Personal Wearable Defibrillator(TM) (the "PWD"), a small wearable, fully automatic defibrillator designed to be worn by patients at temporary risk of SCA for a period of days or weeks, who are ambulatory within a hospital setting or home environment. We anticipate that the PWD will be released during the second half of 2003. In addition, we have ongoing development initiatives for the integration of our biphasic and RHYTHMx technology into the Artema defibrillator product line and are pursuing design-related cost of goods reduction opportunities.

   We own 62 patents and have 10 patent applications pending relating to our core technology and to the technology originally developed by Survivalink. We intend to continue to file additional patent applications relating to our technology.

   Our business strategy is bifurcated between our in-hospital Powerheart CRM product line and the out of hospital AED product line. The strategy for the hospital based Powerheart CRM is centered on rapidly building an installed base of devices in order to maximize the potential recurring revenue associated from sale of our proprietary, single use, disposable defibrillator electrodes. The Powerheart CRM is designed to utilize these disposable defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our disposable defibrillator electrodes feature proprietary "smart chip" technology, designed to ensure that only our electrodes will be used with the Powerheart CRM. In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 10 person direct sales force, supported by 6 clinical specialists. We offer the Powerheart CRM to hospitals on a "no-cap" program, which allows the customer to adopt the technology with no up front capital expenditure. We place Powerheart CRMs in a facility and, in exchange, enter into an agreement with the hospital to purchase a minimum number of our proprietary disposable electrodes. The Powerheart CRM is sold internationally through country specific distributors. We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our in-hospital technology.

   Our AED business strategy is focused on gaining additional market share by increasing our direct and indirect distribution channels, and by offering what we believe is the easiest to use and most technologically sophisticated AED on the market. We are currently marketing the Survivalink and Powerheart AEDs in the U.S. through a 36 person direct sales force and a number of market specific distributors. Since the acquisition of Survivalink in September 2001, we have doubled the size of our direct sales force and we intend to continue to increase the number of dedicated sales representatives throughout 2002. Internationally, we are selling our AEDs through 46 country specific distributors, and anticipate entering into additional OEM relationships as well.

   From May 20, 1991 (inception) through December 31, 2001, we incurred losses of approximately $78.1 million, including approximately $16 million of non-cash expenses related to the acquisition of Cadent Medical Corporation in 2000. Successful completion of our development program and our transition to attaining profitable operations is dependent upon achieving a level of revenue, which supports our cost structure. We intend to seek additional financing in order to repay the debt we incurred in the Survivalink transaction and to provide additional working capital. We cannot assure you that we will be successful in any of these areas.

   We have offices in Irvine, California, Minnetonka, Minnesota, Copenhagen, Denmark and Stockholm, Sweden. Our corporate office is located at 16931 Millikan Avenue, Irvine, California 92606 and the telephone number is (949) 587-0357.

Background

   Each year over 450,000 people in the U.S. die from sudden cardiac arrest. The American Heart Association and numerous clinical researchers have established that a patient's chance of surviving a sudden cardiac arrest decreases by approximately 10% or more each minute after the onset of cardiac arrest. The American Heart Association has acknowledged that it has under-emphasized the role of prompt defibrillation. The American Heart Association and some of the world's major resuscitation councils have determined that prompt defibrillation is the single most important therapy for the treatment of SCA. While the urgency of response is known to be a critical factor in saving lives, numerous hospital studies have documented delays of five minutes or more between the calling of the cardiac arrest to the arrival of the first medical team member. Clinical studies have shown that the average survival rate of patients who have had an in-hospital cardiac arrest is between 15% and 25%--a rate which has not improved since the 1960s. The ability to respond to a life-threatening heart rhythm within seconds minimizes oxygen loss to the brain, thereby eliminating potential neurological damage and a diminished quality of life that often occurs when defibrillation is withheld for even a few minutes. Overall, by responding promptly, lives may be saved, debilitation may be lessened, recovery periods shortened and hospital stays reduced.

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

  . Ventricular tachycardia. This occurs when electrical disturbances cause a dangerously fast heart rate. The increased heart rate and the uneven nature of the contractions reduce the delivery of blood and oxygen to the brain and body. This can result in unconsciousness, and may lead to ventricular fibrillation (described below) and subsequent death if left untreated. Ventricular tachycardia may be treated with drugs, by a procedure called pacing, or by electrical shock called "cardioversion." Cardioversion depolarizes the entire heart causing the heart to "reset." It is appropriate when the ventricular tachycardia rate is very fast. Termination of the abnormal contractions returns the cardiac rhythm back to normal.

  . Ventricular fibrillation. This is a condition in which many different locations of the heart contract at an extremely disorganized and rapid rate of 150 to 500 beats per minute. These different, rapid impulses cause an irregular and chaotic cardiac rhythm with little or no delivery of blood and oxygen to the brain and body. In this condition, a patient will quickly lose consciousness and die within minutes unless the rhythm is terminated by an electrical shock. This shock is called defibrillation.

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
                                    [CHART]

        time
0       100
1       90
2       78
3       66
4       54
5       43
6       33
7       23
8       15
9       11
10      8
        7



  Current Modes of Treatment

  . Implantable cardioverter defibrillator or "ICD" devices. These devices, which are both automatic and ambulatory, are implanted into patients at chronic risk for cardiac arrest. An ICD device is a complex electronic instrument, consisting of a heart monitor and defibrillator module, implanted in the abdominal cavity or chest with electrodes attached directly to the heart. When the monitor detects a dangerous arrhythmia that satisfies the detection algorithm criteria, the defibrillator delivers an electrical charge through the heart that provides nearly instantaneous reversion to normal heart rhythm. ICD devices are invasive and the procedure costs in excess of $25,000.

  . External defibrillators. These are widely used to treat patients in cardiac arrest. One type of device is the manual defibrillator, which requires highly skilled medical personnel (e.g., a physician or paramedic) to analyze and interpret the patient's electrocardiogram to determine if defibrillation is required and, if it is, to manually administer the electrical shock. Recently, more sophisticated semi-automatic defibrillators have been developed which perform the analysis of the patient's heart rhythm and, if it is determined that the patient is in cardiac arrest, advise the medical staff to administer the shock. The common denominator among these existing devices is that they require the intervention of a trained individual to administer the shock.

RHYTHMx

   Our RHYTHMx software technology is designed to be incorporated into external defibrillator devices. RHYTHMx software enables these devices to:

  .  continuously monitor their heart rhythms,

  . accurately and instantly detect the onset of life-threatening ventricular tachyarrhythmias, and

  . as in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product, advise the operator to deliver the therapy.

   We received FDA clearance for RHYTHMx as a standalone technology in August 1998.

   To analyze a patient's heart rhythm, RHYTHMx software detects and captures the electrical signal produced by the heart's activity. The incoming signal is sampled every two milliseconds--i.e., 2/1000th of a second. This signal is filtered, manipulated, and processed mathematically to produce meaningful and reliable data for analysis. The primary parameter in determining if a rhythm is shockable or not is the rate at which electrical events occur. This rate is called the Shockable Tachyarrhythmia Detection rate or simply the "detection rate." Analysis of the detection rate occurs on a continuous basis.

   When a device utilizing RHYTHMx software is ready to deliver a shock, it first verifies that the defibrillation electrodes are properly attached to the patient, that it can safely deliver the shock, and that the rhythm is still shockable. If the life-threatening rhythm has changed on its own and no longer requires a shock, the device safely disposes of the charge within the device itself. After the shock is delivered, the device quickly re-acquires the electrocardiogram signal and resumes analysis of the resulting rhythm. If the life-threatening rhythm continues, the device recharges and causes another shock to be delivered, if so programmed. If the shock restores a normal rhythm, the device evaluates the rhythm for one minute, then resets to the beginning of its therapy sequence. Should the abnormal rhythm recur during this one minute interval, the device continues therapy by delivering the next programmed shock.

Research and Clinical Results

   To validate the safety and efficacy of our RHYTHMx software, a multi-center clinical trial using a pre-production version of the Powerheart was conducted between February 1993 and May 1997. The trial was divided into two phases.

   Phase I tested the tachyarrhythmia detection and discrimination algorithms. Phase II tested the entire system including both the arrhythmia analysis algorithm and the prototype Powerheart in which RHYTHMx had been embedded. In the Phase II trial, patients attached to the Powerheart were studied in either the electrophysiology lab or in the critical care unit. A total of 155 patients were enrolled.

   Phase II data was collected from a total of 104 patients at the following medical centers: Arizona Heart Institute, University of California-Irvine Medical Center and the University of Southern California Medical Center. The Powerheart was utilized for 1,216 hours during this study.

   Overall results from both phases of the clinical trial found that:

  .  Powerheart had

    . a sensitivity of 100%--i.e., it correctly identified shockable episodes, and

    . a specificity of 99.5%--i.e., it did not allow a non-shockable rhythm to be shocked in 99.5% of the episodes,

  . the average time to first shock using Powerheart was approximately 21 seconds, and

  . normal rhythm was restored by the first shock with the Powerheart in 96.2% of the cases.

   The table below presents performance data for the Powerheart in relation to AHA-recommended goals. As illustrated, the Powerheart exceeded both stipulated AHA performance goals.

                                                       AHA's Highest Goals     Powerheart Performance
-------------------------------------------------------------------------------------------------------
        Shockable                Sensitivity          (greater than) 90.0%             100.0%
-------------------------------------------------------------------------------------------------------
      Nonshockable               Specificity          (greater than) 99.0%              99.5%

--------
Source: Cardiac Science 510(k) submission

Products

   Our initial product, the Powerheart, was a fully automatic external defibrillator-monitor designed for in-hospital use. We received European regulatory clearance for the Powerheart in late 1999 and we made our first commercial shipment to Europe in December 1999. We subsequently received 510(k) clearance from the FDA for the commercial version of the Powerheart in January 2000. Shipments of Powerhearts in the United States began in the first quarter of 2000. We ended the production of the Powerheart in October 2001.

  Powerheart CRM

   The second generation Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture. Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prophylactically attached to hospital patients and provide automatic defibrillation without human intervention.

   The Powerheart CRM utilizes RHYTHMx software to monitor patients at risk of cardiac arrest and to immediately and automatically treat life-threatening arrhythmias when they occur. Use of the Powerheart obviates the need for human intervention and provides a potentially life-saving defibrillation shock in as little as 10 seconds.

   The Powerheart CRM is a non-invasive device attached externally to the patient's chest via our disposable defibrillator electrodes, which are required to be changed every 24 hours for safety, sanitary and performance reasons. Patient-specific parameters are programmed into its microcomputer in accordance with the physician's instructions. The Powerheart CRM then continuously monitors the patient's cardiac activity and, if it detects a life-threatening abnormality, transmits a defibrillation shock within seconds and without the aid of hospital staff to convert the patient's heart rhythm back to normal.

   The Powerheart CRM can be connected to a variety of third party hospital patient monitoring equipment. When connected, the Powerheart CRM can display data and programming parameters on the third party monitoring equipment, thereby allowing for this data and any alarms to be seen on the monitoring equipments' central station and at the bedside.

   We believe that adoption of the Powerheart CRM in a hospital environment will result in an increase in the quality of care, defined as increased survival to discharge, with a simultaneous reduction in patient care costs. Many patients suspected to be at risk of cardiac problems are admitted to a cardiac care unit for no reason other than the ability to receive prompt defibrillation therapy in the event of cardiac arrest. For these patients, the Powerheart CRM provides yet another advantage. These patients may be attached to a Powerheart CRM and then moved to a less expensive monitoring unit or even a standard hospital bed. This would allow for more cost-effective use of cardiac care beds, and would provide appropriate care when the critical care unit becomes overcrowded.

   The Powerheart CRM can be pole mounted or attached to a mobile cart or hospital bed so that it can be used when patients are being transported within the hospital. In addition to the RHYTHMx software, the Powerheart CRM includes the following components:

  . Rhythm Analysis System--This system assesses the patient's electrocardiogram to determine when therapy is appropriate based upon parameters set by the patient's physician. ECG signals are sensed by the disposable defibrillator electrodes. The signal is amplified and filtered by an electrical analog circuit, digitized, and then analyzed by the RHYTHMx software to determine when defibrillation therapy is appropriate.

  . Biphasic Defibrillation Waveform--The Powerheart CRM uses electrical circuitry that provides a proprietary biphasic waveform for defibrillation. The Powerheart CRM can be programmed to initially deliver a low amount of electrical energy and then provide progressively greater amounts of energy, if needed, to restore the patient's heart to its normal rhythm. The maximum energy that can be delivered by the Powerheart CRM is 360 joules, the limit recommended by the AHA.

  . Defibrillation Electrodes--The Powerheart CRM uses our proprietary, self-adhesive, single use, disposable defibrillation electrodes. These proprietary electrodes are manufactured by a third party to our specifications, and include certain proprietary artifact reducing technology. They must be replaced on a daily basis for sanitary, safety, and performance reasons.

  . Pacing--The Powerheart CRM features an external pacing function which allows for the immediate treatment of symptomatic Bradycardia events.

  . Data Storage--The device stores real-time ECG data in digital form. In addition, a strip chart recorder automatically prints real-time ECG and relevant device data during significant detected events.

  . User Interface--Operating modes and patient-specific parameters for rhythm analysis are programmed via the user interface. The Powerheart CRM has a color liquid crystal display that indicates real-time patient ECG data as well as device settings.

  . Data Retrieval Software--This software, which runs on a personal computer, is used to access data stored by the Powerheart CRM. The data can be viewed on a monitor and printed on a standard high-resolution printer. These capabilities enable valuable post-facto analysis of the patient's rhythm and the device's operations.

   The Powerheart CRM is capable of providing as many as nine consecutive defibrillation shocks of up to 360 joules for each life-threatening ventricular tachyarrhythmia event. The device's unique protection is available to the patient throughout the period of high risk, whether the duration is hours, days, or weeks.

   The Powerheart CRM runs on standard AC power, but also has a backup battery that provides up to one hour of freestanding use. This battery is recharged automatically whenever the Powerheart CRM is plugged in so that it is always ready for use. The battery provides reliable backup in case of a power outage and allows the Powerheart CRM to go with the patient should the patient need to be moved.

   During the monitoring period, the Powerheart CRM can communicate with the medical staff in a variety of ways. The ECG is always available for review on the liquid crystal display. This display provides important patient ECG information regarding heart rate and rhythm. The printer will provide hard copy documentation in standard ECG "strip chart" format. These strips are printed automatically during a cardiac event. They also may be printed whenever the operator desires. The Powerheart CRM also stores patient data and events in its non-volatile flash memory. This data can be output to a personal computer for detailed review and/or printing. In the case of a cardiac event or any situation requiring operator attention, the Powerheart CRM can alert the operator through an appropriate combination of visual alarms, audible alarms, and voice prompts. In addition, the Powerheart CRM can be connected to most third party patient monitoring devices.

   The Powerheart CRM can be programmed to operate in three different modes:

  . Manual mode. In this mode, the Powerheart CRM functions as a standard manual defibrillator. The operator selects the shock energy, charges the device, and manually delivers the shock.

  . Advisory mode. In this mode, the Powerheart CRM provides automatic analysis and will automatically prepare to shock a shockable rhythm. However, the operator must interact with the device before a defibrillation shock will be delivered to the patient.

  . Fully automatic mode. This is the primary intended mode of operation for the Powerheart CRM. The automatic mode of the Powerheart CRM delivers optimal benefits to the patient and healthcare provider in terms of its instant analysis and rapid response features.

   The table below compares the Powerheart CRM to existing semi-automatic external defibrillators used in most hospitals.

                                                        Standard Hospital
 Capability                   Powerheart                Defibrillator
 --------------------------------------------------------------------------------
 Indication for use           Patients at risk for      Patient is unconscious,
                              cardiac arrest            has no pulse and is not
                                                        breathing
 Conditions for attachment    Normal rhythm             Patient assumed to be in
                                                        ventricular tachycardia
                                                        or ventricular
                                                        fibrillation
 Time to first                21 seconds (average)      5-7 minutes
   defibrillation
 Unattended use               Yes                       No
 Automatic shock              Yes                       No
 Prophylactic monitoring      Yes                       No
 Signal interference          Designed to reject signal Not suitable for patients
                              interference and allow    that are moving or being
                              patient motion            moved
 Length of use                Long-term                 For emergencies only
 Accuracy--Specificity:       (greater than)99.0%       (greater than)99.0%
 Sensitivity:                 (greater than)99.0%        75.0%-95.0%
 --------------------------------------------------------------------------------

  Powerheart AED

   In September 2001, we acquired Survivalink, a developer, manufacturer and marketer of AEDs and related products. The Powerheart AED incorporates all of the features and benefits of the original Survivalink AED product and, in addition, utilizes our RHYTHMx technology which makes the Powerheart AED the only AED designed for people exhibiting symptoms of cardiac arrest. The Powerheart AED monitors the patient and advises whether a shock is necessary. We have been granted FDA clearance for new indications for use which include eliminating the need for the rescuer to determine whether or not a cardiac arrest victim has a pulse prior to attaching the defibrillator device. The Powerheart AED is also cleared for continuous monitoring of a conscious victim's heart rhythm after they have been revived, thereby protecting the victim against the reoccurrence of a post-resuscitation life-threatening arrhythmia. In addition to its light weight, portability and ease of use, the Powerheart AED incorporates the following advances:

  . Biphasic Defibrillation Waveform--The Powerheart AED employs a clinically proven self-tracking active response biphasic waveform that measures each patient's ability to conduct electricity (impedance) and customizes the waveform for that specific patient. The Powerheart AED varies duration, voltage and energy to maximize effectiveness, efficiency and safety.

  . Controlled Energy Levels--To balance the relative safety of low energy with the critical need for an effective shock, the biphasic defibrillation waveform used by the Powerheart AED starts at a low level of energy for the first shock and progressively escalates to higher levels if additional shocks are required, maximizing safety and effectiveness.

  . RescueReady(R) Technology--Compared to other AEDs that only test battery readiness, our patented RescueReady technology used in the Powerheart AED tests not only the battery and system components, but also verifies that the pre-connected disposable electrodes can properly deliver a shock.

  Patient Monitors and Emergency Defibrillators

   In December 2001, we acquired Artema, a manufacturer of patient monitors and emergency defibrillators sold outside the U.S. We market a broad range of Artema-brand patient monitors, or Diascope(R) monitors, which include the Diascope Anesthetic, Diascope Traveller+, and Diascope Neonatal. These units are characterized by high-quality parameter performance, durability, and innovative features, are compact in design with large, clear displays, and they provide state-of-the-art monitoring for both critical and general monitoring requirements.

   Artema-brand Cardio-Aid(R) defibrillators, are available in several models, including the Artema Cardio Aid 100, Cardio-Aid 50 and Cardio-Aid 25, all equipped with state-of-the-art ECG analysis function and a user-friendly interface. The most recent embodiment, the Cardio-Aid 200, released in 2000, is equipped with a combination of features, including advisory functions, that make it possible for any user, regardless of previous experience, to quickly take action during a cardiac event. Cardio-Aid emergency defibrillators offer reliable performance, in a light weight and compact unit that run on either batteries or main power.

  Under Development--Personal Wearable Defibrillator

   In July 2000 we acquired Cadent Medical Corporation of Bedford, Massachusetts ("Cadent"), a privately held company that was developing a small Personal Wearable Defibrillator ("PWD") designed to be attached to cardiac patients who are mobile and at temporary risk of cardiac arrest for a period of days or weeks. This device is designed to be small, lightweight, portable, battery-operated and very easy-to-use, and development work is expected to be completed in the second half of 2003. We have integrated our RHYTHMx software into a prototype PWD to assure that a patient, whether in a hospital or at home, will automatically receive a defibrillation shock should he or she suffer a life-threatening heart rhythm. Other anticipated features include an optimized low energy biphasic wave form, voice prompts to assist users, disposable defibrillator electrodes, data recording, storage and retrieval, wireless communications, and self-test capabilities. We anticipate that future generations of the PWD will include monitoring of multiple physiological parameters.

   Through the Cadent transaction, we also acquired proprietary and patented disposable defibrillation electrode technology. These electrodes consist of miniaturized segments separated by open spaces, thereby providing enhanced patient comfort and improved efficacy for long-term wear when compared to our proprietary defibrillation electrodes. It is anticipated that these patented electrodes, or certain aspects thereof, will be utilized in our product line.

Recent Developments

   On January 14, 2002, we announced a strategic OEM distribution agreement under which Nihon Kohden, Japan's largest medical device manufacturer with sales in excess of $500 million, will market our complete line of AEDs under Nihon Kohden's tradename in Japan and other international markets. Nihon Kohden also obtained exclusive distribution rights to market the Powerheart CRM fully automatic bedside defibrillator-monitor and proprietary disposable defibrillation electrodes in the Japanese market. Initial shipments of AEDs to Nihon Kohden began in the first quarter of 2002. Our AEDs are approved for sale in Japan and, to date, have been sold to Japan Airlines and a number of medical facilities throughout Japan. Commercial shipments of Powerheart CRMs are anticipated to commence subsequent to regulatory clearance by the Japanese Ministry of Health and Welfare.

   On February 5, 2002, we announced that the U.S. Food and Drug Administration (the "FDA") granted us 510(k) clearance to market our new Powerheart AED for the emergency treatment of victims of sudden cardiac arrest. The new Powerheart AED incorporates, in addition to the patented Survivalink RescueReady feature set, our patented RHYTHMx technology, which powers our Powerheart CRM fully automatic hospital bedside monitor-defibrillator, making the new AED device highly accurate in the detection and treatment of patients suffering life-threatening abnormal heart rhythms and providing for new capabilities and expanded applications. As a result, we have been granted FDA clearance for new indications for use which include eliminating the need for the rescuer to determine whether or not a cardiac arrest victim has a pulse prior to attaching the defibrillator device. The Powerheart AED is also cleared for continuous monitoring of a conscious victim's heart rhythm after they have been revived, thereby protecting the victim against the reoccurrence of a post-resuscitation life-threatening arrhythmia.

Sales and Marketing Strategy

   The strategy for the hospital based Powerheart CRM is to rapidly build an installed base of devices in order to maximize the potential recurring revenue associated from the sale of our proprietary, single use, disposable defibrillator electrodes. The Powerheart CRM is designed to utilize these disposable defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our disposable defibrillator electrodes feature proprietary "smart chip" technology, designed to ensure that only our electrodes will be used with the Powerheart CRM. In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 10 person direct sales force, supported by 6 clinical specialists. We offer the Powerheart CRM to hospitals on a "no-cap" program, which allows the customer to adopt the technology with no up front capital expenditure. We place Powerheart CRMs in a facility and, in exchange, enter into an agreement with the hospital to purchase a minimum number of our proprietary disposable electrodes. The Powerheart CRM is sold internationally through country specific distributors. We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our in-hospital technology.

   Our AED marketing strategy is focused on gaining additional market share by increasing our direct and indirect distribution channels, and by offering what we believe is the easiest to use and most technologically sophisticated AED on the market. We are currently marketing the Survivalink and Powerheart AED's in the U.S. through a 36 person direct sales force and a number of market specific distributors. Since the acquisition of Survivalink in September 2001, we have doubled the size of the direct sales force and we intend to continue to increase the number of dedicated sales representatives throughout 2002. Internationally, we are selling our AEDs through 46 country specific distributors, and anticipate entering into additional OEM relationships.

   In January 2002, we announced a strategic distribution agreement under which Nihon Kohden, Japan's largest medical device manufacturer will market our complete line of AEDs under Nihon Kohden's tradename in Japan and other international markets. Under the agreement, Nihon Kohden also obtained exclusive distribution rights to market our Powerheart CRM fully-automatic bedside defibrillator-monitor and proprietary disposable defibrillation electrode pads in the Japanese market. We expect to continue to enter into other strategic alliances with manufacturers and marketers for defibrillators and patient monitoring equipment, including alliances to license our RHYTHMx technology for integration with existing devices and OEM sales of our current line of products.

Manufacturing

   We manufacture our full line of products at our manufacturing facilities in Minnetonka, Minnesota. These products include the Powerheart CRM and Powerheart- and Survivalink-brand AEDs. We also manufacture Artema-brand defibrillators and patient monitoring products at our manufacturing facility in Aabybro, Denmark. In order to reduce the cost of goods of the Artema-brand products, we expect to close the manufacturing facility in Denmark during the second half of 2002, rationalize the product lines, and transfer manufacture of the remaining products to Minnesota or to a third party contract manufacturer. We currently have licensed the manufacture of our single use, disposable defibrillator electrodes to an independent, third party contract manufacturer.

   Our Minnetonka facility is ISO 9001 certified for Good Manufacturing Practices ("GMP") design and manufacture of medical products and is in compliance with GMP. Our Denmark facility is ISO 9002 certified for the manufacture of medical products. These approvals allow us to design and manufacture medical products with the CE mark for shipment to Europe and to ship FDA-cleared products in the United States. ISO 9001 certification also allows us to obtain approval to ship medical products to most other nations around the world.

   The materials used in manufacturing the Powerheart CRM and our AEDs consist primarily of electronic, mechanical and electromechanical components that are available from various vendor and suppliers. Although we currently source a large portion of the components of our products from several suppliers, we believe that alternative sources could provide equivalent components.

   The manufacturing processes used to produce our products are required to comply with FDA enforced GMP regulations which cover the design, testing, production, control and documentation of our products. In those foreign jurisdictions where we market our products, we are also required to comply with and obtain regulatory approvals and clearances. These regulatory requirements also apply to our third party contract manufacturer, as well as to some of our suppliers. The FDA and foreign counterparts conduct periodic inspections of manufacturing facilities to ensure compliance with "Quality System Regulation," GMP, and other regulations, such as those promulgated by the International Standards Association. Any concern raised by such inspections could result in regulatory action, delays or termination of production.

Competition

   To our knowledge, the Powerheart CRM is the only external defibrillator device that provides fully automatic detection and treatment of ventricular tachyarrhythmias for in-hospital patients at risk of sudden cardiac arrest. The Powerheart CRM competes with a variety of semi-automatic and manual defibrillators presently in use which are marketed by Medtronic Physio-Control, Agilent Technologies (a division of Philips NV), and Zoll Medical, Inc. The products sold by these companies require a trained individual to deliver defibrillation therapy.

   Our new Powerheart AED incorporates for the first time into an AED, the patented RHYTHMx technology which, unlike some competitors' products, eliminates the need for the rescuer to determine whether or not the cardiac arrest victim has a pulse prior to attaching the defibrillator device and for providing continuous monitoring of a conscious victim's heart rhythm after they have been revived, thereby protecting the victim against the reoccurrence of a post-resuscitation life-threatening arrhythmia. Our Powerheart AED, which is targeted at basic life support services and first responders (police and firefighters), as well as to the broader public access market (local government, schools, airports, etc.), competes against other AED products sold by Medtronic Physio-Control, Heartstream, Inc., a subsidiary of Philips NV, Zoll Medical, Laerdal, MRL and others.

   We believe our products do not compete with implantable cardioverter or "ICD" devices--i.e., miniature cardioverter devices permanently implanted in a patient's chest. Our products may be utilized by patients waiting for implantable cardioverter device surgery or patients temporarily unable to risk such surgery.

Intellectual Property

   We believe that our patent and trademark rights are valuable. We also believe that our trade secrets, proprietary technology, and our ability to develop a market for our products may be equally valuable. We own 62 patents and have 10 patent applications pending relating to our automatic defibrillation technology platform and its various applications, and the technology originally developed by Survivalink. We intend to file additional patent applications relating to our proprietary technology.

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

   On December 12, 1995, the U.S. Patent and Trademark Office issued Patent No. 5,474,574 titled "Automatic External Cardioverter Defibrillator." In general, this patent relates to a cardiac monitoring and defibrillation system which may be embodied as a bedside unit or an ambulatory unit. The system includes amplification and processing circuitry, which receives and conditions inputs from a variety of sensing means such as an ECG. A noise and artifact filter discrimination procedure is employed to prevent erroneous detection of the onset of cardiac arrhythmias. Based on these signals, the system automatically delivers or withholds therapy according to parameters selected by the physician. A microprocessor controls therapeutic electrical stimuli, which may be delivered to a patient in accordance with a cardioverter/defibrillator step therapy method. The microprocessor may be operated or programmed by means of a control panel or external programming and monitoring unit. In one embodiment, the system includes a bi-directional communication link, which allows the microprocessor to be monitored and programmed by a physician at a remote location. Furthermore, the system provides a method for detecting cardiac arrhythmias and distinguishing between the different types of arrhythmias which may be detected. The inventors have assigned to us their rights under the patent on a royalty-free basis.
   In December 2000, the U.S. Patent and Trademark Office issued Patent No. 6,148,233 titled "Defibrillation System Having Segmented Electrodes." The patent was originally applied for in 1997 by Cadent and was assigned to us in conjunction with our acquisition of Cadent in July 2000. This patent relates to electrodes that consist of miniaturized segments separated by open spaces, thereby providing enhanced patient comfort and improved efficacy for long-term wear when compared to conventionally shaped defibrillation electrodes.

   In December 2001, we announced that we were granted three U.S. patents relating to our AED and CRM products. The patents cover the various embodiments of our proprietary RHYTHMx technology, and include Patent No. 6,301,502 titled "Defibrillation System" issued on October 9, 2001 which covers a defibrillation system that collects and downloads patient information to a central database. No. 6,304,780 titled "External Defibrillation System with Diagnostic Module" issued on October 16, 2001, covers the concept of an external module used to perform diagnostic testing of a defibrillator. No. 6,321,113 titled "Automatic External Defibrillator First Responder and Clinical Data Outcome Management System" issued on November 20, 2001 covers proprietary methods for rapidly downloading of information stored in the memory of the device to a base station and transmission to another location without need to remove the AED from service.

   We have wide range of patents covering the technology found in our AEDs, including the RescueReady technology which features one button operation, pre-connected disposable electrode pads and self-test capabilities. Other patents cover our proprietary RHYTHMx tachyarrhythmia detection software technology, biphasic defibrillation waveform technology and disposable defibrillator electrodes.

   The U.S. Patent and Trademark Office has granted us registration of the "AECD," "POWERHEART" and "MDF" marks. We have filed a trademark application with the U.S. Patent and Trademark Office "AECD Electrodes," for the "RHYTHMxECD" mark. Additionally, Great Britain, France, Japan and China have granted us registration of the "AECD," "AECD ELECTRODES" and "POWERHEART" marks. Applications are pending in certain other foreign countries for the registration of these marks.

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

   In October 1997, we received 510(k) clearance from the FDA to market the clinical version of the Powerheart in the United States. In August 1998, we received 510(k) clearance from the FDA to market

RHYTHMx and to integrate it into other stand-alone defibrillator monitors. In January 2000, we received clearance from the FDA to market the commercial version of the Powerheart in the United States. In February 2001, we received notification from the FDA that allows our Powerheart to be used in outpatient surgery centers, nursing homes and at home when prescribed by a physician. In December 2001, the FDA granted us 510(k) clearance to market our new second generation Powerheart CRM in medically supervised environments such as hospitals, medical and dental surgery centers, physician offices, clinics and nursing homes. We have also received the necessary approvals to market the Powerheart CRM within Europe, Canada, Australia and other regions of the world. In February 2002, the FDA granted us 510(k) clearance to market our new Powerheart AED for the emergency treatment of victims of sudden cardiac arrest.

   Our products are subject to FDA review of labeling, advertising and promotional materials, as well as record keeping and reporting requirements. Failure to comply with any of the FDA's requirements, or the discovery of a problem with any of the products, could result in FDA regulatory or enforcement action. Further, any changes to the products or their labeling may require additional FDA submissions, review, clearance or approval.

Research and Development

   Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $8,574,721, $8,247,694, and $4,406,297, respectively. We intend to continue to devote resources and capital to research and development so we can improve and refine our existing products and technology, develop and commercialize our products currently under development, and develop new applications for our technology.

Backlog

   As of December 31, 2001, we had a backlog of $2,274,184 firm orders, the majority of which is related to Artema-brand emergency defibrillators and patient monitoring products, as compared to no backlog at December 31, 2000.

Employees and Contract Engineers

   As of December 31, 2001, we had 153 full-time employees, of which a total of 56 employees were involved in sales and marketing functions, 21 employees were involved in supporting our research and development activities and 41 employees were in operations. None of our employees is represented by a collective bargaining arrangement and we believe our relationship with our employees is satisfactory. We intend to add additional personnel as we implement our business strategy.

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

   This Annual Report on Form 10-K and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements," including statements regarding:

  .  products under development;

  .  technological and competitive advantages;

  .  timetable for commercial introduction of our products;

  . our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;

  .  markets, demand for our services, purchase orders and commitments;

  .  strategic alliances;

  .  the competitive and regulatory environment;

  .  planned integration of technologies with products; and

  .  marketing strategies.

   Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

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

Risk Factors

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

We have a limited operating history.

   We have a limited operating history and a history of losses, and expect to incur losses in the future. We were formed in 1991 and have been engaged primarily in organizational activities, research and development, pre-clinical testing, human clinical trials, and capital raising activities, until the introduction of our first commercial product in December 1999.

We have an accumulated deficit.

   We have incurred net losses of $26.2 million for the year ended December 31, 2001, $32.9 million for the year ended December 31, 2000, and $7.7 million for the year ended December 31, 1999. As of December 31, 2001, we had an accumulated deficit of $78.1 million, which has since increased. The development and commercialization of our products will require substantial expenditures for research and development, regulatory clearances, and the expansion of manufacturing, marketing, and sales capabilities. As a result, we anticipate that we will continue to incur losses in the near term.

Our accountants have expressed doubt about our ability to continue as a going concern.

   We received a report on our consolidated financial statements from our independent accountants for the year ended December 31, 2001 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without, among other things, obtaining additional financing to support expansion plans, manufacturing, research and development activities, or achieving a level of revenues adequate to support our cost structure.

Our business is subject to factors outside our control.

   Our business may be affected by a variety of factors, many of which are outside our control. Factors that may affect our business include:

  .  the success of our new product development efforts;

  .  the success of our marketing campaigns;

  .  competition;

  .  our ability to attract and retain qualified personnel;

  . the amount and timing of operating costs and capital expenditures necessary to maintain our business, operations, and infrastructure;

  .  governmental regulation; and

  . general economic conditions as well as economic conditions specific to the medical industry.

Our products, some of which are still under development, may not function as intended or may not be readily accepted by the market.

   Our Personal Wearable Defibrillator, anticipated for release in late 2003, is currently under development. Although defibrillation techniques are well known within the medical community worldwide and are considered to be an accepted and effective medical therapy, we cannot assure you that the market will recognize the benefits or the potential applications of our products or that the product under development will be successfully completed by its anticipated release date, if at all, or that our future products will function properly. Even if we are able to demonstrate successfully to physicians and potential customers the benefits, safety, efficacy, and cost-effectiveness of our products, we cannot assure you that there will be sufficient market acceptance of and demand for our products to allow us to operate profitably. If we are unable to develop, market, and manufacture these products successfully, it will have an adverse effect on our ability to generate revenue.

Supply shortages can cause delays in manufacturing and delivering products.

   We rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from suppliers are available from multiple sources. We believe that we will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance thereof. The lack of availability of certain components could require a major redesign of our products and could result in production and delivery delays.

We issued $27.3 million in senior secured promissory notes in connection with the acquisition of Survivalink which notes are secured by all of our assets.

   In connection with the acquisition of Survivalink, we have issued senior secured promissory notes in the principal amount of $27.3 million, of which $25.8 million were issued as proceeds to Survivalink shareholders and $1.5 million was issued to assume certain Survivalink bridge loans. Simple interest is payable upon maturity of these notes at the rate of 10% per annum. The maturity date of the senior secured promissory notes is March 26, 2003, subject to an automatic extension for six months upon payment of an extension fee. The senior secured promissory notes are secured by a senior blanket security interest in our assets. Although we are currently pursuing financing alternatives to retire or restructure these notes, if we are unsuccessful and default on the senior secured promissory notes, we may become subject to claims by note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

Management of the Artema operations in Denmark and Sweden may present challenges to our management.

   With the acquisition of Artema, we now have operations in Denmark and Sweden. These operations are subject to certain legal, regulatory and tax requirements specific to these countries, and as a result, could present unique operating difficulties which may distract our management and divert a significant amount of management's time and energies.

We must comply with governmental regulations and industry standards.

   We are subject to significant regulation by authorities in the United States and foreign jurisdictions regarding the clearance of our products and the subsequent manufacture, marketing, and distribution of our products once approved. The design, efficacy, and safety of our products are subject to extensive and rigorous testing before receiving marketing clearance from the FDA. The FDA also regulates the registration, listing, labeling, manufacturing, packaging, marketing, promotion, distribution, record keeping and reporting for medical devices. The process of obtaining FDA clearances is lengthy and expensive, and we cannot assure you that we will be able to obtain the necessary clearances for marketing our products on a timely basis, if at all. Failure to receive, or delays in receiving, regulatory clearances would limit our ability to commercialize our products, which would have a material adverse effect on our business, financial condition, and results of operations. Even if such clearances are granted by the FDA, our products will be subject to continual regulatory review. Later discovery of previously undetected problems or failure to comply with regulatory standards may result in product labeling restrictions, costly and time-consuming product recalls, withdrawals of clearances, or other regulatory or enforcement actions. Moreover, future governmental statutes, regulations, or policies, or changes in existing statutes, regulations, or policies, may have an adverse effect on the development, production, or distribution of our products.

   Any regulatory clearance, if granted, may include significant limitations on the uses for which our products may be marketed. FDA enforcement policy strictly prohibits the marketing of cleared medical devices for unapproved uses. In addition, the manufacturing processes used to produce our products will be required to comply with the Good Manufacturing Practices or "GMP" regulations of the FDA. These regulations cover design, testing, production, control, documentation, and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. Our facilities and manufacturing processes and those of certain of our third party contract manufacturers and suppliers, if any, will be subject to periodic inspection by the FDA and other agencies. Failure to comply with applicable regulatory requirements could result in, among other things:

  .  warning letters;

  .  fines;

  .  injunctions;

  .  civil penalties;

  .  recalls or seizures of products;

  .  total or partial suspension of production;

  . refusal of the government to grant pre-market clearance or pre-market approval for devices;

  .  withdrawal of clearances; and/or

  .  criminal prosecution.

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

We face competition in our markets.

   The domestic and international markets for external defibrillators are highly competitive. Our products will compete with a variety of existing external defibrillators that are presently in widespread use, including devices which are designed to automatically perform the diagnosis of the patient but with which therapy is manually initiated by a trained medical technician. The external defibrillation market is dominated by

  .  Medtonic Physio-Control, a wholly-owned subsidiary of Medtronic, Inc.;

  .  HeartStream, Inc. a subsidiary of Philips NV; and

  .  Zoll Medical, Inc.

   Other competitors in this market segment include GE Marquette, Laerdal Corporation and MRL, Inc. Many of the manufacturers of competing external devices:

  .  are well established in the medical device field;

  . have substantially greater experience than us in research and development, obtaining regulatory clearances, manufacturing, and sales and marketing; and

  . have significantly greater financial, research, manufacturing, and marketing resources than us.

   Other companies may develop invasive or non-invasive products capable of delivering comparable or greater therapeutic benefits than our products or which offer greater safety or cost effectiveness than our products. Furthermore, future technologies or therapies developed by others may render our products obsolete or uneconomical, and we may not be successful in marketing our products against such competitors.

We are exposed to numerous risks associated with international operations.

   We market our products in international markets. International operations entail various risks, including:

  .  political instability;

  .  economic instability and recessions;

  .  exposure to currency fluctuations;

  .  difficulties of administering foreign operations generally;

  .  reduced protection for intellectual property rights;

  .  potentially adverse tax consequences; and

  . obligations to comply with a wide variety of foreign laws and other regulatory requirements.

Our business is dependent upon our executive officers, and our ability to attract and retain other key personnel.

   Our success is dependent in large part on the continued employment and performance of our President and Chief Executive Officer, Raymond W. Cohen, as well as other key management and operating personnel. The loss of any of these persons could have a material adverse effect on our business. We do not have key person life insurance on any of our employees other than Mr. Cohen.

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

We may face product liability claims.

   The testing, manufacturing, marketing and sale of medical devices subjects us to the risk of liability claims or product recalls. For example, it is possible that our products will fail to deliver an energy charge when needed by the patient, or that they will deliver an energy charge when it is not needed. As a result, we may be subject to liability claims or product recalls for products to be distributed in the future or products that have already been distributed. Although we maintain product liability insurance in the countries in which we conduct business, we cannot assure you that such coverage is adequate or will continue to be available at affordable rates. Product liability insurance is expensive and may not be available in the future on acceptable terms, if at all. A successful product liability claim could inhibit or prevent commercialization of our products, impose a significant financial burden on us, or both, and could have a material adverse effect on our business and financial condition.

Our technology may become obsolete.

   The medical equipment and healthcare industries are characterized by extensive research and rapid technological change. The development by others of new or improved products, processes, or technologies may make our products obsolete or less competitive. Accordingly, we plan to devote continued resources, to the extent available, to further develop and enhance our existing products and to develop new products. We cannot assure you that these efforts will be successful.

We depend on patents and proprietary rights.

   Our success will depend, in part, on our ability to obtain and maintain patent rights to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We cannot assure you that:

  .  any additional patents will be issued to us;

  . the scope of any existing or future patents will exclude competitors or provide us with competitive advantages;

  .  any of our patents will be held valid and enforceable if challenged; or

  . others will not claim rights in or ownership to our patents and other proprietary rights held by us.

   Furthermore, others may have developed or could develop similar products or patent rights, may duplicate our products, or design around our current or future patents. In addition, others may hold or receive patents which contain claims having a scope that covers products developed by us. We also rely upon trade secrets to protect our proprietary technology. Others may independently develop or otherwise acquire substantially equivalent know-how, or gain access to and disclose our proprietary technology. We cannot assure you that we can ultimately protect meaningful rights to our proprietary technology.

We may not be able to protect our intellectual property rights.

   There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Such litigation, if it occurs, could result in substantial expense to us and a diversion of our efforts, but may be necessary to enforce our patents;

  .  protect our trade secrets and know-how;

  .  defend us against claimed infringement of the rights of others; or

  . determine the enforceability, scope, and validity of the proprietary rights of others.

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

Our stock price may be volatile.

   The market prices of many publicly traded companies, including emerging companies in the healthcare industry, have been and can be expected to be highly volatile. The future market price of our common stock could be significantly impacted by

  .  future sales of our common stock;

  .  general stock market conditions;

  . announcements of technological innovations for new commercial products by our present or potential competitors;

  .  developments concerning proprietary rights;

  .  adverse results in our field or with clinical tests;

  .  adverse litigation;

  .  unfavorable legislation or regulatory decisions;

  .  public concerns regarding our products;

  .  variations in quarterly operating results;

  .  general trends in the health care industry; and

  .  other factors outside of our control.

Our ability to issue preferred stock could adversely affect common stockholders.

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

Anti-takeover provisions may discourage takeover attempts.

   Provisions of the Delaware General Corporation Law and our certificate of incorporation may discourage potential acquisition proposals, or delay or prevent a change of control.

Future issuances of our common stock could cause our stock price to decline.

   We have reserved 8,800,000 shares of common stock for issuance upon the exercise of options that may be granted under our 1997 Stock Option/Stock Issuance Plan, as amended, and 1,056,101 shares for issuance upon the exercise of currently outstanding warrants. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

   Our corporate headquarters in Irvine, California, encompasses 19,000 square feet. Our lease for this property expires in October 2004. The annual rental for this facility is approximately $200,000. Our manufacturing facility, together with certain sales and general and administrative functions, is located in Minneapolis, Minnesota. This space is under an operating lease agreement which expires in August 2007. Annual rental for the 18,200 square foot Minneapolis facility is approximately $170,000. Our international sales and marketing office is located in Copenhagen, Denmark in a 40,200 square foot facility. The lease for this facility expires in December 2003. Annual rental for this facility is approximately $243,000. Our international manufacturing facility is located in Aabybro, Denmark, in a 145,000 square foot facility owned by us. This facility and associated property is currently listed for sale relating to our restructuring plan for international operations (Refer to Note 11 of our Notes to Consolidated Financial Statements). We are also leasing a separate gas analysis business unit operating out of a 9,300 square foot facility in Stockholm, Sweden. This lease expires in September 2002 and has annual rental expense of approximately $121,000. The gas analysis business unit is currently being held for sale as a separate business (Refer to Note 11 of our Notes to Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS.

   On March 27, 2002 we filed a patent infringement suit against Zoll Medical Corporation. Our suit alleges that Zoll's new automated external defibrillator sold under the name "AED Plus," infringes our United States Patent numbers 5,579,919 and 6,125,299, entitled "Medical Electrode Packaging Technology," and "AED With Force Sensor," respectively. We are seeking an injunction prohibiting further manufacture, use, sale, or offer for sale of the product and an unspecified amount of damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

   In September 2000, our common stock was accepted for trading on the NASDAQ National Market under the symbol "DFIB". The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on NASDAQ National Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                         High   Low
                                                         ----- -----
            4th Quarter 2001, ended 12/31/01............ $5.79 $2.10
            3rd Quarter 2001, ended 9/30/01............. $2.99 $1.81
            2nd Quarter 2001, ended 6/30/01............. $4.05 $2.25
            1st Quarter 2001, ended 3/31/01............. $6.06 $2.75

            4th Quarter 2000, ended 12/31/00............ $8.59 $4.25
            3rd Quarter 2000, ended 9/30/00............. $9.91 $5.28
            2nd Quarter 2000, ended 6/30/00............. $7.94 $4.00
            1st Quarter 2000, ended 3/31/00............. $8.19 $4.63

Holders

   As of March 21, 2002, there were approximately 1,047 holders of record of our common stock.

Dividends

   We have never paid any cash dividends on the common stock. We presently intend to retain earnings, if any, to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, our earnings, assets and general financial condition.

Private Placements

   During the three months ended December 31, 2001:

  . We sold approximately 14.7 million shares in a direct placement of our common stock to U.S. and foreign institutional investors and existing investors, raising approximately $29.2 million at $2.00 per share. The shares were sold pursuant to Regulation S and Rule 506 of Regulation D under the Securities Act of 1933.

  . We completed a private placement of 4,750,000 shares of our common stock. CIBC World Markets and Adams, Harkness and Hill acted as our placement agents, raising approximately $9.6 million at $2.03 per share. The shares were sold to U.S.-based qualified and accredited institutional buyers pursuant to Rule 506 of Regulation D under the Securities Act of 1933.

  . The recipients of securities in the above transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients had access, through their relationship with us, to information about us.

  . We sold 380,000 shares of our common stock to advisors and consultants at $2.03 per share. These shares were issued pursuant to an effective registration statement under Form S-3.

  . We sold 50,000 shares of our common stock through the exercise of warrants at $2.00 per share. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

  . We sold 5,000 shares of our common stock through the exercise of warrants at $2.25 per share. The shares were sold to foreign investors in an offshore transaction pursuant to Regulation S promulgated under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following selected financial information is derived from our consolidated financial statements. You should read this summary financial information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                         Statement of Operations Data:

                                                              For the Year Ended December 31,
                                                       ---------------------------------------------
                                                        1997     1998     1999      2000      2001
                                                       -------  -------  -------  --------  --------
                                                           (in thousands, except per share data)
Sales................................................. $    --  $    --  $   103  $  4,242  $ 10,651
                                                       -------  -------  -------  --------  --------
Gross profit..........................................      --       --        5       417     2,676
                                                       -------  -------  -------  --------  --------

Operating expenses:
   Research and development...........................     757    2,210    4,406     8,248     8,575
   Sales and marketing................................     252      341    1,370     4,371     8,972
   General and administrative.........................     767    1,171    1,853     5,159     6,935
   Acquired in-process research and development.......      --       --       --    13,587        --
   Amortization of goodwill and intangibles...........      --       --       --     1,063     1,740
   Amortization of restricted stock...................      --       --       --     1,551        --
   Impairment of assets...............................      --       --       --        --     1,438
                                                       -------  -------  -------  --------  --------
                                                         1,776    3,722    7,629    33,979    27,660
                                                       -------  -------  -------  --------  --------
Interest income (expense).............................      (4)     (65)      21       618      (538)
Loss in unconsolidated affiliate......................      --       --     (115)       --        --
Provision for income taxes............................      (1)      (1)      (2)       (2)       (2)
                                                       -------  -------  -------  --------  --------
                                                            (5)     (66)     (96)      616      (540)
                                                       -------  -------  -------  --------  --------
Loss from continuing operations.......................  (1,781)  (3,788)  (7,720)  (32,946)  (25,524)
Loss on sale of marketable securities.................      --       --       --        --      (707)
Minority interest in loss of subsidiary...............      --       --       --        --        16
Loss from discontinued operations.....................     (44)    (651)      --        --        --
                                                       -------  -------  -------  --------  --------
Net loss.............................................. $(1,825) $(4,439) $(7,720) $(32,946) $(26,215)
                                                       =======  =======  =======  ========  ========
Basic and diluted (loss) per share:
   Continuing operations.............................. $ (0.46) $ (0.69) $ (0.85) $  (1.82) $  (0.78)
   Discontinued operations............................   (0.01)   (0.12)      --        --        --
                                                       -------  -------  -------  --------  --------
Net loss per share.................................... $ (0.47) $ (0.81) $ (0.85) $  (1.82) $  (0.78)
                                                       =======  =======  =======  ========  ========
Weighted average shares used in computing net loss per
  share...............................................   3,876    5,460    9,113    18,080    33,507
                                                       =======  =======  =======  ========  ========

                         Selected Balance Sheet Data:

                                                          December 31,
                                             --------------------------------------
                                              1997   1998    1999   2000     2001
                                             ------ ------  ------ ------- --------
                                                         (in thousands)
Cash and cash equivalents................... $  561 $1,248  $5,902 $13,537 $ 15,830
Working capital (deficit)...................     --   (550)  4,384  18,022   10,627
Total assets................................  1,784  1,556   7,044  33,336  144,476
Long term debt, net of current portion......     --     16     104     192   27,780
Total stockholders' equity (deficit)........    697   (288)  4,822  28,985   98,344

                          Summarized Quarterly Data:

                                                            Quarter Ended
                                             ------------------------------------------
                                             March 31 June 30  September 30  December 31
                                             -------- -------  ------------  -----------
                                                (in thousands, except per share data)
          1999
          ----
Sales....................................... $    --  $    --    $     --      $   103
Gross profit................................ $    --  $    --    $     --      $     5
Net loss.................................... $(1,159) $(1,945)   $ (1,725)     $(2,891)
Basic and diluted loss per share............ $ (0.16) $ (0.24)   $  (0.18)     $ (0.25)

          2000
          ----
Sales....................................... $   625  $   925    $  1,210      $ 1,482
Gross profit................................ $    50  $   107    $    150      $   110
Net loss.................................... $(2,720) $(2,797)   $(20,044)*    $(7,385)
Basic and diluted loss per share............ $ (0.22) $ (0.23)   $  (0.88)     $ (0.30)

          2001
          ----
Sales....................................... $ 1,758  $   491    $    644      $ 7,758
Gross profit................................ $   141  $    89    $ (1,142)**   $ 3,588
Net loss.................................... $(5,267) $(7,120)   $ (8,016)     $(5,812)
Basic and diluted loss per share............ $ (0.21) $ (0.29)   $  (0.31)     $ (0.10)

--------
* The quarter ended September 30, 2000 included approximately $16,000 in non-cash charges related to our acquisition of Cadent Medical Corporation.

** The gross profit for the quarter ended September 30, 2001, includes a writedown of $1,453,756 of inventories as a result of the discontinuation of the original Powerheart model and the introduction of the new Powerheart CRM and reflects management's estimate of the cost of component inventory on-hand that will not be transformed into finished goods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

General

   Sudden cardiac arrest ("SCA") is the leading cause of death in the United States and Europe. According to the Centers for Disease Control and Prevention (the "CDC") approximately 450,000 people die annually in the U.S. from sudden cardiac arrest. Of that number, approximately one-third die from SCA inside a hospital. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering SCA in-hospital is about 15%--a rate that has not changed since the 1960's. The survival rate for individuals suffering SCA outside the hospital is estimated at 5%. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

   Our core technology platform consists of proprietary arrhythmia detection and discrimination software ("RHYTHMx(R)"), which is combined with proprietary defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the "Powerheart(R) CRM(R)") and a unique semi-automatic, or automated defibrillator, (the Powerheart AED) for use in out of hospital settings. The RHYTHMx technology allows our line of defibrillators to:

  .  continuously monitor a patient's heart rhythms,

  . instantly and accurately detect the onset of any life-threatening arrhythmias, and

  . as in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product, advise the operator to deliver the therapy.

   Our initial product, the Powerheart, was introduced into the United States in February 2000. This first generation product was replaced by our second-generation device, the Powerheart CRM, which received FDA clearance in February 2002, and began shipping in March 2002. The Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture. Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prohylactically attached to hospital patients and provide automatic defibrillation without human intervention. The Powerheart CRM is a compact, portable, fully automatic defibrillator, which utilizes a proprietary biphasic defibrillation waveform and is designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the Powerheart CRM is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing. We believe that the Powerheart CRM can create a new standard of care within the hospital and significantly increase the survival rate of patients suffering sudden cardiac arrest.

   In September 2001, we acquired Survivalink, a developer, manufacturer and marketer of semi-automatic or automated external defibrillators ("AED's") and related products. These devices are portable, emergency medical defibrillators intended for use by minimally trained rescuers in the treatment of SCA in a wide variety of settings outside the hospital. The Survivalink(R) AED is the only defibrillator with true one-button operation and pre-connected, interchangeable electrodes and has an exclusive RescueReady(R) self-testing feature that allows the operator to ensure that the battery, circuitry and electrodes are functioning properly. In February 2001, we received FDA clearance to market and began shipping the Powerheart AED, which integrated the RHYTHMx technology into the Survivalink AED, thereby creating the only AED designed for people exhibiting symptoms of cardiac arrest. We are currently marketing the original Survivalink AED and the new Powerheart AED.

   In December of 2001, we acquired approximately 95% of the outstanding shares of Artema, a developer and manufacturer of standard hospital based emergency defibrillators and patient monitoring equipment, which have been marketed outside the U.S. In addition to immediately broadening our defibrillator product line and increasing our international distribution channel, we intend to integrate our RHYTHMx technology into certain Artema products.

   We are currently developing the Personal Wearable Defibrillator(R), (the "PWD"), a small wearable, fully automatic defibrillator designed to be worn by patients at temporary risk of SCA for a period of days or weeks, who are ambulatory within a hospital setting or home environment. We anticipate that the PWD will be released during the second half of 2003. In addition, we have ongoing development initiatives for the integration of our biphasic and RHYTHMx technology into the Artema defibrillator product line and cost of goods reduction opportunities.

   We own 62 patents and have 10 patent applications pending relating to our core technology and to the technology originally developed by Survivalink. We intend to continue to file additional patent applications relating to our technology.

   Our business strategy is bifurcated between our in-hospital Powerheart CRM product line and the out of hospital AED product line. The strategy for the hospital based Powerheart CRM is centered on rapidly building an installed base of devices in order to maximize the potential recurring revenue associated from sale of our proprietary, single use, disposable defibrillator electrodes. The Powerheart CRM is designed to utilize these defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our defibrillator electrodes feature proprietary "smart chip" technology, designed to ensure that only our electrodes will be used with the Powerheart CRM. In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 10 person direct sales force, supported by 6 clinical specialists. We offer the Powerheart CRM to hospitals on a "no-cap" program, which allows the customer to adopt the technology with no up front capital expenditure. We place Powerheart CRMs in a facility and, in exchange, enter into an agreement with the hospital to purchase a minimum number of our proprietary disposable electrodes. The Powerheart CRM is sold internationally through country specific distributors. We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our in-hospital technology.

   Our AED business strategy is focused on gaining additional market share by increasing our direct and in-direct distribution channels, and by offering what we believe is the easiest to use and most technologically sophisticated AED on the market. We are currently marketing the Survivalink and Powerheart AEDs in the U.S. through a 36 person direct sales force and a number of market specific distributors. Since the acquisition of Survivalink in September 2001, we have doubled the size of our direct sales force and we intend to continue to increase the number of dedicated sales representatives throughout 2002. Internationally, we are selling our AED's through 46 country specific distributors, and anticipate entering into OEM relationships as well.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate estimates including those related to bad debts, inventories, fixed assets, intangible assets, income taxes, warranty obligations, restructuring costs, businesses to be disposed, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis of our judgments on the carrying value of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

   We believe that following accounting policies involve more significant judgments and estimates in the preparation of the consolidated financial statements. We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of our customers to make payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, we may be required to make additional allowances. We write down our inventory for estimated obsolete or unmarketable inventory to the lower of cost or market based on assumptions of future demand. If the actual demand and market conditions are less favorable than we projected, additional write-downs may be required. Under the no cap revenue model, we retain ownership of the Powerheart CRM product in exchange for minimum purchases of our proprietary disposable electrodes. We make judgments and estimates on the realizability of the assets at customer locations and actual results may cause us to accelerate depreciation on the product at the customer's location. We provide for the estimated cost of product warranties at the time revenue is recognized. While we are involved in extensive quality programs and processes, our warranty obligation is affected by future product quality issues or potential product failures. Should any of our assumptions and estimates differ from actual results, a revision to the warranty liability would be required. As a part of the Artema acquisition, we formulated a plan to restructure certain operations and dispose of portions of the business. Estimates were made to provide for future losses, adjust fair market values of assets that will be disposed of in the future, provide for future payments for employee related matters and contractual obligations. If the execution of the restructuring and business disposal plan is performed in a manner different from our initial assumptions and estimates, adjustment to these amounts may be made.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   In April 2001, we made a fundamental shift in the way we market our Powerheart products to hospitals in the U.S. away from a capital equipment model, where sales of the Powerheart were made to a large distributor, to a recurring revenue business model. Under this model, we now market the Powerheart CRM to U.S. hospitals directly, and agree to place units in a customer's facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe this model will increase the rate of adoption of our Powerheart CRM by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes. The acquisition of Survivalink has enabled us to enter the rapidly growing public access defibrillation market and has contributed significantly and positively to the results of our operations. According to the market analysis published by Frost & Sullivan in 2000, it is estimated that the worldwide market for AEDs will expand to over 250,000 units a year by 2006, accounting for over $650 million in annual revenue. We believe we currently hold approximately a 20% share of the AED market in the U.S.

   Net sales for the year ended December 31, 2001 increased $6,408,951 or 151% to $10,651,262 as compared to $4,242,311 for the year ended December 31, 2000. The increase in sales in 2001 consisted primarily of $6,518,549 of AEDs and related accessories resulting from the acquisition of Survivalink and approximately $1.4 million in emergency defibrillators and monitors resulting from the acquisition of Artema. Sales of Powerhearts and related accessories decreased $2,816,826 to $1,343,905 for the year ended December 31, 2001 compared to $4,160,731 for the comparable period in 2000. This decrease was a result of the transition from the prior distribution model to our strategy of placing Powerheart units at customer locations and retaining title to those units to encourage more widespread adoption of our core technology. Sales from Powerheart disposable electrodes increased $423,708 or 519% to $505,288 for the year ended December 31, 2001 compared to $81,580 for the comparable period in 2000. Sales of other emergency defibrillator and monitoring equipment purchased from Artema and resold to our international distributors prior to acquisition were $880,519 in 2001.

   Cost of goods includes raw materials, labor and overhead incurred in connection with the production of our defibrillators, monitors and related products sold for the year ended December 31, 2001 was $7,975,472 as compared to $3,825,624 for the year ended December 31, 2000. As a percentage of revenue, exclusive of the write-down in inventory discussed below, cost of goods sold improved to 61.2% from 90.2% in the comparable period in 2000. The improvement was a result of a shift in the product mix to higher margin AEDs and accessories and proprietary disposable electrodes offset by sales of lower margin emergency defibrillator and monitoring equipment, compared to a product mix of less profitable Powerhearts in 2000.

   In connection with the preparation to release the Powerheart CRM to production, and discontinuation of our original Powerheart model, in the third quarter of 2001 a charge to write down inventory of $1,453,756 was taken to reflect component inventory on hand that will not be transformed into finished goods.

   Research and development expenses for the year ended December 31, 2001 increased $327,027 or 4.0% to $8,574,721, as compared to $8,247,694 for the year ended December 31, 2000. This increase is primarily as a result of incremental research and development expenses from the Survivalink and Artema acquisition of $714,922 and an increase of $489,110 in salaries and benefits associated with increased engineering headcount. These increases were partially offset by a decrease in outside consulting and design services of $590,932 due to the end of the development stage of the Powerheart CRM. In addition, in 2000, we recognized $603,942 of non-employee stock option expense using a Black-Scholes option pricing model for stock options granted to consultants as compared to $101,011 in 2001.

   Sales and marketing expenses increased $4,601,126 or 105.3% to $8,972,037 for the year ended December 31, 2001 as compared to $4,370,911 for the year ended December 31, 2000. This increase resulted from higher salaries and benefits of $1,780,248 and travel expenses of $664,439 associated with the expansion of our direct US hospital sales force, $397,004 relating to the development of our international distribution network and $1,635,304 of incremental sales and marketing expenses from the developed US AED sales force acquired as a part of the Survivalink acquisition. In addition, in 2001 we recognized $202,920 of non-employee stock option expense using a Black-Scholes option pricing model for stock options granted to consultants.

   General and administrative expenses increased $1,775,686 or 34.4% to $6,935,347 for the year ended December 31, 2001 as compared to $5,159,661 for the year ended December 31, 2000. This increase was primarily a result of an increase over 2000 in the accounts receivable reserve of $458,000, depreciation of $308,204, an increase in overall salaries and benefits of $869,730 due to an increase in headcount to support our growth and $532,184 of incremental general and administrative costs from the acquisition of Survivalink and Artema. These increases were partially offset by a decrease in 2001 of non-cash compensation cost of $212,397 for stock options granted to consultants.

   For the year ended December 31, 2001 we established a reserve for impaired assets of $1,438,000, for a note receivable in the principal amount of $1,038,000 due December 31, 2001 and $400,000 of securities held as a non-current asset.

   Amortization of goodwill and other intangibles increased $676,890 or 63.7% to $1,739,643 for the year ended December 31, 2001 from $1,062,753 for the year ended December 31, 2000. The increase resulted from $416,018 of amortization of identifiable intangibles from the Survivalink acquisition, and a full year of goodwill and intangible amortization from the Cadent acquisition.

   Interest income decreased $1,156,122 to interest expense of $537,705 for the year ended December 31, 2001 compared to interest income of $618,417 for the year ended December 31, 2000. The decrease was a result of lower interest income from lower cash balances in 2001 and interest expense of $718,667 from the senior secured promissory notes issued in connection with the acquisition of Survivalink.

   We realized a loss on the sale of marketable securities of $707,369 for the year ended December 31, 2001, resulting from the sale of shares in Spacelabs Medical, Inc. at prices below the original basis.

   For the year ended December 31, 2001 we incurred a net loss of $26,215,026 as compared to $32,945,541 for the year ended December 31, 2000. The decrease in the net loss for the year ended December 31, 2001 was primarily was attributable to higher sales and the absence of non-cash costs associated with the acquisition of Cadent in 2000.

   As part of the acquisition of Artema, we developed a plan to dispose of certain acquired assets and restructure certain manufacturing and general operations of the business. The formulation of the plan began prior to the close of the transaction and was completed and finalized in December 2001. The plan includes the closure of the manufacturing facility, transferring or discontinuing the production of products and moving from certain office locations. We have recorded certain estimated purchase price adjustments in connection with the plan totaling $3,064,000. Adjustments have been made to the fair market value of owned buildings and other fixed assets, raw material that will not be converted into finished goods, contractual or incremental facility and employee related severance costs related to involuntarily terminated employees upon facility closure. It is anticipated that the plan will be executed and completed by the summer of 2002. We plan on utilizing the remaining Artema location as the headquarters for all international sales and marketing activities for all of our products.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net sales were $4,242,311 for the year ended December 31, 2000 as compared to $102,900 for the year ended December 31, 1999. Sales commenced in December 1999 and consisted primarily of Powerhearts. Sales in the year 2000 consisted of Powerhearts and accessories that were sold to both Medtronic Physio-Control and our international distributors. Sales to Medtronic Physio-Control accounted for approximately 48% of total sales for the year 2000 with the balance being made to our international distributors.

   Cost of goods sold were $3,825,624 for the year ended December 31, 2000 as compared to $98,001 for the year ended December 31, 1999. This amount was attributable to the sale of Powerhearts and the sale of accessories.

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

Liquidity and Capital Resources

   At December 31, 2001, we had cash and cash equivalents of $15,829,510 and working capital of $10,627,207 as compared to cash and cash equivalents of $13,537,066 and working capital of $18,021,779 at December 31, 2000. At December 31, 2001, our current days sales outstanding on accounts receivable, when adjusted for fourth quarter acquisitions, is 72.1 days. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $89 million. In 2001, we raised approximately $38 million in a series of private equity placements and through the exercise of outstanding options and warrants and issued $27.3 million of senior secured promissory notes relating to the acquisition of Survivalink.

   Additional capital is needed to fulfill our expansion, manufacturing, marketing, research and product development goals. From inception through December 31, 2001, we incurred losses of approximately $78.1 million. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of our development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We anticipate that our current cash balance will be sufficient to meet our cash requirements into the fourth quarter of 2002.

   On March 26, 2003, $27,300,000 in senior secured promissory notes relating to the Survivalink acquisition mature. In this respect, we are currently pursuing additional debt and or equity financing. There can be no assurance that any such transactions will be available at terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders or that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

   We do not engage in any off-balance sheet financing activities, nor do we have any special purpose entities engaged in off-balance sheet financing activities.

Income Taxes

   As of December 31, 2001, we have research and experimentation credit carry forwards for federal and state purposes of approximately $1,744,000 and $1,088,000 respectively. These credits begin to expire in 2006 for federal and state purposes. We have approximately $105,888,000 and $59,157,000 of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2002, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142. SFAS No. 141, Business Combinations is effective for all business combinations for which the date of acquisition is after

June 30, 2001, and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. Both SFAS Nos. 141 and 142 will be adopted by the Company on January 1, 2002 for business combinations that occurred prior to July 1, 2001. We are currently evaluating the impact of the adoption of SFAS No. 141 and 142 on its consolidated financial statements.

   In October 2001, the Financial Accounting Standards Board Issue SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective and will be adopted January 1, 2002. We are currently evaluating the impact of adopting SFAS No. 144 on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our line of credit held by our Danish manufacturing subsidiary. The interest rate on this line is variable and adverse movements in interest rates may expose us to interest rate risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At December 31, 2001, we invested our available cash in money market securities of high credit quality financial institutions.

   Foreign Currency Exchange Rate Risk. Our international sales of Artema-branded products, are made through our international distributors in foreign currencies, and thus may be adversely affected by fluctuations in currency exchange rates. Sales of U.S. based products are made through our international distributors in U.S. dollars. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   For an index to the financial statements and supplementary data, see Item 14(a).

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Cardiac Science, Inc.
Irvine, California

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Cardiac Science, Inc. (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP
Orange County, California
February 22, 2002

                             CARDIAC SCIENCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,  December 31,
                                                                                   2001          2000
                                                                               ------------  ------------
                                   ASSETS
                                   ------
Current assets:
   Cash and cash equivalents.................................................. $ 15,829,510  $ 13,537,066
   Marketable securities available-for-sale, including an unrealized gain of
     $504,025 in 2000.........................................................           --     5,004,025
   Accounts receivable, net of allowance for doubtful accounts of $858,800 in
     2001 and $200,000 in 2000................................................    8,457,926     1,923,118
   Inventories................................................................    3,479,905     1,512,894
   Prepaid expenses...........................................................      344,501       203,825
                                                                               ------------  ------------
       Total current assets...................................................   28,111,842    22,180,928

Property, plant and equipment, net of accumulated depreciation................    5,787,579     1,682,102
Goodwill and other intangibles, net of accumulated amortization...............  106,095,151     8,023,071
Net non-current assets held-for-sale (Note 11)................................    1,761,000            --
Other assets..................................................................    2,720,427     1,449,610
                                                                               ------------  ------------
                                                                               $144,475,999  $ 33,335,711
                                                                               ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
   Accounts payable........................................................... $  6,646,853  $  3,040,049
   Accrued expenses...........................................................   10,539,840       987,686
   Net current liabilities held-for-sale (Note 11)............................       26,000            --
   Current portion of capital lease obligations...............................      226,768        48,601
   Current portion of loan payable............................................       45,174        82,813
                                                                               ------------  ------------
       Total current liabilities..............................................   17,484,635     4,159,149
                                                                               ------------  ------------
Senior notes payable..........................................................   27,300,000            --
Long term portion of capital lease obligations................................      256,917       146,821
Long term portion of loan payable.............................................      223,000        45,173
                                                                               ------------  ------------
                                                                                 27,779,917       191,994
                                                                               ------------  ------------

Minority interest in subsidiary...............................................      867,223            --
                                                                               ------------  ------------
Commitments and contingencies (Note 14)

Stockholders' equity:
   Preferred stock--$.001 par value; 1,000,000 shares authorized, none issued
     or outstanding...........................................................           --            --
   Common stock--$.001 par value; 100,000,000 shares authorized,
     67,158,531 and 24,382,228 shares, in 2001 and 2000, respectively, issued
     and outstanding..........................................................       67,159        24,382
   Common stock subscribed....................................................           --     1,551,000
   Additional paid-in capital.................................................  176,297,778    78,788,847
   Accumulated other comprehensive income.....................................       77,999       504,025
   Accumulated deficit........................................................  (78,098,712)  (51,883,686)
                                                                               ------------  ------------
       Total stockholders' equity.............................................   98,344,224    28,984,568
                                                                               ------------  ------------
                                                                               $144,475,999  $ 33,335,711
                                                                               ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             CARDIAC SCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended December 31,
                                                       ---------------------------------------
                                                           2001          2000         1999
                                                       ------------  ------------  -----------
Net sales............................................. $ 10,651,262  $  4,242,311  $   102,900
Cost of goods sold....................................   (6,521,716)   (3,825,624)     (98,001)
Write down of inventories.............................   (1,453,756)           --           --
                                                       ------------  ------------  -----------
Gross profit..........................................    2,675,790       416,687        4,899
                                                       ------------  ------------  -----------
Operating expenses:
   Research and development...........................    8,574,721     8,247,694    4,406,207
   Sales and marketing................................    8,972,037     4,370,911    1,370,049
   General and administrative.........................    6,935,347     5,159,661    1,852,672
   Acquired in-process research and development.......           --    13,587,026           --
   Amortization of goodwill and other intangibles.....    1,739,643     1,062,753           --
   Amortization of restricted stock...................           --     1,551,000           --
   Impairment of assets...............................    1,438,000            --           --
                                                       ------------  ------------  -----------
                                                         27,659,748    33,979,045    7,628,928
                                                       ------------  ------------  -----------

Loss from operations..................................  (24,983,958)  (33,562,358)  (7,624,029)
Interest income (expense), net........................     (537,705)      618,417       20,870
Loss on sale of marketable securities.................     (707,369)           --           --
Loss in unconsolidated affiliate......................           --            --     (115,000)
                                                       ------------  ------------  -----------
Loss from operations before provision
  for income taxes....................................  (26,229,032)  (32,943,941)  (7,718,159)
Provision for income taxes............................       (2,000)       (1,600)      (1,600)
                                                       ------------  ------------  -----------
Loss before minority interest.........................  (26,231,032)  (32,945,541)  (7,719,759)
Minority interest in loss of subsidiary...............       16,006            --           --
                                                       ------------  ------------  -----------
Net loss.............................................. $(26,215,026) $(32,945,541) $(7,719,759)
                                                       ============  ============  ===========
Net loss per share (basic and diluted)................ $      (0.78) $      (1.82) $     (0.85)
                                                       ============  ============  ===========
Weighted average number of shares used in the
  computation of net loss per share...................   33,507,322    18,080,326    9,112,564
                                                       ============  ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CARDIAC SCIENCE, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                             For the Years Ended December 31,
                                         ---------------------------------------
                                             2001          2000         1999
                                         ------------  ------------  -----------
Net loss................................ $(26,215,026) $(32,945,541) $(7,719,759)

Other comprehensive income:
   Unrealized gain on investments.......           --       504,025           --
   Foreign currency translation
     adjustments........................       77,999            --           --
                                         ------------  ------------  -----------
Comprehensive loss...................... $(26,137,027) $(32,441,516) $(7,719,759)
                                         ============  ============  ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                             CARDIAC SCIENCE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Common Stock
                                          Common Stock         Subscribed                     Accumulated
                                       ------------------ --------------------   Additional      Other
                                        Number             Number                 Paid-In    Comprehensive Accumulated
                                       of Shares  Amount  of Shares   Amount      Capital       Income       Deficit
                                       ---------- ------- --------- ----------  ------------ ------------- ------------
Balances at December 31, 1998.........  7,014,738 $ 7,015   50,000  $  100,000  $10,823,4482   $     --    $(11,218,386)
Issuance of common stock for
 common stock subscribed..............     50,000      50  (50,000)   (100,000)       99,950
Issuance of common stock for cash at
 $2.00 per share (net of cost of
 issuances of $712,307)...............  1,850,000   1,850                          2,985,843
Issuance of common stock warrants.....                                               256,136
Issuance of common stock for finder's
 fees at $2.00 per share..............    138,900     139                            277,661
Issuance of common stock for cash at
 $4.00 per share (net of cost of
 issuances of $1,082,356).............  1,757,500   1,757                          5,945,887
Issuance of common stock warrants.....                                               405,994
Issuance of common stock for finder's
 fees at $4.00 per share..............     61,220      61                            244,819
Common stock warrants exercised at
 $0.01 per share......................     30,625      30                                320
Common stock warrants exercised at an
 average of $2.45 per share (net of
 issuance costs of $261,914)..........    907,500     908                          1,963,428
Issuance of common stock for finder's
 fees at $2.50 per share..............     62,800      63                            156,937
Issuance of common stock for license
 fees and services at an average of
 $2.67 per share......................    157,969     158                            421,331
Compensation related to fair value of
 options granted to non-employees.....                                               166,568
Net loss..............................                                                                       (7,719,759)
                                       ---------- -------  -------  ----------  ------------   --------    ------------
Balances, December 31, 1999........... 12,031,252  12,031       --          --    23,748,322         --     (18,938,145)
Issuance of common stock for
 acquisition of Cadent Medical
 Corporation at $5.17 per share.......  4,199,964   4,200                         21,709,800
Common stock subscribed at $5.17 per
 share................................                     300,000   1,551,000
Issuance of common stock for cash at
 $4.50 per share (net of cost of
 issuances of $2,110,904).............  6,884,263   6,884                         28,861,370
Issuance of common stock for finder's
 fees at $4.50 per share..............    339,794     340                          1,528,737
Common stock warrants exercised at
 $0.01 per share......................    344,375     345                              3,259
Common stock warrants exercised at
 $2.50 per share......................     50,000      50                            124,950
Common stock warrants exercised at
 $5.00 per share......................     39,375      39                            196,836
Common stock warrants exercised at
 $3.00 per share......................    200,000     200                            599,800
Issuance of common stock for
 acquisition of patent and services at
 an average of $5.05 per share........    174,250     174                            880,326
Common stock options exercised at
 $1.88-$3.88 per share................    118,955     119                            249,195
Compensation related to fair value of
 options granted non-employees........                                               886,252
Unrealized gain on marketable
 securities...........................                                                          504,025
Net loss..............................                                                                      (32,945,541)
                                       ---------- -------  -------  ----------  ------------   --------    ------------
Balances, December 31, 2000........... 24,382,228  24,382  300,000   1,551,000    78,788,847    504,025     (51,883,686)




                                          Total
                                       ------------
Balances at December 31, 1998......... $   (287,923)
Issuance of common stock for
 common stock subscribed..............           --
Issuance of common stock for cash at
 $2.00 per share (net of cost of
 issuances of $712,307)...............    2,987,693
Issuance of common stock warrants.....      256,136
Issuance of common stock for finder's
 fees at $2.00 per share..............      277,800
Issuance of common stock for cash at
 $4.00 per share (net of cost of
 issuances of $1,082,356).............    5,947,644
Issuance of common stock warrants.....      405,994
Issuance of common stock for finder's
 fees at $4.00 per share..............      244,880
Common stock warrants exercised at
 $0.01 per share......................          350
Common stock warrants exercised at an
 average of $2.45 per share (net of
 issuance costs of $261,914)..........    1,964,336
Issuance of common stock for finder's
 fees at $2.50 per share..............      157,000
Issuance of common stock for license
 fees and services at an average of
 $2.67 per share......................      421,489
Compensation related to fair value of
 options granted to non-employees.....      166,568
Net loss..............................   (7,719,759)
                                       ------------
Balances, December 31, 1999...........    4,822,208
Issuance of common stock for
 acquisition of Cadent Medical
 Corporation at $5.17 per share.......   21,714,000
Common stock subscribed at $5.17 per
 share................................    1,551,000
Issuance of common stock for cash at
 $4.50 per share (net of cost of
 issuances of $2,110,904).............   28,868,254
Issuance of common stock for finder's
 fees at $4.50 per share..............    1,529,077
Common stock warrants exercised at
 $0.01 per share......................        3,604
Common stock warrants exercised at
 $2.50 per share......................      125,000
Common stock warrants exercised at
 $5.00 per share......................      196,875
Common stock warrants exercised at
 $3.00 per share......................      600,000
Issuance of common stock for
 acquisition of patent and services at
 an average of $5.05 per share........      880,500
Common stock options exercised at
 $1.88-$3.88 per share................      249,314
Compensation related to fair value of
 options granted non-employees........      886,252
Unrealized gain on marketable
 securities...........................      504,025
Net loss..............................  (32,945,541)
                                       ------------
Balances, December 31, 2000...........   28,984,568

                             CARDIAC SCIENCE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        Common Stock
                                                   Common Stock          Subscribed                     Accumulated
                                                ------------------ ---------------------   Additional      Other
                                                 Number             Number                  Paid-In    Comprehensive
                                                of Shares  Amount  of Shares   Amount       Capital       Income
                                                ---------- ------- --------- -----------  ------------ -------------
Issuance of common stock for acquisition of
 Survivalink at $2.31 per share................ 18,150,000  18,150                          41,908,350
Issuance of common stock for acquisition of
 Artema Medical AB at $3.75 per share..........  4,150,976   4,151                          15,562,009
Issuance of common stock subscribed............    300,000     300 (300,000)  (1,551,000)    1,550,700
Common stock warrants exercised at
 $2.00 per share...............................     60,835      61                              99,939
Common stock warrants exercised at
 $2.25 per share...............................      5,000       5                              11,245
Common stock warrants exercised at
 $5.00 per share...............................     75,000      75                             374,925
Common stock options exercised at $1.88 to
 $4.63 per share...............................    325,492     326                             755,016
Issuance of common stock for cash at $2.00 per
 share (net of cost of issuances of $975,998).. 14,204,000  14,204                          27,417,798
Issuance of common stock for finders fees at
 $2.00 per share...............................    375,000     375                             749,625
Issuance of common stock for cash at $2.03 per
 share (net of cost of issuances of $1,701,890)  4,750,000   4,750                           7,935,860
Issuance of common stock for services at an
 average of $2.03 per share....................    380,000     380                             769,620
Compensation related to fair value of options
 granted non-employees.........................                                                373,844
Unrealized loss on marketable securities.......                                                           (504,025)
Foreign currency translation adjustment........                                                             77,999
Net loss.......................................
                                                ---------- ------- --------  -----------  ------------   ---------
Balances December 31, 2001..................... 67,158,531 $67,159       --  $        --  $176,297,778   $  77,999
                                                ========== ======= ========  ===========  ============   =========



                                                Accumulated
                                                  Deficit        Total
                                                ------------  ------------
Issuance of common stock for acquisition of
 Survivalink at $2.31 per share................                 41,926,500
Issuance of common stock for acquisition of
 Artema Medical AB at $3.75 per share..........                 15,566,160
Issuance of common stock subscribed............                         --
Common stock warrants exercised at
 $2.00 per share...............................                    100,000
Common stock warrants exercised at
 $2.25 per share...............................                     11,250
Common stock warrants exercised at
 $5.00 per share...............................                    375,000
Common stock options exercised at $1.88 to
 $4.63 per share...............................                    755,342
Issuance of common stock for cash at $2.00 per
 share (net of cost of issuances of $975,998)..                 27,432,002
Issuance of common stock for finders fees at
 $2.00 per share...............................                    750,000
Issuance of common stock for cash at $2.03 per
 share (net of cost of issuances of $1,701,890)                  7,940,610
Issuance of common stock for services at an
 average of $2.03 per share....................                    770,000
Compensation related to fair value of options
 granted non-employees.........................                    373,844
Unrealized loss on marketable securities.......                   (504,025)
Foreign currency translation adjustment........                     77,999
Net loss.......................................  (26,215,026)  (26,215,026)
                                                ------------  ------------
Balances December 31, 2001..................... $(78,098,712) $ 98,344,224
                                                ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                             CARDIAC SCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ending December 31,
                                                                               ---------------------------------------
                                                                                   2001          2000         1999
                                                                               ------------  ------------  -----------
Cash flows from operating activities:
Net loss...................................................................... $(26,215,026) $(32,945,541) $(7,719,759)
Adjustments to reconcile net loss to net cash used in operating activities:
   Loss in unconsolidated affiliate...........................................           --            --      115,000
   Depreciation...............................................................      750,715       288,336       78,362
   Amortization of goodwill and other intangibles.............................    1,739,643     1,062,753           --
   Amortization of restricted stock...........................................           --     1,551,000           --
   Minority interest..........................................................      (16,006)           --           --
   Acquired in process research and development...............................           --    13,587,026           --
   Fair value of options granted to non-employees.............................      373,844       886,252      166,568
   Expenses paid with common stock............................................      770,000        55,500      421,681
   Loss on sale of marketable securities......................................      707,369            --           --
   Bad debt expense...........................................................      658,800       200,000           --
   Write down of inventories..................................................    1,453,756            --           --
   Impairment of assets.......................................................    1,438,000            --           --
Changes in operating assets and liabilities, exclusive of acquisitions:
   Accounts receivable........................................................   (2,254,616)   (2,020,218)    (102,900)
   Inventories................................................................    1,064,635    (1,074,302)    (438,592)
   Prepaid expenses...........................................................       63,089      (111,715)     (29,516)
   Other assets...............................................................      169,833       (88,759)    (104,912)
   Placement of Powerhearts at customer locations.............................   (1,997,935)           --           --
   Accounts payable and accrued expenses......................................   (1,742,114)    1,534,117      464,617
                                                                               ------------  ------------  -----------
Net cash used in operating activities.........................................  (23,036,013)  (17,075,551)  (7,149,451)
                                                                               ------------  ------------  -----------
Cash flows from investing activities:
   Purchase of property and equipment.........................................   (1,124,850)   (1,269,816)    (241,917)
   Advances to Inovise Medical, Inc., Medical Resource Management, Inc., and
    Survivalink...............................................................     (760,000)     (178,000)          --
   Acquisition costs paid.....................................................   (2,922,730)           --           --
   Sales (purchases) of marketable securities.................................    3,792,631    (4,500,000)          --
   Cash acquired in Artema AB acquisition, net of cash paid of $215,313.......      861,687            --           --
   Acquisition of Survivalink, net of cash acquired of $1,397,008.............   (9,102,992)           --           --
   Cash advance to Survivalink shareholders for tax escrow....................   (2,108,493)           --           --
   Cash acquired in Cadent Medical acquisition, net of costs of $197,206......           --        12,468           --
                                                                               ------------  ------------  -----------
Net cash used in investing activities.........................................  (11,364,747)   (6,935,348)    (241,917)
                                                                               ------------  ------------  -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock.....................................   38,050,500    30,979,158   10,730,000
   Proceeds from capital lease refinancings...................................       73,352            --           --
   Payment on bank line of credit.............................................           --            --     (125,000)
   Payment of note payable....................................................           --            --     (100,000)
   Payments on capital leases.................................................      (67,540)      (17,818)          --
   Payments on loan payable...................................................     (254,811)      (37,920)          --
   Proceeds from exercise of common stock warrants............................      486,250       925,479    2,226,600
   Proceeds from exercise of common stock options.............................      755,342       249,314           --
   Advances to related party..................................................     (500,000)           --           --
   Costs of equity issuances..................................................   (1,927,888)     (452,182)    (685,900)
                                                                               ------------  ------------  -----------
Net cash provided by financing activities.....................................   36,615,205    31,646,031   12,045,700
                                                                               ------------  ------------  -----------
Effect of exchange rates on cash and cash equivalents.........................       77,999            --           --
                                                                               ------------  ------------  -----------
Net increase in cash and cash equivalents.....................................    2,292,444     7,635,132    4,654,332
Cash and cash equivalents at beginning of year................................   13,537,066     5,901,934    1,247,602
                                                                               ------------  ------------  -----------
Cash and cash equivalents at end of year...................................... $ 15,829,510  $ 13,537,066  $ 5,901,934
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

                             CARDIAC SCIENCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of the Business

   Cardiac Science, Inc. (the "Company") was incorporated in May 1991 and develops, manufactures and markets portable public access defibrillators and a patented fully-automatic bedside defibrillator-monitor that continuously monitors hospitalized cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company's core technology platform consists of its proprietary arrhythmia detection and discrimination software ("RHYTHMx(R)"), which is combined with proprietary defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the "Powerheart(R) CRM(R)") and a unique semi-automatic, or automated defibrillator, (the Powerheart AED) for use in out of hospital settings. The Company's Powerheart(R) Cardiac Rhythm Module(TM), Powerheart(R)-brand AEDs, Survivalink(R)-brand AEDs, along with Artema(R)-brand emergency defibrillators and patient monitoring products are marketed by its direct sales force in the United States and by international distributors around the world.

   On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,499,964 restricted shares of the Company's common stock (see Note 9).

   On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company for $10.5 million in cash, $25.8 million in senior notes payable, and 18,150,000 shares of the Company's common stock (see Note 9).

   On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,150,976 shares of the Company's common stock plus approximately $215,000 in cash (see Note 9).

2.  Continued Existence

   Additional capital is needed to fulfill the Company's expansion, manufacturing, marketing, research and product development goals. From inception through December 31, 2001, the Company incurred losses of approximately $78.1 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company's cash requirements into the fourth quarter of 2002. On March 26, 2003, $27,300,000 in senior notes payable relating to the Survivalink acquisition mature (see Note 10). In this respect, the Company is currently pursuing an additional debt and or equity financing. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.  Summary of Significant Accounting Policies

  Principles of consolidation

   The consolidated financial statements include the accounts of the Company and of its wholly-owned and majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

                             CARDIAC SCIENCE, INC.

  Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents

   The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintained approximately $14.6 million of its cash in money market funds with two major financial institutions in the United States and the equivalent of $1.2 million in three financial institutions in Denmark at December 31, 2001.

  Marketable securities

   The Company has classified its marketable securities as "available-for-sale" as defined under Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2000, all marketable securities were equity securities. Fair value is measured using quoted market prices. The unrealized gains or losses, if any, are recorded as a separate component of stockholders' equity until realized. The cost of securities sold is based on the specific identification method. At December 31, 2001, the Company does not have any marketable securities.

  Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

                                          December 31, December 31,
                                              2001         2000
                                          ------------ ------------
            Raw materials................  $1,351,122   $1,018,796
            Work in process..............     562,307      245,819
            Finished goods...............   1,566,476      248,279
                                           ----------   ----------
                                           $3,479,905   $1,512,894
                                           ==========   ==========

   During the year ended December 31, 2001, the Company wrote down $1,453,756 of inventories as a result of discontinuation of the original Powerheart model and the introduction of the new Powerheart CRM and reflects management's estimate of the cost of component inventory on-hand that will not be transformed into finished goods.

   In 2001, the Company placed $1,997,935 of completed Powerheart units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five year period.

  Property, plant and equipment

   Property, plant and equipment is carried at cost. Depreciation is provided on the straight-line method over estimated useful lives of one to five years for property and equipment and 30 years for the building. Repairs and maintenance are expensed as incurred while renewals or betterments are capitalized. Upon the sale or

                             CARDIAC SCIENCE, INC.

retirement of property, plant and equipment, the accounts are relieved of the cost and related accumulated depreciation and any resulting gain or loss is included in operations.

  Goodwill and other Intangibles

   Goodwill and other intangibles are carried at cost less accumulated amortization that is calculated on a straight-line basis over the estimated useful lives of the assets (see Note 6 and Note 9 for further discussion on intangibles and amortization periods).

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

   Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding and subscribed. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive (see Notes 16 and 17).

  Revenue recognition

   The Company sells its products through a direct sales force and to a network of domestic and international distributors which in turn sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors. Revenue is recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured.

  Product warranty

   Expected future product warranty costs, included in accrued expenses, are recognized at the time of sale for all products covered under warranty. Warranty periods range from one to five years.

  Advertising costs

   The Company expenses advertising costs as incurred. Advertising expenses were $392,883, $518,828, and $821,771 for the years ended December 31, 2001,
2000, and 1999, respectively.

                             CARDIAC SCIENCE, INC.

  Foreign currency

   The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses.

  Research and development costs

   Research and development costs are expensed as incurred.

  Software development costs

   The Company expenses all costs incurred, prior to the achievement of technological feasibility of a working model, related to the development of the proprietary software used in its products. Such costs incurred subsequent to the attainment of technological feasibility have been nominal.

  Fair value of financial instruments

   The fair value of the Company's financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, and accounts payable, are based on assumptions concerning the amount and timing of estimated future cash flows. The carrying value of these financial instruments approximated their fair value at December 31, 2001 and 2000, respectively.

  Stock-based compensation

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion ("APB") No. 25.

   Additionally, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company measures stock based non-employee compensation at fair value.

   Under SFAS No. 123, stock based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. As a result, the stock based compensation expense will fluctuate as the fair market value of the Company's stock fluctuates.

  Income taxes

   The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial

                             CARDIAC SCIENCE, INC.

reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion of such assets will not be recoverable through future operations. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Concentrations of credit risk

   Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash, cash equivalents, and trade receivables. The Company invests available cash in money market securities of high credit quality financial institutions.

   The Company sells its products to hospitals, governmental agencies, emergency responders, schools, and international distributors. Prior to its termination (see Notes 18 and 19), the Company had a distribution agreement with Medtronic Physio-Control ("MPC"). Sales to MPC accounted for sales of $25,116, $2,046,648, and $102,900 for the years ended December 31, 2001, 2000, and 1999, respectively.

   Total international sales, exclusive of MPC, to distributors represented approximately 42%, 50%, and 0% of total sales for the years ended 2001, 2000, and 1999, respectively. At December 31, 2001, approximately 36% of the trade accounts receivable before allowances were represented by 10 customers as compared to 62% for four customers for the year ended December 31, 2000. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, payment history and general economic conditions. The Company, through its Danish subsidiary, factors certain accounts receivable with an institution in Denmark. The Company gets a cash advance on the receivable but remains financially at risk for collection. The Company therefore maintains a liability for factored receivables until final collection. (See note 8).

4.  Segment reporting

   The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company's chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

   The Company's chief operating decision makers are the Executive Management Team which is comprised of the Chief Executive Officer and senior executive officers of the Company.

   Based on the evaluation of the Company's financial information, management believes that the Company operates in four reportable segments, determined by the type of product. These segments include the sale of AEDs and related accessories, Powerhearts, Powerheart disposable defibrillator electrodes, and emergency defibrillators and monitors.

   In order to make operating, strategic and resource allocation decisions, the Company's chief operating decision maker evaluates revenue performance across each reportable segment, both domestically and internationally. Revenues are attributable to the country in which the product is sold.

   Based on the Company's decision to dispose of a segment of the business acquired in the Artema acquisition (see Notes 9 and 11), the net sales of the MCS gas division are not included herein.

                             CARDIAC SCIENCE, INC.

   The following is a breakdown of net sales by product line:

                                                      Years ended
                                         --------------------------------------
                                         December 31, December 31, December 31,
                                             2001         2000         1999
                                         ------------ ------------ ------------
 AEDs and related accessories........... $ 6,518,549   $       --    $     --
 Powerheart defibrillators and related
   accessories..........................   1,343,905    4,160,731     102,900
 Powerheart disposable defibrillator
   electrodes...........................     505,288       81,580          --
 Emergency defibrillators & monitors....   2,283,520           --          --
                                         -----------   ----------    --------
                                         $10,651,262   $4,242,311    $102,900
                                         ===========   ==========    ========

   The following is a breakdown of net sales by geographic location:

                                            Years ended
                               --------------------------------------
                               December 31, December 31, December 31,
                                   2001         2000         1999
                               ------------ ------------ ------------
           United States...... $ 6,126,652   $2,105,648    $102,900
           Foreign............   4,524,610    2,136,663          --
                               -----------   ----------    --------
                               $10,651,262   $4,242,311    $102,900
                               ===========   ==========    ========

   The following is a breakdown of the Company's long-lived assets by geographic location:

                                          December 31, December 31,
                                              2001         2000
                                          ------------ ------------
            United States................ $ 95,758,158 $11,154,783
            Foreign......................   20,605,999          --
                                          ------------ -----------
                                          $116,364,157 $11,154,783
                                          ============ ===========

5.  Property, Plant and Equipment

   Property, plant and equipment consist of the following:

                                               December 31, December 31,
                                                   2001         2000
                                               ------------ ------------
       Equipment and furniture................ $ 3,507,058   $1,893,236
       Leasehold improvements.................     271,934      228,912
       Land and building......................   1,178,000           --
       Powerhearts on loan to hospitals.......   1,997,935           --
                                               -----------   ----------
                                                 6,954,927    2,122,148
       Less: accumulated depreciation.........  (1,167,348)    (440,046)
                                               -----------   ----------
                                               $ 5,787,579   $1,682,102
                                               ===========   ==========

                             CARDIAC SCIENCE, INC.

6.  Goodwill and Other Intangibles

   Goodwill and other intangible assets consist of the following:

                                               December 31,  December 31,
                                                   2001          2000
                                               ------------  ------------
       Patents and patent applications........ $ 10,211,027  $ 1,831,360
       Customer base..........................    1,175,212           --
       Trade name.............................      378,152           --
       Goodwill...............................   96,785,772    6,917,211
       Assembled workforce....................      327,380      327,380
                                               ------------  -----------
                                                108,877,543    9,075,951
       Less: accumulated amortization.........   (2,782,392)  (1,052,880)
                                               ------------  -----------
                                               $106,095,151  $ 8,023,071
                                               ============  ===========

   Patents and patent applications are being amortized over three to twenty years. Goodwill from the Cadent acquisition is being amortized over an estimated useful life of seven years. Customer base is being amortized over two to seven years while the trade name is being amortized over one year (see Note 9 for further discussions on intangibles). The assembled workforce asset was amortized fully in 2001.

7.  Other Assets

   On December 31, 1998, the Company acquired a 7.7% voting interest in Biotel, Inc. ("Biotel", previously Biosensor Corporation) a Minnesota corporation, as consideration for the sale of substantially all of the assets of Innovative Physician Services, Inc. (d.b.a. Diagnostic Monitoring). As a result of recurring losses for the twelve month period ending December 31, 1999, Biotel had a negative net worth and management determined under SFAS No. 121 that this investment of $115,000 had been impaired, accordingly the value of this investment was written down to zero.

   On December 29, 2000, the Company purchased 1,333,333 shares of common stock of Medical Resources Management, Inc. ("MRM") a Nevada corporation, for an aggregate purchase price of $400,000. This purchase represented a 7.8% voting interest. The Company accounts for this investment using the cost method of accounting in accordance with APB No. 18. In July 2001, MRM merged with Emergent Group Inc. (EMGR). As a result of the merger, the Company now owns 493,333 shares of EMGR. Based on the recent stock price of EMGR ($0.01/share), the Company believes that this investment has been permanently impaired; accordingly the value of this investment was fully reserved in the year ended December 31, 2001.

   On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation which potential acquisition was terminated in February 2001. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan was collateralized by all assets of Inovise, excluding certain receivables from royalty payments, bears interest at 6% and is convertible into equity of Inovise. The total amount advanced to Inovise and outstanding was $1,038,000, and $778,000 at December 31, 2001 and 2000 respectively. In February 2002, the Company's convertible bridge loan was converted into 13,000,000 shares of Inovise's Series D convertible preferred stock. As there is currently no market for these shares and there is no foreseeable recovery of the initial investment, the Company has determined that these shares have no value. Accordingly, the Company has fully reserved for this asset at December 31, 2001.

                             CARDIAC SCIENCE, INC.

8.  Accrued Expenses

   Accrued expenses consist of the following:

                                                           December 31,
                                                       --------------------
                                                          2001       2000
                                                       ----------- --------
     Warranty......................................... $ 1,944,745 $     --
     Interest.........................................   1,034,667       --
     Commissions......................................   1,038,136       --
     Plant closure costs and severance (Note 11)......   1,410,725       --
     Estimated losses on MCS gas business (Note 11)...     872,000       --
     Bonus............................................     738,361  160,956
     Vacation and payroll tax.........................   1,156,356  191,401
     Other............................................   2,344,850  635,329
                                                       ----------- --------
                                                       $10,539,840 $987,686
                                                       =========== ========

9.  Business Combinations

Cadent Medical Corporation

   On July 1, 2000 the Company acquired Cadent Medical Corporation ("Cadent"), a privately held company. As consideration, the Cadent shareholders received an aggregate of 4,499,964 shares of restricted common stock of the Company, 420,000 shares of which were held in escrow pursuant to an escrow agreement, and 300,000 shares were also held in escrow for certain employees and consultants of Cadent at December 31, 2000. In 2001, 420,000 shares held in escrow were released to Cadent shareholders. Additionally, 300,000 shares held in escrow for certain employees and consultants of Cadent were released in 2001. These escrow shares were the sole and exclusive remedy for any losses incurred by the Company for any breach of representation or warranty by Cadent.

   The acquisition was accounted for as a purchase under APB No. 16. In accordance with APB No. 16, the Company allocated the purchase price of Cadent based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by an independent appraiser. These intangible assets include approximately $13.6 million for acquired in-process research and development ("IPR&D") which was expensed in 2000. Other acquired intangibles include patent applications and the assembled workforce, together valued at approximately $1.3 million. The patent applications were being amortized over an estimated life of 20 years while the assembled workforce was amortized fully in 2001. Goodwill resulting from the Cadent acquisition of approximately $6.9 million is being amortized over an estimated life of seven years. Accumulated amortization on Cadent's goodwill was $1,482,259 and $494,086 at December 31, 2001 and 2000,
respectively.

   Significant portions of the Cadent acquisition were identified as intangible assets. Valuation techniques were employed that reflected the applicable guidance from the Securities and Exchange Commission on approaches and procedures to be followed in developing allocations to IPR&D. At the date of acquisition, technological feasibility of the IPR&D project had not been reached and the technology had no alternative future uses. Accordingly, the Company expensed the portion of the purchase price allocated to IPR&D.

   IPR&D is comprised of technological development efforts aimed at developing a fully automatic external Personal Wearable Defibrillator consisting of a belt-worn monitoring and control device with disposable

                             CARDIAC SCIENCE, INC.

electrodes. The amount of the acquisition consideration allocated to IPR&D was determined by estimating the stage of completion of the IPR&D project at the date of the acquisition, estimating cash flows resulting from the future research and development and release of products employing this technology and discounting the net cash flows back to their present values.

   The estimated stage of completion for the project was approximately 75.5% as of the acquisition date. As of that date, the estimated remaining costs to bring the project under development to technological feasibility and to regulatory approval was approximately $5 million. The cash flow estimates from sales of products incorporating this technology commence in the year 2003, with revenues increasing for the first seven years, followed by declines in subsequent periods as other new products are expected to be introduced.

   The cash flows from revenues forecasted in each period are reduced by related expenses, capital expenditures, the cost of working capital, and taxes to estimate after-tax earnings from the technology. The discount rate applied to the technology's net cash flows was 27%. This discount rate reflects a "risk premium" of 7% over the estimated weighted average cost of capital of 20% computed for the Company. Through December 31, 2001, the actual results do not materially differ from the estimates and assumptions used in the valuation.

Survivalink Corporation

   On September 26, 2001, the Company acquired Survivalink Corporation ("Survivalink"), a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators ("AEDs"). As consideration, the Company paid $10.5 million in cash, issued $25.8 million in senior notes payable (see Note 10) and tendered 18,150,000 shares of common stock to Survivalink shareholders. Of this total consideration, approximately $1.8 million of the notes and 907,500 shares of the Company's common stock are being held in escrow pursuant to an escrow agreement. The escrow amount is to protect the Company for claims regarding breach of representation or warranty by Survivalink. These funds will be released from escrow on September 26, 2002, providing that all claims, if any, have been resolved.

   The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by an independent appraiser. These intangible assets include approximately $73.8 million for goodwill, $7.6 million for patents, $676,000 for customer base, and $378,000 for the Survivalink tradename. The patents are being amortized over seven years, the customer base over two years, and the Survivalink tradename over one year.

                             CARDIAC SCIENCE, INC.

   The components of the purchase price and allocation are as follows:

    Purchase Price:
       Stock consideration (18,150,000 shares @ $2.31/share)... $41,926,500
       Cash....................................................  10,500,000
       Senior notes payable....................................  25,800,000
       Acquisition costs.......................................   2,184,024
                                                                -----------
    Total...................................................... $80,410,524
                                                                ===========
    Allocation of Purchase Price:
       Current assets.......................................... $ 5,369,138
       Property, plant and equipment, net......................     389,748
       Other assets............................................      20,521
       Current liabilities.....................................  (6,298,615)
       Bridge notes............................................  (1,500,000)
       Long term liabilities...................................     (10,862)
       Patents.................................................   7,583,610
       Customer base...........................................     675,937
       Tradename...............................................     378,152
       Goodwill................................................  73,802,895
                                                                -----------
    Total...................................................... $80,410,524
                                                                ===========

   The Company has entered into an agreement with Survivalink shareholders to establish a tax escrow fund to make loans to employees of Survivalink who owned options to purchase Survivalink common stock to help them meet their tax obligations arising from the exercise of their employee stock options. The Company has deposited $2,108,493 of cash into this fund as of December 31, 2001. This amount is included in other long-term assets in the Company's Consolidated Balance Sheets. Each loan from the fund is documented by an individual tax note. The tax notes are collateralized by any amounts payable to the Survivalink employee under the senior notes payable issued to the employee as consideration in the acquisition of Survivalink (see Note 10). The tax escrow will terminate upon the earlier of (i) full repayment by the Company of the senior notes payable, or (ii) December 31, 2003.

Artema Medical AB

   On November 30, 2001, the Company acquired a 94.7% ownership interest in Artema Medical AB ("Artema"), a Swedish based manufacturer of patient monitors and external defibrillator devices. As consideration, the Company paid approximately $215,000 in cash and issued 4,150,976 shares of common stock to Artema shareholders.

   The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets were identified by an independent appraiser. These intangible assets include approximately $16.1 million for goodwill, approximately $1.3 million in developed technology and customer base, and approximately $1.4 million in intangible assets for the MCS gas business (see Note 11 regarding Artema restructuring and planned sale of the MCS gas business). Approximately $4.1 million of purchase price adjustments were made (see Note 11) and $883,000 associated with minority interest. The developed technology and customer base will be amortized over 7 years.

                             CARDIAC SCIENCE, INC.

   The components of the purchase price and allocation are as follows:

    Purchase Price:
       Stock consideration (4,150,976 shares @ $3.75/share).... $15,566,160
       Cash....................................................     215,313
       Acquisition costs.......................................   1,585,300
                                                                -----------
    Total...................................................... $17,366,773
                                                                ===========

    Allocation of Purchase Price:
       Current assets.......................................... $ 7,741,000
       Property, plant and equipment, net......................   1,819,000
       Current liabilities.....................................  (9,578,000)
       Long term liabilities...................................    (519,000)
       Minority interest.......................................    (883,229)
       Developed technology....................................     796,057
       Customer base...........................................     499,275
       MCS Gas intangible assets...............................   1,426,000
       Goodwill................................................  16,065,670
                                                                -----------
    Total...................................................... $17,366,773
                                                                ===========

   The following pro forma data summarizes the results of operations for the periods indicated as if the Cadent, Survivalink, and Artema acquisitions had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisitions, adjusted to include the pro forma effect of amortization of identified intangible assets and interest on the senior notes payable.

                                                              Years Ending
                                                       --------------------------
                                                       December 31,  December 31,
                                                           2001          2000
                                                       ------------  ------------
Net sales............................................. $ 40,043,700  $ 49,342,900
Net loss.............................................. $(37,967,400) $(40,947,700)
Pro forma net loss per share (basic and diluted)...... $      (0.70) $      (0.86)
Pro forma weighted-averaged shares outstanding........   54,441,700    47,868,900

   The above pro forma calculations do not include goodwill amortization for the Survivalink and Artema acquisitions in accordance with SFAS No. 141.

10.  Senior Notes Payable

   As part consideration for the acquisition of Survivalink (see Note 9), the Company issued senior notes payable to Survivalink shareholders in the principal amount of $25,800,000, with simple interest payable upon maturity at the rate of 10% per annum. The notes mature on March 26, 2003, and are subject to an automatic extension for six months upon payment of an extension fee of five percent of the outstanding principal and interest due at the time of the extension. The notes are collateralized by all the assets of the Company. In addition, the Company assumed $1,500,000 of bridge notes from certain former shareholders of Survivalink. The Company and the bridge note holders have agreed to convert the bridge notes into a senior note payable with terms and conditions similar to the notes issued as merger consideration.

                             CARDIAC SCIENCE, INC.

11.  Artema Restructuring and Planned Sale of the MCS Gas Business

   As part of the Artema acquisition, the Company has developed a plan to restructure the operations of the manufacturing facility in Denmark ("the plan"), which is anticipated to be completed in the summer of 2002. The Company plans to close the manufacturing facility in Northern Denmark and move out of the current facility in Copenhagen. The manufacturing of certain products will be moved to different facilities, contracted to certain manufacturers or discontinued. The Company has recorded certain estimates of purchase price adjustments in connection with the plan totaling $3,064,000. The plan includes estimated plant and facility closure costs that are either contractually obligated or are incremental in nature, adjustments to fair market value for owned facilities to be disposed of based on market assessments, adjustments to fair value for raw materials that will not be converted into finished goods and certain severance related costs for employees in closed facilities that the Company is obligated to pay upon execution of the plan.

   The Company identified the MCS gas division, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas division designs, develops and manufactures gas analyzers to be sold to patient monitoring OEM customers. The MCS gas division is a distinct and separate business unit and the sale is anticipated to be completed by the summer of 2002. The Company is accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas division be excluded from the consolidated operating results of the Company. The Company has estimated that the net loss of the MCS gas business from the acquisition date until disposition to be approximately $1,017,000 and has included this as a liability assumed in the acquisition. Accordingly, a net loss of $145,000 has been excluded from the consolidated operating results for the year ended December 31, 2001. No adjustment for gain or loss on the ultimate disposition has been made. An adjustment to the purchase price allocation will be made upon final gain or loss determination. The following is a breakdown of the purchase price adjustments made in the Artema acquisition:

       Restructuring:
          Building and other impairments..................... $1,052,000
          Inventory obsolescence.............................    648,000
          Loss on closure Copenhagen facility................    648,000
          Accounts receivable impairments....................    196,000
          Severance and other miscellaneous costs............    520,000
                                                              ----------
                                                               3,064,000
       Estimated future losses from MCS gas division.........  1,017,000
                                                              ----------
       Total estimated plant closure costs and losses........ $4,081,000
                                                              ==========

   The following is a breakdown of the MCS gas business net current liabilities and net long term assets held-for-sale at December 31,2001:

      Accounts receivables, net............................. $   511,000
      Inventories, net......................................     482,000
      Accounts payable and accrued expenses.................  (1,019,000)
                                                             -----------
      Net current liabilities held-for-sale................. $   (26,000)
                                                             ===========
      Property, plant, and equipment, net................... $   335,000
      Identifiable intangible assets of MCS gas business....   1,426,000
                                                             -----------
      Net non-current assets held-for-sale.................. $ 1,761,000
                                                             ===========

   As a part of this acquisition, the Company has an available line of credit with a Swedish bank that allows the Swedish and Danish subsidiaries to borrow up to approximated $1,000,000 each. As of December 31, 2001, $127,000 was drawn by the Swedish subsidiary and is included in net current liabilities held-for-sale.

                             CARDIAC SCIENCE, INC.

12.  Related Party Transaction

   In November 2001, the Company advanced its President and CEO $500,000. The principal amount plus interest of 6% is due and payable in November 2004. In the event that his employment is terminated, whether voluntarily or involuntarily, the principal and interest on this note shall become due and payable within 180 days from such termination of employment. The note is not collateralized and is included in other assets on the consolidated balance sheet.

13.  Notes Payable

   In July 1998, Cadent entered into an equipment loan agreement under which Cadent borrowed $300,199 to finance previously purchased property and equipment. The Company assumed the outstanding loan balance as part of the acquisition of Cadent. Borrowings under the loan are collateralized by the financed property and equipment with a net book value of $267,340. The loan is to be repaid over a 48-month period commencing on July 10, 1998 and bears interest at a rate of 9.8%. The balance of the loan was $45,174 and $127,986 at December 31, 2001 and 2000, respectively.

   Between 1983 and 1986, Artema entered into four mortgage agreements to borrow approximately $806,362 to finance the purchase of the manufacturing facilities in Aabybro, Denmark. The Company has assumed these outstanding loan balances as part of the acquisition of Artema. The borrowings under these mortgages are collaterized by the property and each bears interest at a rate of 7%. At December 31, 2001, the outstanding loan balance is $223,000.

14.  Commitments and Contingencies

  Capital Leases

   The Company leases office equipment under capital lease agreements which expire during fiscal 2005. Future minimum lease payments under these capital lease obligations for the years ending December 31 are as follows:

        2002.................................................. $269,856
        2003..................................................  241,813
        2004..................................................   43,845
        2005..................................................    3,271
                                                               --------
                                                                558,785
        Less: interest........................................  (75,100)
                                                               --------
                                                               $483,685
                                                               ========

  Operating Leases

   The Company leases office space and equipment under the terms of operating lease agreements. Total rent expense for the years ended December 31, 2001, 2000, and 1999 was $380,659, $302,814, and $91,676, respectively. The minimum lease payments under the terms of these lease agreements for the years ending December 31 are as follows:

       2002.................................................. $  676,881
       2003..................................................    661,602
       2004..................................................    649,900
       2005..................................................    198,124
       2006..................................................    192,500
                                                              ----------
                                                              $2,379,007
                                                              ==========

                             CARDIAC SCIENCE, INC.

15.  Income Taxes

   The Company's provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

   The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

                                            2001          2000         1999
                                        ------------  ------------  -----------
Property and equipment................. $     35,053  $     33,124  $     6,301
Capitalized costs......................      729,096      (962,370)    (227,375)
Accrued liabilities....................     (945,667)      (33,868)     (24,979)
Allowance for doubtful accounts........     (477,654)      (85,680)          --
Inventory reserve......................     (446,613)           --           --
Other reserves.........................     (616,039)           --           --
State income taxes.....................           --          (544)         272
Tax credit carry forwards..............   (1,755,564)     (753,312)    (125,861)
Stock options..........................     (160,155)     (308,312)     (79,010)
Restricted stock.......................      664,448      (664,448)          --
Other..................................           --       (53,342)          --
Net operating loss carry forwards......  (21,360,699)  (13,386,320)  (2,740,387)
                                        ------------  ------------  -----------
                                         (24,333,794)  (16,215,072)  (3,191,039)
Valuation allowance....................   24,333,794    16,215,072    3,191,039
                                        ------------  ------------  -----------
                                        $         --  $         --  $        --
                                        ============  ============  ===========

   The temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows:

                                                  2001          2000
                                              ------------  ------------
      Property and equipment................. $    (69,499) $    (34,446)
      Allowance for doubtful accounts........      563,334        85,680
      Capitalized costs......................      683,232     1,412,328
      Accrued liabilities....................    1,015,961        70,294
      Inventory reserves.....................      446,613            --
      Other reserves.........................      616,039            --
      State income taxes.....................        1,088         1,088
      Tax credit carry forwards..............    2,832,104     1,076,540
      Stock options..........................      547,477       387,322
      Restricted stock.......................           --       664,448
      Other..................................       53,342        53,342
      Net operating loss carry forwards......   41,231,547    19,870,848
                                              ------------  ------------
                                                47,921,238    23,587,444
      Valuation allowance....................  (47,921,238)  (23,587,444)
                                              ------------  ------------
                                              $         --  $         --
                                              ============  ============

                             CARDIAC SCIENCE, INC.

   In connection with the acquisition of Survivalink, the Company acquired deferred tax assets of approximately $15,519,000. A full valuation allowance has been applied to these deferred tax assets.

   The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

                                                   2001    2000    1999
                                                   -----   -----   -----
      Statutory regular federal income tax rate... (34.0%) (34.0%) (34.0%)
      Nondeductible expenses......................   2.4    15.0     0.1
      State income taxes..........................    --      --     0.1
      Tax credits.................................  (1.2)     --    (1.3)
      Change in valuation allowance...............  32.8    19.0    35.1
                                                   -----   -----   -----
                                                     0.0%    0.0%    0.0%
                                                   =====   =====   =====

   As of December 31, 2001, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $1,744,000 and $1,088,000 respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $105,888,000 and $59,157,000 of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2002, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

16.  Stock Options

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

   The 1997 Plan is administered by a Compensation Committee (the "Committee") which is comprised of three members appointed by the Company's Board of Directors. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1997 Plan the Committee determines is in the Company's best interest. In 2001, stockholders approved an amendment to the 1997 Plan to increase the number of shares of common stock up to a maximum of 8,800,000 shares. The 1997 Plan is subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

   The 1997 Plan incorporates the federal tax law requirements for incentive stock options. Among other such requirements, the per share exercise price of an incentive stock option granted under the 1997 Plan must not be less than 100% of the fair market value of a share of the common stock on the date of grant and the option may

                             CARDIAC SCIENCE, INC.

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

   Stock option activity under the Plan is summarized as follows:

                                                     Option Price Number of
                                                      Per Share    Shares
                                                     ------------ ---------
   Outstanding, December 31, 1998................... $1.88-$2.00    704,892
      Granted....................................... $2.00-$3.88    632,308
      Exercised.....................................          --         --
      Canceled...................................... $1.88-$2.00    (32,200)
                                                     -----------  ---------
   Outstanding, December 31, 1999................... $1.88-$3.88  1,305,000
      Granted....................................... $3.88-$6.00  1,884,033
      Exercised..................................... $1.88-$3.88   (118,955)
      Canceled...................................... $1.88-$5.75   (384,033)
                                                     -----------  ---------
   Outstanding, December 31, 2000................... $1.88-$6.00  2,686,045
      Granted....................................... $2.06-$3.00  6,674,900
      Exercised..................................... $1.88-$4.63   (325,492)
      Canceled...................................... $1.88-$6.00   (750,403)
                                                     -----------  ---------
   Outstanding, December 31, 2001................... $1.88-$6.00  8,285,050
                                                     ===========  =========

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                            Options   Contractual Exercise   Options   Exercise
 Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
 ------------------------ ----------- ----------- -------- ----------- --------
         $1.88-$2.00.....    660,388   80 months   $2.00      546,220   $2.00
         $2.06-$2.40.....  6,519,650  117 months   $2.13      100,584   $2.14
         $3.88-$4.63.....    607,195  100 months   $4.06      286,406   $4.05
         $5.00-$6.00.....    497,817  102 months   $5.70      232,876   $5.73
                           ---------  ----------   -----    ---------   -----
         $1.88-$6.00.....  8,285,050  112 months   $2.48    1,166,086   $3.26
                           =========                        =========

   At December 31, 2001, there were 70,503 shares reserved or available for issuance under the 1997 Plan. The weighted average remaining contractual life as of December 31, 2001 is approximately 112 months.

   For stock options granted in 2001, 2000, and 1999 to non-employees (consultants), the Company has recognized compensation cost of $373,844, $886,252, and $166,568, respectively, using a Black-Scholes option pricing model.

                             CARDIAC SCIENCE, INC.

  Pro forma Effect of Stock-Based Compensation

   In calculating Pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company's common stock for the years ended December 31, 2001, 2000, and 1999: risk free weighted average rate with a range of 4.1% to 6.85%; dividend yield of 0%; volatility of the expected market prices of the Company's common stock of 97.4%, 65.0%, and 67.0%, respectively; and expected life of the options of 4 years.

   For purpose of Pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's Pro forma information follows (in thousands, except per share information):

                                             Year Ended December 31,
                                           ---------------------------
                                             2001      2000     1999
                                           --------  --------  -------
        Pro forma net loss................ $(29,790) $(33,936) $(8,000)
        Pro forma net loss per share...... $  (0.89) $  (1.88) $ (0.88)

17.  Warrants

   Historically the Company has granted warrants in connection with fund raising activities and as consideration for certain services. Warrants to purchase 1,056,101 shares of common stock were outstanding and exercisable at December 31, 2001. A summary follows:

                              Number of   Per Share
          Grant Date          Warrants  Exercise Price Expiration Date
          ----------          --------- -------------- ---------------
          1992...............   156,101     $4.57           2002
          1994...............   500,000     $0.01           2004
          1997...............    75,000     $2.25           2007
          1999...............   325,000     $5.00           2002
                              ---------
          Total.............. 1,056,101
                              =========

18.  Distribution and License Agreement

   In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control ("MPC"), a subsidiary of Medtronic, Inc. ("Medtronic"). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. Subsequent to December 31, 2000, MPC provided the Company with notice that, among other things, that the acquisition of Survivalink (see Note 7), a significant competitor of MPC, places MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic's acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC's ability to continue its relationship with Cardiac Science. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement. The Company settled this dispute in February 2002 (see Note 19).

                             CARDIAC SCIENCE, INC.

19.  Subsequent Events (unaudited)

   The Company has entered into a settlement agreement and mutual release with MPC in February 2002. The terms of this settlement agreement provide that MPC will return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Additionally, the Company owed MPC $1,132,369 pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1,132,369 is part of the $25.8 million of senior secured promissory notes issued in the Survivalink merger. Pursuant to this settlement agreement, MPC has agreed to forgive and release payment of $832,369 of the amount owing under the promissory note to MPC. The financial statement impact of this favorable settlement agreement will be reflected in the Company's consolidated financial statements in the quarter ending March 31, 2002.

20.  Supplemental Cash Flow Disclosures:

                                                                                2001          2000        1999
                                                                            ------------  ------------  --------
Cash paid during the year for:
   Income taxes............................................................ $      2,500  $      1,600  $  1,600
   Interest................................................................       52,514        39,159    20,903
Supplemental schedule of non-cash investing and financing activities:......
   Costs of equity issuances paid with common stock........................      770,000     1,529,077   679,680
   Purchase of equipment with a capital lease..............................       73,352        84,016   109,820
   Costs of equity issuances not yet paid..................................       60,055       139,518   290,395
   Costs of equity issuances associated with fair value of warrants issued.           --            --   662,130
Acquisition of Cadent Medical Corporation:
   Fair value of non-cash tangible assets acquired.........................                    290,659
   Liabilities assumed and incurred........................................                   (624,310)
   Intangible assets.......................................................                  8,250,951
   Acquired in process research and development............................                 13,587,026
   Fair value of stock consideration.......................................                (21,714,000)
                                                                                          ------------
Cash acquired..............................................................               $   (209,674)
                                                                                          ------------
Acquisition of Survivalink Corporation
   Fair value of non-cash tangible assets acquired......................... $  4,382,399
   Liabilities assumed and incurred, net of senior notes payable...........   (8,493,501)
   Senior secured promissory notes.........................................  (27,300,000)
   Intangible assets.......................................................   82,440,594
   Cash consideration paid.................................................  (10,500,000)
   Fair value of stock consideration.......................................  (41,926,500)
                                                                            ------------
Cash acquired.............................................................. $ (1,397,008)
                                                                            ------------
Acquisition of Artema Medical AB
   Fair value of non-cash tangible assets acquired......................... $  8,483,000
   Liabilities assumed and incurred including minority interest of
     $883,229..............................................................  (12,565,526)
   Intangible assets.......................................................   18,786,999
   Cash consideration paid.................................................     (215,313)
   Fair value of stock consideration.......................................  (15,566,160)
                                                                            ------------
Cash acquired.............................................................. $ (1,077,000)
                                                                            ------------

                             CARDIAC SCIENCE, INC.

21.  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142. SFAS No. 141, Business Combinations is effective for all business combinations for which the date of acquisition is after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. Both SFAS Nos. 141 and 142 will be adopted by the Company on January 1, 2002 for business combinations that occurred prior to July 1, 2001. The Company is currently evaluating the impact of the adoption of SFAS Nos. 141 and 142 on its consolidated financial statements.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective and will be adopted January 1, 2002. The Company is currently evaluating the impact of adopt-ing SFAS No. 144 on its consolidated financial statements.

Financial Statement Schedule

                             CARDIAC SCIENCE, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 2001, 2000 and 1999

             Column A                                      Column B       Column C        Column D        Column E
             --------                                     ---------- ------------------- -----------     ----------
                                                          Balance at Charges to Charged                  Balance at
                                                          Beginning  Costs and  to Other                   End of
             Description                                  of Period   Expenses  Accounts Deductions        Period
             -----------                                  ---------- ---------- -------- -----------     ----------
Year ended December 31, 2001:
   Allowance for doubtful accounts.......................  $200,000  $  658,800   $ --   $        --      $858,800
   Reserve for excess and obsolete inventory.............  $ 53,484  $1,458,585   $ --   $(1,507,240)/1/  $  4,829
Year ended December 31, 2000:
   Allowance for doubtful accounts.......................  $     --  $  200,000   $ --   $        --      $200,000
   Reserve for excess and obsolete inventory.............  $     --  $   53,484   $ --   $        --      $ 53,484
Year ended December 31, 1999:
   Allowance for doubtful accounts.......................  $     --  $       --   $ --   $        --      $     --
   Reserve for excess and obsolete inventory.............  $     --  $       --   $ --   $        --      $     --

--------
/(1)/ Write-off of inventories

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this item is incorporated by reference from the information to be provided under the captions "Election of Directors," "Executive Officers of the Registrant," and "Other Matters" in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held in 2002 (the "Proxy Statement").

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1)  Index to Financial Statements

                                                                                                            Page
                                                                                                            ----
   Report of Independent Accountants.......................................................................  33
   Consolidated Balance Sheets at December 31, 2001 and 2000...............................................  34
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..............  35
   Consolidated Statements of Comprehensive Loss...........................................................  36
   Consolidated Statement of Stockholders' Equity (Deficit)................................................  37
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..............  39
   Notes to Consolidated Financial Statements..............................................................  40

   (a)(2)  Financial Statement Schedules


II.  Valuation and Qualifying Accounts
       Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the consolidated financial statements and notes thereto.

   (a)  Exhibits:

   None

   (b)  Reports on Form 8-K

   Form 8-K, filed December 14, 2001, related to the acquisition of Artema Medical AB.

   Form 8-K/A, filed October 25, 2001, related to Form 8-K, originally filed September 27, 2001, relating to the acquisition of Survivalink Corporation.

   Form 8-K, filed February 8, 2002, related to a settlement agreement between Cardiac Science and
     Medtronic Physio-Control Corp.

   Form 8-K, filed February 22, 2002, related to a press release Cardiac Science issued, discussing results for the fourth quarter and full year of 2001.

   (c)  Exhibits

Exhibit
  No.                                                Description
-------                                              -----------

 2.1    Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac
          Acquisition Corp., and Cadent Medical Corporation(19)

 2.2    Press Release, dated January 10, 2001, announcing tender offer to acquire outstanding shares of Artema
          Medical AB(20)

 2.3    Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc., Cardiac Science
          Acquisition Corp., and Survivalink Corporation(21)

 3.1    Certificate of Incorporation(1)

 3.2    Bylaws(1)

 4.1    Form of Common Stock Certificate(1)

 4.2    Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill,
          Fran Daniels and Medstone, Inc.(2)

 4.3    Form of Warrant Certificate held by various foreign investors(13)

10.1    1997 Stock Option/Stock Issuance Plan(3)

10.2*   Employment Agreement, dated December 31, 2000 between Cardiac Science and Raymond Cohen++

10.3    Employment Agreement, dated September 14, 1998 between Cardiac Science and Michael
          Gioffredi(4)++

10.4    Employment Agreement, dated July 1, 1998 between Cardiac Science and Dongping Lin(5)++

10.5    Employment Agreement, dated May 1, 1998 between Cardiac Science and Jeffery Blanton(6)++

10.6    Employment Agreement, dated May 1, 1998 between Cardiac Science and Brett L. Scott(7)++

10.7*   Employment Agreement, dated April 27, 2000 between Cardiac Science and Prabodh Mathur++

10.8*   Employment Agreement, dated November 15, 2000 between Cardiac Science and Guy Sohie++

10.9*   Employment Agreement, dated February 4, 2002 between Cardiac Science and Roderick de Greef++

10.10   Development and Manufacturing Agreement with Zevex, Inc. dated August 21, 1998(8)

10.11   Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc.
          (DBA Diagnostic Monitoring), and Biosensor Corporation, dated December 31, 1998(9)

10.12+  Distribution and License Agreement with Medtronic Physio-Control Corporation dated December 2,
          1998(10)

10.13   Addendum and Modification to the Distribution and License Agreement, dated the 2nd day of
          December, 1998 by and between Medtronic Physio-Control Corporation and Cardiac Science,
          Inc.(11)

10.14   Facility lease dated September 9, 1999 for 16931 Millikan Avenue, Irvine, CA(12)

10.15+  Data Critical Corporation Technology Integration and Distribution Letter Agreement dated March 17,
          2000(14)

10.16   Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D. and Thang-Quang Nguyen in favor of Cardiac Science, Inc.(17)

10.17   Patent Acquisition agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and
          Thang-Quang Nguyen together with Cardiac Science, Inc.(18)

21*     List of Subsidiaries

23*     Consent of Independent Accountants

99.1    Development and License Agreement with HeartSine Technologies, Inc. dated December 6, 1999(15)

99.2    HeartSine Technologies, Inc. Promissory Note and Security Agreement dated October 1, 1999(16)

--------
*   Filed herewith

(1) Incorporated by reference to Exhibits 3.1 and 3.2 to the Company's Application for Registration on Form 10 dated October 2, 1991.

(2) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1993.

(3) Incorporated by reference to the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders held on May 12, 1998.

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

(19) Incorporated by reference to Exhibit 7(c) to Form 8-K dated July 1, 2000.

(20) Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 23, 2001.

(21) Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 22, 2001.

+   Portions have been omitted pursuant to a request for confidential treatment

++ This exhibit is identified as a management contact or compensation plan or arrangement pursuant to item 14(a) of Form 10-K

                                  SIGNATURES

   IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CARDIAC SCIENCE, INC.



                                               By:     /s/  RAYMOND W. COHEN
                                                   -----------------------------
                                                         Raymond W. Cohen
                                                    President & Chief Executive
                                                              Officer


                                               By:    /s/  RODERICK DE GREEF
                                                   -----------------------------
                                                         Roderick de Greef
                                                     Chief Financial Officer &
                                                             Secretary
                                                     (Principal Financial and
                                                        Accounting Officer)

Date: April 1, 2002

   IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                       Title                 Date
          ---------                       -----                 ----

    /s/  RAYMOND W. COHEN               Director            April 1, 2002
-----------------------------
      Raymond W. Cohen

      /s/  PAUL QUADROS                 Director            April 1, 2002
-----------------------------
        Paul Quadros

      /s/  PETER CROSBY                 Director            April 1, 2002
-----------------------------
        Peter Crosby

      /s/  HOWARD EVERS                 Director            April 1, 2002
-----------------------------
        Howard Evers

      /s/  BRIAN DOVEY                  Director            April 1, 2002
-----------------------------
         Brian Dovey

    /s/  ROBERT CARPENTER               Director            April 1, 2002
-----------------------------
      Robert Carpenter

      /s/  ERICH SAGER                  Director            April 1, 2002
-----------------------------
         Erich Sager