Form 10-K/A
period 2001-12-31
CARDIAC SCIENCE INC
filed 2002-04-30
CIK 876188

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                 Amendment #1

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

                               -----------------
   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $161,816,842 as of April 29, 2002 based on the closing price of the Common Stock on the NASDAQ National Market System on April 29, 2002. Shares held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 67,190,394 shares of the registrant's Common Stock outstanding as of April 29, 2002.

================================================================================

                               TABLE OF CONTENTS

                                                                            Page
                             Item Number and Caption                       Number
                             -----------------------                       ------

                                     PART I
Item 1.  Description of Business..........................................    3
Item 2.  Description of Property..........................................   22
Item 3.  Legal Proceedings................................................   22
Item 4.  Submission of Matters to a Vote of Security Holders..............   22

                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.........   23
Item 6.  Selected Financial Data..........................................   24
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   25
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......   32
Item 8.  Financial Statements and Supplementary Data......................   32
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   60

                                    PART III
Item 10. Directors and Executive Officers.................................   60
Item 11. Executive Compensation...........................................   63
Item 12. Security Ownership of Certain Beneficial Owners and Management...   67
Item 13. Certain Relationships and Related Transactions...................   68
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   70

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

  Property, plant and equipment

   Property, plant and equipment is carried at cost. Depreciation is provided on the straight-line method over estimated useful lives of one to five years for property and equipment and 30 years for the building. Repairs and

                             CARDIAC SCIENCE, INC.

maintenance are expensed as incurred while renewals or betterments are capitalized. Upon the sale or retirement of property, plant and equipment, the accounts are relieved of the cost and related accumulated depreciation and any resulting gain or loss is included in operations.

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

                             CARDIAC SCIENCE, INC.

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

                             CARDIAC SCIENCE, INC.

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

                             CARDIAC SCIENCE, INC.

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

--------
/(1)/ Write-off of inventories

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 26, 2002:

Name                Position                                                         Age
----                --------                                                         ---
Howard L. Evers.... Chairman of the Board                                            53
Raymond W. Cohen... President, Chief Executive Officer and Director                  43
Roderick de Greef.. Chief Financial Officer and Secretary                            41
Michael Gioffredi.. Vice President of Sales and Marketing                            50
Kenneth F. Olson... Chief Technical Officer                                          40
Dongping Lin, Ph.D. Chief Software Architect and Chief Intellectual Property Officer 43
Prabodh Mathur..... Chief Product Development Officer                                42
Guy Sohie, Ph.D.... Senior Vice President of Operations                              45
Paul Quadros....... Director                                                         55
Peter Crosby....... Director                                                         49
Robert Carpenter... Director                                                         56
Brian Dovey........ Director                                                         60
Erich Sager........ Director                                                         43

   Howard L. Evers has served as the Chairman of the Company's Board of Directors since April 2001 and a member of the Company's Board of Directors since March 1998. Prior, Mr. Evers served as President, Chief Executive Officer and Chairman of the Board of Diagnostics On Call, a mobile X-ray and EKG services provider to the long-term care and home health care markets. From 1992 to 1995, he was the Chief Executive Officer and Chairman of the Board of PSI, a medical supply distribution company servicing the physician office market. From 1988 to 1992, Mr. Evers was the Chief Executive Officer and Chairman of the Board of Lake Industries, an environmental services company. From 1973 to 1988, Mr. Evers was President and Chief Executive Officer of Tru Green Corporation, a lawn, tree and shrub care and pest control company sold to Waste Management Inc. in 1987.

   Raymond W. Cohen has served as the Company's President, Chief Executive Officer, and as a member of the Board of Directors since January 1997. Prior to 1997, Mr. Cohen was President of Diagnostic Monitoring, a privately held manufacturer and international distributor of non-invasive cardiac monitoring devices which was acquired by Cardiac Science in 1997. From 1988 to 1990, Mr. Cohen was President of BioAnalogics, Inc., a publicly held development-stage medical company. From 1982 to 1988, Mr. Cohen was Vice President, Sales and Marketing for Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California, where he was instrumental in the company being ranked in Inc. Magazine's list of Fastest Growing Small Public Companies from 1986 through 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

   Roderick de Greef has served as the Company's Executive Vice President, Chief Financial Officer and Secretary since March 2001. From 1995 to 2001, Mr. de Greef has provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing the Company's equity capital beginning in 1997, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc. From 1983 to 1986, Mr. de Greef held financial analysis positions with W.R. Grace and Co., and Santa Fe Minerals, Inc., in Dallas, Texas. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.B.A. from the University of Oregon.

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

   Kenneth F. Olson has served as the Company's Chief Technical Officer since the Company's merger with Survivalink in September 2001. Mr. Olson previously held the position of Vice President of Research and Development for Survivalink Corporation from August 1995 after holding the position of Director of Engineering from January 1993 to July 1995. From June 1992 to December 1992, Mr. Olson was senior design engineer for Ancor Communications, a high-speed communications switching company. From June 1990 to June 1992, Mr. Olson was Senior Design Engineer for Network Systems Corporation, a computer network design company. Mr. Olson holds a Master of Business Administration degree and a Bachelor's degree in Electrical Engineering, both from the University of Minnesota.

   Dongping Lin, Ph.D., has served as the Company's Chief Software Architect and Intellectual Property Officer in November 2000. Dr. Lin held the position of Chief Technical Officer from July, 1998 to November 2000. Dr. Lin held the position of Director of Software Engineering from January 1997 until July 1998. Dr. Lin joined the Company as Software Development Manager in January 1993. From 1988 to 1993, Dr. Lin held senior software engineering positions at Del Mar Avionics located in Irvine, Calif. Dr. Lin received his B.S. in Electrical Engineering from Beijing Normal University in Beijing, China. Dr. Lin received an M.S.E. in Computer Engineering and Ph.D. in Electrical Engineering and Computer Science from the University of Michigan. Dr. Lin is recognized as an expert in the field of computer arrhythmia analysis and real-time ventricular tachyarrhythmia detection.

   Prabodh Mathur has served as the Company's Chief Product Development Officer since November 2000. Mr. Mathur held the position of Vice President of Research & Development from May 2000, and from the Company's formation in 1991 through January 1997. Between 1997 and April 2000, Mr. Mathur was the Vice President of Engineering at Medstone International Inc., a manufacturer of shockwave lithotripters used in the treatment of kidney stones. Between 1986 and 1991, Mr. Mathur held various positions in the engineering department of Medstone, where he was initially responsible for software development, and finally, for all product development activities as head of the department. From 1983 to 1986, Mr. Mathur was a senior research engineer for Amada Laser Systems, Inc., a subsidiary of Amada, Japan, where he was responsible for integrating lasers and robots for material processing applications. Mr. Mathur earned an MS degree in Mechanical Engineering from the University of Missouri in 1983 and a BS degree in Mechanical Engineering from the Indian Institute of Technology in 1981.

   Guy Sohie Ph.D., has served as the Company's Senior Vice President of Operations since November 2000. From 1997 to 2000, Dr. Sohie was the founder and principal consultant of his own consulting firm, Global Insite, where he advised high growth technology companies worldwide in streamlining new product development and introduction. From 1994 to 1997, he was manager of the Image Detection department with GE Medical Systems Europe, where he was responsible for development and introduction of new imaging system products for GE's medical X-Ray business. From 1989 through 1994, Guy held several positions with GE's Corporate R&D Center in Schenectady, New York, where he introduced new technology in products ranging from combat systems to medical ultrasound and communications systems. From 1988 to 1989 he served as engineer and project leader for Motorola's Digital Signal Processor division, and from 1985 to 1988, he was assistant professor of Electrical and Computer Engineering at Arizona State University. Guy holds a Ph.D. from the Pennsylvania State University and engineering degrees from the "Industriele Hogeschool" in Antwerp, Belgium, in Electrical Engineering.

   Paul D. Quadros has been a member of our Board of Directors since our formation in May 1991 and served as Chairman of the Board from 1999-2001. He is the Chairman of the Board of GenStar Therapeutics Corp. (AMEX : GNT), a biotechnology company dedicated to the development of advanced gene delivery technologies for the treatment of serious medical disorders. He served as Chief Executive Officer of GenStar through a milestone partnering collaboration with Baxter Healthcare Corporation in 1998. Prior to founding GenStar in 1995, Mr. Quadros was a general partner of Technology Funding, a venture capital management organization. During his tenure at Technology Funding, he was a member of the Commitments Committee from 1986 to 1994, serving as its Chairman from 1987 to 1990. From 1990 to 1994, Mr. Quadros was chairman of Technology Funding's Medical Investment Committee and was actively involved in managing Technology Funding's health care portfolio. Mr. Quadros is a Managing Partner of Tenex Greenhouse Ventures, LLC, a life science venture capital management organization. In addition to Cardiac Science and GenStar, he also serves on the Board of Directors of several privately owned companies. Mr. Quadros has a B.A. in Finance from California State University at Fullerton and an M.B.A. from The Anderson School at U.C.L.A.

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

   Brian H. Dovey, Director, has been a General Partner of Domain Associates since 1988. Since joining Domain, he has served as Chairman of Athena Neurosciences, Creative BioMolecules, and Univax Biologics. He has also served on the Board of Directors of British Biotech, Connetics, Geron, Nabi, ReSound Corp., Trimeris, and Vivus, as well as several private companies. In 1983, Mr. Dovey joined Rorer Group, Inc. (now Aventis). As President of Rorer from 1986 to 1988, he was the primary architect of that Fortune 500 company's strategic shift to pharmaceuticals that resulted in a doubling of annual sales to approximately $1 billion. Previously, Mr. Dovey was President of Survival Technology, Inc., a medical products company whose sales growth placed it in the top ten of the Inc. 100; he has also held management positions with Howmedica, Inc., Howmet Corporation, and New York Telephone. Mr. Dovey has served as both President and Chairman of the National Venture Capital Association and is on the Board of Trustees for the Coriell Institute and the University of Pennsylvania School of Nursing. He is currently listed in Marquis Who's Who and is a former Board Member of the Health Industry Manufacturers Association and the Non-Prescription Drug Manufacturers Association. Mr. Dovey has a B.A. from Colgate University and M.B.A.-Harvard Business School.

   There is no family relationship between any of the directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers, and any persons holding more than ten percent of the Company's common stock to file reports of their initial ownership of the common stock and any subsequent changes in that ownership with the Securities and Exchange Commission. Specific filing deadlines of these reports have been established, and the Company is required to disclose any failure to meet such deadlines during the year ended December 31, 2001. Based solely on a review of such reports furnished to the Company, the Company believes all of these filing requirements have been satisfied.

ITEM 11.   EXECUTIVE COMPENSATION.

   The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and to the Company's four most compensated executive officers, other than the Chief Executive Officer, who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2001 (collectively the "Named Executive Officers").

                          Summary Compensation Table

                                                                         Long Term Compensation
                                                                    ---------------------------------
                                       Annual Compensation                 Awards           Payouts
                               -------------------------------      --------------------- -----------
                                                      Other                    Securities                All
                                                      Annual        Restricted Underlying               Other
        Name and                                     Compen-          Stock     Options/     LTIP      Compen-
   Principal Position     Year Salary ($) Bonus ($) sation ($)      Awards ($)    SARs    Payouts ($) sation ($)
   ------------------     ---- ---------- --------- ----------      ---------- ---------- ----------- ----------
Raymond W. Cohen          2001    236,000   150,000      5,175/(4)/         --  1,600,000          --     17,000/(1)/
  Chief Executive Officer 2000    190,000    70,000         --              --    150,000          --     12,000/(1)/
  and President           1999    189,626    40,000         --              --    100,000          --      9,750/(1)/

Michael Gioffredi         2001    255,711    25,000         --              --    100,000          --         --
  Vice President of       2000    179,628    20,000         --              --         --          --     10,634/(2)/
  Sales and Marketing     1999    108,110        --         --              --     50,000          --      2,885/(3)/

Roderick de Greef         2001    205,000        --         --              --    600,000          --         --
  Chief Financial Officer 2000         --        --         --              --     99,416          --         --
  and Secretary           1999         --        --         --              --         --          --         --

Dongping Lin              2001    205,000        --         --              --     65,000          --         --
  Chief Software          2000    175,000        --         --              --    204,505          --         --
  Architect and Chief     1999    125,013        --         --              --    105,724          --         --
  Intellectual Property
  Officer

Guy Sohie                 2001    203,500    18,500         --              --    160,000          --     33,908/(3)/
  Senior Vice President   2000         --        --         --              --         --          --         --
  of Operations           1999         --        --         --              --         --          --         --

(1) Annual automobile allowance.
(2) Reimbursement for relocation expenses.
(3) Consulting services.
(4) Life insurance premium

                             Option Grants In 2001

   The following table provides information related to options granted to each of the Named Executive Officers during the year ended December 31, 2001:





                               Individual Grants                 Potential Realizable
                  --------------------------------------------     Value at Assumed
                    No. of        % of                           Annual Rate of Stock
                  securities  Total Options Exercise            Price Appreciation for
                  Underlying   Granted to   or Base                  Option Term
                   Options/   Employees in   Price   Expiration ----------------------
                  SARs #/(1)/  Fiscal Year   ($/Sh)     Date        5%         10%
                  ----------  ------------- -------- ---------- ---------- -----------
Raymond W. Cohen. 1,600,000       23.97%     $2.06    9/21/11   $8,149,262 $14,700,158
Michael Gioffredi   100,000        1.50%     $2.06    9/21/11   $  509,329 $   918,760
Dongping Lin.....    65,000        0.97%     $2.06    9/21/11   $  331,064 $   597,194
Roderick de Greef   600,000        8.99%     $2.06    9/21/11   $3,055,973 $ 5,512,559
Guy Sohie........   160,000        2.40%     $2.06    9/21/11   $  814,926 $ 1,470,016

--------
/(1)/ Represents shares of common stock underlying stock options. Such options are exercisable 25% per year commencing in September 2002.

        Aggregated Option Exercises In 2001 and Year-End Option Values

   The following table sets forth certain information as of December 31, 2001 regarding options held by the Named Executive Officers.

                                            Number of Securities      Value of Unexercised
                    Shares                 Underlying Unexercised     In-The-Money Options
                  Acquired on    Value       Options at Year-End      at Year-End ($)/(1)/
Name              Exercise(#) Realized($) Exercisable/Unexercisable Exercisable/Unexercisable
----              ----------- ----------- ------------------------- -------------------------
Raymond W. Cohen.     --          --          173,958/1,726,042        $307,447/$3,951,553
Michael Gioffredi     --          --           71,875/  128,125        $176,094/$  307,906
Dongping Lin.....     --          --          248,771/  250,708        $374,325/$  213,613
Roderick de Greef     --          --          190,000/  524,416        $228,646/$1,253,354
Guy Sohie........     --          --                0/  160,000        $      0/$  382,400

--------
/(1)/ The closing bid price of the common stock on December 31, 2001 was $4.45.
      Value is calculated on the difference between the exercise price of in-the-money options and $4.45, multiplied by the number of shares of common stock underlying the option.

Employment Agreements

   The Company is a party to at-will employment agreements with Raymond W. Cohen, Michael Gioffredi, Dongping Lin, Roderick de Greef and Guy Sohie. Each agreement automatically renews annually unless the Company or the employee shall give the other written notice of termination. The agreements provide for a base salary, plus such bonuses and stock options based on incentive plans approved by the Board of Directors. Each agreement contains a non-competition covenant, and Mr. Cohen's agreement provides that he shall receive a car allowance of $17,000 per annum. The agreements also provide that in the event of an involuntary termination or change of control:

  . each employee shall receive his base salary and health insurance benefits for twelve months (twenty-four months for Mr. Cohen) following the event as well as his pro rata portion of his target bonus; and

  . any unvested stock option or shares of restricted stock held on the date of event shall continue to vest over the twelve-month period (twenty-four months for Mr. Cohen).

          Compensation Committee Interlocks and Insider Participation

   The current members of the Compensation Committee of the Board of Directors are Paul Quadros, Howard Evers, Brian Dovey and Raymond Cohen. Compensation decisions regarding Mr. Cohen are made by the non-employee directors of the Compensation Committee. No interlocking relationship exists between any member of the Board of Directors or the Compensation Committee and any member of the board of directors or compensation committee of any other company.

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

            Compensation Committee Report on Executive Compensation

   This report, prepared by the Compensation Committee, addresses the Company's executive compensation policies and the basis on which 2001 executive officer compensation determinations were made. The Compensation Committee designs and approves all components of the executive pay.

   During 2001, the Compensation Committee members were Messrs. Cohen, Quadros, Evers and Dovey. Mr. Cohen recused himself from any compensation discussions and or decisions with respect to his compensation.

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

Salary

   Base salaries are reviewed annually. It is the Compensation Committee's intention to pay market based salary and provide a significant equity ownership opportunity to create incentives for the Company's executive officers to maximize the Company's growth and success while increasing stockholders' value over the long term. Changes in base salary from year to year depend upon such factors as individual performance, cost of living changes and the economic and business conditions affecting the Company.

Bonus

   Executive bonuses are determined in accordance with achievement of the Company's goals for the most recent fiscal year. The amounts are intended to reward management for achieving certain milestones set out at the beginning of the fiscal year. The cash bonus for the Chief Executive Officer is also influenced by his ability to execute strategic plans determined by the Board of Directors, including merger and acquisition programs.

Stock Options

   As noted above, stock options are an important component of total executive compensation. Stock options are considered long-term incentives that link the long-term interests of management with those of the Company's stockholders. Stock options that the Compensation Committee has granted to executive employees generally vest over a four year period from the date of grant at the rate of 25% per fiscal year, commencing at the end of the year in which they are granted. The Compensation Committee has absolute discretion to determine the recipients and the number of options to be awarded. Each award is at the Committee's discretion and is not subject to any specific formula or criteria. The Compensation Committee generally awards options on an annual basis. The number of shares for which options were granted to executive officers in fiscal 2001 was determined by the Compensation Committee based upon several factors, including the executive's position, his or her past and future expected performance, the comparative data described above, and the number of shares under options previously granted. These factors were evaluated in a qualitative manner and were not assigned predetermined weights.

    Compensation of Raymond W. Cohen, President and Chief Executive Officer

   During 2001, the compensation of Mr. Cohen was determined by applying the same criteria discussed in this report used to determine salaries, bonuses and stock option grants for all executive officers. Mr. Cohen's compensation for 2001 is set forth in the Summary Compensation Table appearing on page 63.

                                          Compensation Committee

                                          Paul Quadros
                                          Brian Dovey
                                          Howard Evers
                                          Raymond Cohen

               Comparison of Cumulative Total Stockholder Return

   The following chart provides an annual comparison, from December 31, 1996 of the cumulative total shareholder return (assuming reinvestment of any dividends) among the Company, the Russell 2000 Index and the Hambrecht & Quist ("H&Q") Healthcare (Excluding Biotechnology) Index, an industry index of 43 healthcare and medical technology companies. The Russell 2000 Index covers a broad cross-section of public companies, many of which have relatively small market capitalizations. The historical information set forth below is not necessarily indicative of future performance.

        COMPARES 5-YEAR CUMULATIVE TOTAL RETURN AMONG CARDIAC SCIENCE,
              RUSSELL 2000 INDEX AND H&Q HEALTHCARE, EXC. BIOTECH
                    ASSUMES $100 INVESTED ON DEC. 31, 1996
         ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2001

             Measurement Period    CARDIAC  RUSSELL   HEALTHCARE EXC.
            (Fiscal Year Covered)  SCIENCE 2000 INDEX     BIOTECH
            ---------------------  ------- ---------- ---------------
           Measurement Pt-12/31/96 $100.00  $100.00       $100.00
           FYE 12/31/97........... $ 62.50  $120.52       $101.15
           FYE 12/31/98........... $100.00  $116.37       $153.78
           FYE 12/31/99........... $237.50  $139.20       $328.39
           FYE 12/31/00........... $212.50  $133.35       $353.05
           FYE 12/31/01........... $222.50  $134.72       $293.64

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of April 26, 2002 regarding beneficial ownership of the Company's common stock by:

  . each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

  .  each Director of the Company;

  .  each Named Executive Officer of the Company; and

  .  all of the Company's current executive officers and directors as a group.

Name of Beneficial Owner                                              Number of Shares     Percent of
(Including address of 5% holders)                                  Beneficially Owned/(1)/ Class/(1)/
---------------------------------                                  ----------------------  ----------
Domain Partners...................................................        6,930,467/(14)/     10.3%
    1 Palmer Sq.
    Princeton, NJ 08542

Raymond W. Cohen..................................................          724,018/(2)/       1.1%

Paul D. Quadros...................................................          108,550/(3)/         *

Peter Crosby......................................................           50,625/(4)/         *

Howard L. Evers...................................................           97,775/(5)/         *

Kenneth F. Olson..................................................          205,275              *

Robert Carpenter..................................................          166,421/(6)/         *

Brian Dovey.......................................................        6,936,405/(7)/      10.3%

Erich Sager.......................................................        3,111,111/(8)/       4.6%

Dongping Lin......................................................          280,036/(9)/         *

Roderick de Greef.................................................          519,811/(10)/      0.8%

Michael Gioffredi.................................................           53,125/(11)/        *

Prabodh Mathur....................................................          102,420/(12)/        *

Guy Sohie.........................................................              350              *

All executive officers and directors as a group (Thirteen persons)       12,355,922/(13)/     18.4%

--------
  * Less than 1%.
 /(1)/ Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
 /(2)/ Includes 189,583 shares issuable upon exercise of outstanding vested options.
 /(3)/ Includes 56,979 shares issuable upon exercise of outstanding vested options.
 /(4)/ Includes 13,125 shares issuable upon exercise of outstanding vested options.
 /(5)/ Includes 40,625 shares issuable upon exercise of outstanding vested options.
 /(6)/ Includes 5,938 shares issuable upon exercise of outstanding vested options.
 /(7)/ Includes 6,930,467 shares owned by Domain Partners and listed elsewhere in this table. Mr. Dovey is an affiliate of Domain Partners and may be deemed to beneficially own such shares. Mr Dovey disclaims beneficial ownership of such shares. Also includes 5,938 shares issuable upon exercise of outstanding vested options.
 /(8)/ Includes 3,111,111 shares for Equity4Life, a biotechnology fund for which Mr. Sager is an affiliate and may be deemed to beneficially own such shares.
 /(9)/ Includes 270,036 shares issuable upon exercise of outstanding vested options.
/(10)/ Includes 190,000 shares issuable upon exercise of outstanding vested options.
/(11)/ Includes 53,125 shares issuable upon exercise of outstanding vested options.
/(12)/ Includes 33,670 shares issuable upon exercise of outstanding warrants and 68,750 shares issuable upon exercise of outstanding vested options. /(13)/ Includes 33,670 shares issuable upon exercise of warrants and 927,769 shares issuable upon exercise of outstanding vested options.
/(14)/ Individuals having investment power over Domain Partners are
       (i) James C. Blair, General Partner and Managing Member;
      (ii) Brian H. Dovey, General Partner and Managing Member;
     (iii) Jesse I. Treu, General Partner and Managing Member;
      (iv) Kathleen K. Schoemaker, General Partner and Managing Member;
       (v) Richard S. Schneider, General Partner; and
      (vi) Arthur J. Klausner, Managing Member.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                                               CARDIAC SCIENCE, INC.

                                               By:    /s/  RODERICK DE GREEF
                                                   -----------------------------
                                                         Roderick de Greef
                                                      Chief Financial Officer

Date: April 30, 2002

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

21*     List of Subsidiaries

23*     Consent of Independent Accountants

99.1    Development and License Agreement with HeartSine Technologies, Inc. dated December 6, 1999(15)

99.2    HeartSine Technologies, Inc. Promissory Note and Security Agreement dated October 1, 1999(16)

--------
  * Filed herewith

 (1) Incorporated by reference to Exhibits 3 to the Company's filing on Form 10-Q for the quarterly period ended September 30, 2001, and 3.2 to the Company's Application for Registration on Form 10 dated October 2, 1991.

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

Date: April 30, 2002

   IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  RAYMOND W. COHEN               Director            April 30, 2002
-----------------------------
      Raymond W. Cohen

      /s/  PAUL QUADROS                 Director            April 30, 2002
-----------------------------
        Paul Quadros

      /s/  PETER CROSBY                 Director            April 30, 2002
-----------------------------
        Peter Crosby

      /s/  HOWARD EVERS                 Director            April 30, 2002
-----------------------------
        Howard Evers

      /s/  BRIAN DOVEY                  Director            April 30, 2002
-----------------------------
         Brian Dovey

    /s/  ROBERT CARPENTER               Director            April 30, 2002
-----------------------------
      Robert Carpenter

      /s/  ERICH SAGER                  Director            April 30, 2002
-----------------------------
         Erich Sager