Form 10-Q
period 2002-03-31
CARDIAC SCIENCE INC
filed 2002-05-15
CIK 876188

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-19567

CARDIAC SCIENCE, INC.
(Exact name of Small Business Issuer as specified in its charter)

DELAWARE	33-0465681
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16931 Millikan Avenue, Irvine, California 92606
(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 587-0357

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of the Common Stock of the registrant outstanding as of May 11, 2002 was 67,190,394 .

CARDIAC SCIENCE, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,932.1	$15,829.5
Accounts receivable, net of allowance for doubtful accounts of $775.3 at March 31, 2002 and $858.8 at December 31, 2001	7,772.3	8,457.9
Inventories	5,880.4	3,479.9
Prepaid expenses	747.7	344.5
Assets held-for-sale	2,747.0	2,754.0

Total current assets	27,079.5	30,865.8
Property and equipment, net of accumulated depreciation	5,711.0	5,787.6
Goodwill, net of accumulated amortization	95,304.5	95,304.5
Identifiable intangibles, net of accumulated amortization	10,286.9	10,790.7
Other assets	2,683.9	2,720.4

	$141,065.8	$145,469.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,501.3	$6,646.9
Accrued expenses and other current liabilities	9,628.0	10,539.8
Liabilities held-for-sale	1,172.0	1,019.0
Current portion of long term obligations	256.8	271.9

Total current liabilities	18,558.1	18,477.6

Senior notes payable	26,467.6	27,300.0
Other long term obligations	477.0	479.9

	26,944.6	27,779.9

Minority interest in subsidiary	850.9	867.2

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock—$.001 par value; 100,000,000 shares authorized, 67,190,394 and 67,158,531 shares, at March 31, 2002 and at December 31, 2001, respectively, issued and outstanding	67.2	67.2
Additional paid-in capital	176,197.3	176,297.8
Accumulated deficit	(81,552.3)	(78,020.7)

Total stockholders’ equity	94,712.2	98,344.3

	$141,065.8	$145,469.0

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands, except share and per share data)
Net sales	$9,361.1	$1,757.8
Cost of goods sold	(4,909.9)	(1,617.3)

Gross profit	4,451.2	140.5

Operating expenses:
Research and development	1,552.9	2,150.1
Sales and marketing	3,613.8	1,519.9
General and administrative	2,453.9	1,536.1
Amortization of goodwill and other intangibles	501.8	330.8
Gain on settlement	(832.4)	—

Total operating expenses	7,290.0	5,536.9

Loss from operations	(2,838.8)	(5,396.4)
Interest income (expense), net	(659.1)	131.0

Loss from operations before provision for income taxes	(3,497.9)	(5,265.4)
Provision for income taxes	—	2.0

Loss before minority interest	(3,497.9)	(5,267.4)
Minority interest in loss of subsidiary	16.3	—

Net loss	$(3,481.6)	$(5,267.4)

Net loss per share (basic and diluted)	$(0.05)	$(0.21)

Weighted average number of shares used in the computation of net loss per share	67,188,166	24,738,941

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Net loss	$(3,481.6)	$(5,267.4)
Other comprehensive income (loss):
Unrealized loss on investments	—	(673.6)
Foreign currency translation adjustments	(50.0)	—

Comprehensive loss	$(3,531.6)	$(5,941.0)

The accompanying notes are an integral part of the financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,481.6)	$(5,267.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	476.1	143.2
Amortization of goodwill and other intangibles	501.8	330.8
Minority interest	(16.3)	—
Bad debt expense	73.7	—
Gain on settlement	(832.4)	—
Changes in operating assets and liabilities:
Accounts receivable	439.8	(852.3)
Inventories	(2,354.1)	262.3
Prepaid expenses	(403.2)	(41.4)
Other assets	36.5	(107.5)
Placement of Powerheart CRMs at customer locations	(26.7)	—
Accounts payable and accrued expenses	(57.4)	184.5
Net assets and liabilities held-for-sale	160.0	—

Net cash used in operating activities	(5,483.8)	(5,347.8)

Cash flows from investing activities:
Purchase of property and equipment	(245.1)	(308.5)
Advances to Inovise Medical, Inc.	—	(260.0)
Acquisition costs paid	—	(508.0)

Net cash used in investing activities	(245.1)	(1,076.5)

Cash flows from financing activities:
Payments on long term obligations	(18.0)	(31.3)
Proceeds from exercise of common stock warrants	—	375.0
Proceeds from exercise of common stock options	17.4	75.0
Costs of equity issuances	(117.9)	(33.8)

Net cash (used in) provided by financing activities	(118.5)	384.9

Effect of exchange rates on cash and cash equivalents	(50.0)	—

Net decrease in cash and cash equivalents	(5,897.4)	(6,039.4)
Cash and cash equivalents at beginning of period	15,829.5	13,537.0

Cash and cash equivalents at end of period	$9,932.1	$7,497.6

The accompanying notes are an integral part of the financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
(In thousands)

March 31, 2002

1.    Organization and Description of the Business

Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable public access defibrillators and a patented fully-automatic bedside defibrillator-monitor that continuously monitors hospitalized cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx ®”), which is combined with proprietary defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®”) and a unique semi-automatic, or automated defibrillator, (the Powerheart AED) for use in out of hospital settings. The Company’s Powerheart® Cardiac Rhythm Module™, Powerheart®-brand AEDs, Survivalink®-brand AEDs, along with Artema®-brand emergency defibrillators and patient monitoring products are marketed by its direct sales force in the United States and by international distributors around the world.

On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company for $10,500.0 in cash, $25,800.0 in senior secured promissory notes, and 18,150.0 shares of the Company’s common stock.

On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,151.0 shares of common stock plus approximately $215.0 in cash.

2.    Continued Existence

Additional capital is needed to fulfill the Company’s expansion, manufacturing, marketing, research and product development goals. From inception through March 31, 2002, the Company incurred losses of approximately $81.6 million. Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company’s development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company anticipates that its current cash balance will be sufficient to meet the Company’s cash requirements into the fourth quarter 2002. On March 26, 2003, $26,467.6 in senior notes payable relating to the Survivalink acquisition mature and are subject to an automatic extension for six months upon payment of an extension fee of five percent of the outstanding principal and interest due at the time of the extension. In this respect, the Company is currently pursuing additional debt and or equity financing. There can be no assurance that any such transactions will be available at terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to current stockholders or that the Company will have sufficient working capital to fund future operations. If the Company is not able to raise additional funds, it may be required to significantly curtail or cease its operating activities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.    Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2002 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2001 Annual Report on Form 10–K and subsequent amendment. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the full year.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to 2002 presentation.

4.    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following:

	March 31, 2002	December 31, 2001
Raw materials	$2,305.2	$1,351.1
Work in process	1,062.2	562.3
Finished goods	2,513.0	1,566.5

	$5,880.4	$3,479.9

During the three months ended March 31, 2002, the Company placed $26.7 of CRM units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five-year period.

5.     Segment reporting

Financial information is reported and evaluated by the Company’s chief operating decision makers, which are comprised of the Chief Executive Officer and senior executive officers of the Company.

Based on the evaluation of the Company’s financial information, management believes that the Company operates in four reportable segments, determined by the type of product. These segments include the sale of AEDs and related accessories, Powerheart disposable defibrillator electrodes, emergency defibrillators and monitors and Powerheart and related accessories.

In order to make operating, strategic and resource allocation decisions, the Company’s chief operating decision makers evaluate revenue performance across each reportable segment, both domestically and internationally. Net sales are attributable to the country in which the product is sold.

Based on the Company’s decision to dispose of a segment of the business acquired in the Artema acquisition, the net sales of the MCS gas division are not included herein.

The following is a breakdown of net sales by product line:

	Three Months Ended
	March 31, 2002	March 31, 2001
AEDs and related accessories	$7,149.8	$—
Powerheart electrodes	280.0	18.0
Powerheart and related accessories	11.9	1,004.1
Emergency defibrillators & monitors	1,919.4	735.7

	$9,361.1	$1,757.8

The following is a breakdown of net sales by geographic location:

	Three Months Ended
	March 31, 2002	March 31, 2001
United States	$6,025.3	$43.4
Foreign	3,335.8	1,714.4

	$9,361.1	$1,757.8

The following is a breakdown of the Company’s long-lived assets by geographic location:

	March 31, 2002	December 31, 2001
United States	$95,299.0	$95,758.2
Foreign	18,687.3	18,845.0

	$113,986.3	$114,603.2

6.    Business Combinations

Survivalink Corporation

On September 26, 2001, the Company acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators (“AEDs”). As consideration, the Company paid $10,500.0 in cash, issued $25,800.0 in senior secured promissory notes and tendered 18,150.0 shares of common stock to Survivalink shareholders. Of this total consideration, approximately $1,800.0 of the notes and 907.5 shares of the Company’s common stock are being held in escrow pursuant to an escrow agreement. The escrow amount is to protect the Company for claims regarding breach of representation or warranty by Survivalink. These funds will be released from escrow on September 26, 2002, providing that all claims, if any, have been resolved.

As part consideration for the acquisition of Survivalink, the Company issued senior notes payable to Survivalink shareholders in the principal amount of $25,800.0 with simple interest payable upon maturity at the rate of 10% per annum. The notes mature on March 26, 2003, and are subject to an automatic extension for six months upon payment of an extension fee of five percent of the outstanding principal and interest due at the time of the extension. In addition, the Company assumed $1,500.0 plus accrued interest of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders have agreed to convert the bridge notes into a senior note payable with terms and conditions similar to the notes issued as merger consideration.

The Company has entered into an agreement with Survivalink shareholders to establish a tax escrow fund to make loans to employees of Survivalink who owned options to purchase Survivalink common stock to help them meet their tax obligations arising from the exercise of their employee stock options. The Company has deposited $2,108.5 of cash into this fund as of March 31, 2002. This amount is included in other long-term assets in the Company’s Consolidated Balance Sheets. Each loan from the fund is documented by an individual tax note. The tax notes are collateralized by any amounts payable to the Survivalink employee under the senior notes payable issued to the employee as consideration in the acquisition of Survivalink. The tax escrow will terminate upon the earlier of (i) full repayment by the Company of the senior notes payable, or (ii) December 31, 2003.

Artema Medical AB

On November 30, 2001, the Company acquired a 94.7% ownership interest in Artema Medical AB (“Artema”), a Swedish based manufacturer of patient monitors and external defibrillator devices. As consideration, the Company paid approximately $215.0 in cash and issued 4,151.0 shares of common stock to Artema shareholders.

The following pro forma data summarizes the results of operations for the three months ended March 31, 2001 as if the Survivalink and Artema acquisitions had been completed on January 1, 2001. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets and interest on the senior notes payable.

Three Months Ended March 31, 2001
Net sales	$9,350.6
Net loss	$(8,429.3)
Pro forma net loss per share (basic and diluted)	$(0.16)
Pro forma weighted-averaged shares	52,289.6

The above pro forma calculations do not include goodwill amortization for the Survivalink and Artema acquisitions in accordance with SFAS No. 141.

7.    Artema Restructuring and Planned Sale of the MCS Gas Business

As part of the Artema acquisition, the Company has developed a plan to restructure the operations of the manufacturing facility in Denmark (“the plan”), which is anticipated to be completed in the summer of 2002. The Company plans to close the manufacturing facility in Northern Denmark and move out of the current facility in Copenhagen. The manufacturing of certain products will be moved to different Company facilities, contracted to certain manufacturers or discontinued. The Company has recorded certain purchase price adjustments in connection with the plan totaling $3,064.0. The plan includes plant and facility closure costs that are either contractually obligated or are incremental in nature, adjustments to fair market value for owned facilities to be disposed of based on market assessments, adjustments to fair value for raw materials that will not be converted into finished goods and certain severance related costs for employees in closed facilities that the Company is obligated to pay upon execution of the plan.

The Company identified the MCS gas division, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas division designs, develops and manufactures gas analyzers to be sold to patient monitoring OEM customers. The MCS gas division is a distinct and separate business unit and the sale is anticipated to be completed by summer 2002. The Company is accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas division be excluded from the consolidated operating results of the Company. The Company has estimated that the net loss of the MCS gas business from the acquisition date until disposition to be approximately $1,017.0 and has included this as a liability assumed in the acquisition and included it in the purchase price allocation. Accordingly, a net loss of $205.0 has been excluded for the period from acquisition through March 31, 2002. No adjustment for gain or loss on the ultimate disposition has been made. An adjustment to the purchase price allocation will be made upon final gain or loss upon disposition. The following is a breakdown of the purchase price adjustments made in the Artema acquisition:

	Original Adjustment	Balances at December 31, 2001	Cash Payments	Adjustments	Balances at March 31, 2002
Restructuring:
Building and other impairments	$1,052.0	$1,052.0	$—	$—	$1,052.0
Inventory obsolescence	648.0	648.0	—	—	648.0
Loss on closure Copenhagen facility	648.0	648.0	—	—	648.0
Accounts receivable impairments	196.0	196.0	—	—	196.0
Severance and other miscellaneous costs	520.0	520.0	(21.0)	—	499.0

	$3,064.0	$3,064.0	$(21.0)	$—	$3,043.0
Estimated future losses from MCS gas division	1,017.0	872.0	(60.0)	—	812.0

Total estimated plant closure costs and losses	$4,081.0	$3,936.0	$(81.0)	$—	$3,855.0

The following is a breakdown of the MCS gas business assets and liabilities held-for-sale at March 31, 2002:

Accounts receivable, net	$407.0
Inventories, net	429.0
Other assets	181.0
Property, plant, and equipment, net	304.0
Identifiable intangible assets of MCS gas business	1,426.0

Assets held-for-sale	$2,747.0

Accounts payable and accrued expenses	(1,172.0)

Liabilities held-for-sale	$(1,172.0)

As a part of this acquisition, the Company has an available line of credit with a Swedish bank that allows the Swedish and Danish subsidiaries to borrow up to approximately $1,000.0 each. As of March 31, 2002, $318.0 as drawn by the Swedish subsidiary and is included in liabilities held-for-sale.

8.    Distribution and License Agreement

In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control (“MPC”), a subsidiary of Medtronic, Inc. (“Medtronic”). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. In February 2001, MPC provided the Company with notice that, among other things, that the acquisition of Survivalink, a significant competitor of MPC, placed MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic’s acquisition of Physio-Control. MPC believes these restrictions, among other things, directly impact MPC’s ability to continue its relationship with Cardiac Science. MPC has stated that in light of such fact, it believes it to be in the best interests of the parties to terminate the agreement.

In February 2002, the Company settled this dispute by entering into a settlement agreement and mutual release with MPC. The terms of this settlement agreement provide that MPC will return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Separately, the Company owed MPC $1,132.4 pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1,132.4 is part of the $25.8 million of senior notes payable issued in the Survivalink merger. Pursuant to this settlement agreement, MPC has agreed to forgive and release payment of $832.4 of the amount owing under the promissory note to MPC. This $832.4 gain is reflected in operating income on the Company’s Statement of Operations for the three months ended March 31, 2002.

9.    Promissory Note and Security Agreement

In July 1999, the Company terminated its agreement to acquire HeartSine Technologies, Inc. During 1999, the Company advanced cash to HeartSine in the amount of $189.4. The Company obtained a promissory note and security agreement with regard to these advances. The principal amount plus interest at 10% was due and payable on December 31, 2001.

In prior periods, the Company wrote-off to research and development expense this $189.4, as the Company believed that this asset was permanently impaired and uncollectible. In February 2002, the Company received from HeartSine $235.6 which represented full repayment of the original promissory note plus accrued interest and late fees. The Company has included this recovery of $235.6 as an offset to research and development expense in the Statement of Operations for the three months ended March 31, 2002.

10.    Goodwill and Other Intangibles

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

The Company adopted these statements effective January 1, 2002 and determined that the identifiable intangible assets of customers base, developed technology, trade names and patents were appropriately valued and would continue to be amortized. In adopting SFAS No. 142, the Company discontinued amortizing goodwill associated with the acquisition of Cadent, which occurred in July of 2000. The net book value of the Cadent goodwill at January 1, 2002 was $5,435.0. The acquisitions of Survivalink and Artema, which occurred on September 26, 2001 and November 30, 2001, respectively, were accounted for using SFAS Nos. 141 and 142 at the time of acquisition and therefore no goodwill has been amortized. The Company has determined that they have a single reporting unit for the purpose of performing an annual impairment analysis of these assets. The Company had amortization expense for identifiable intangibles of $501.8 and $80.5 for the three months ended March 31, 2002 and 2001, respectively and amortization expense for goodwill $247.0 for the three months ended March 31, 2001.

11.    Recent Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other matters, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will be used to classify those gains and losses. The SFAS No. 145 is effective for financial statements issued on or about May 15, 2002. The Company anticipates that the effects of adopting this pronouncement will be immaterial.

Item	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND	RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein. All amounts are in thousands.

General

Sudden cardiac arrest (“SCA”) is the leading cause of death in the United States and Europe. According to the Centers for Disease Control and Prevention (the “CDC”) approximately 450,000 people die annually in the U.S. from sudden cardiac arrest. Of that number, approximately one-third die from SCA inside a hospital. For every minute that passes from the onset of sudden cardiac arrest, a person’s survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for patients suffering SCA in-hospital is about 15%—a rate that has not changed since the 1960’s. The survival rate for individuals suffering SCA outside the hospital is estimated at 5%. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

Our core technology platform consists of proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with proprietary defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®”) and a unique semi-automatic, or automated defibrillator, (the Powerheart AED) for use in out of hospital settings. The RHYTHMx technology allows our line of defibrillators to:

•	continuously monitor a patient’s heart rhythms,

•	instantly and accurately detect the onset of any life-threatening arrhythmias, and

•
in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product, advise the operator to deliver the therapy.

Our initial product, the Powerheart, was introduced into the United States in February 2000. This first generation product was replaced by our second-generation device, the Powerheart CRM, which received FDA clearance for market in February 2002, and began shipping in March 2002. The Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture. Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prophylactically attached to hospital patients and provide automatic defibrillation without human intervention. The Powerheart CRM is a compact, portable, fully automatic defibrillator, which utilizes a proprietary biphasic defibrillation waveform and is designed to work as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. Functionally, the Powerheart CRM is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing. We believe that the Powerheart CRM can create a new standard of care within the hospital and significantly increase the survival rate of patients suffering sudden cardiac arrest.

In September 2001, we acquired Survivalink Corporation, a Minneapolis, Minnesota based developer, manufacturer and marketer of semi-automatic or automated external defibrillators (“AED’s”) and related products. These devices are portable, emergency medical defibrillators intended for use by minimally trained rescuers in the treatment of SCA in a wide variety of settings outside the hospital. The Survivalink® AED is the only defibrillator with true one-button operation and pre-connected, interchangeable electrodes and has an exclusive RescueReady® self-testing feature that allows the operator to ensure that the battery, circuitry and electrodes are functioning properly. In February 2002, we received FDA clearance to market and began shipping the Powerheart AED, which integrated the RHYTHMx technology into the Survivalink AED, thereby creating the only AED designed for people exhibiting symptoms of cardiac arrest. We are currently marketing the original Survivalink AED and the new Powerheart AED.

In December 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer and manufacturer of standard hospital based emergency defibrillators and patient monitoring equipment, which have been marketed outside the U.S. In addition to immediately broadening our defibrillator product line and increasing our international distribution channel, we intend to integrate our RHYTHMx technology into certain Artema products.

We are currently developing the Personal Wearable Defibrillator®, (the “PWD”), a small wearable, fully automatic defibrillator designed to be worn by patients at temporary risk of SCA for a period of days or weeks, who are ambulatory within a hospital setting or home environment. We anticipate that the PWD will be released during the second half of 2003. In addition, we have ongoing development initiatives for the integration of our biphasic and RHYTHMx technology into the Artema defibrillator product line and cost of goods reduction opportunities.

We own 64 patents and have 8 patent applications pending relating to our core technology and to the technology originally developed by Survivalink. We intend to continue to file additional patent applications relating to our technology.

Our business strategy is bifurcated between our in-hospital Powerheart CRM product line and the out of hospital AED product line. The strategy for the hospital based Powerheart CRM is centered on rapidly building an installed base of devices in order to maximize the potential recurring revenue associated from sale of our proprietary, single use, disposable defibrillator electrodes. The Powerheart CRM is designed to utilize these defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our defibrillator electrodes feature proprietary “smart chip” technology, designed to ensure that only our electrodes will be used with the Powerheart CRM. In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 10 person direct sales force, supported by 6 clinical specialists. We offer the Powerheart CRM to hospitals on a “no-cap” program, which allows the customer to adopt the technology with no up front capital expenditure. We place Powerheart CRMs in a facility and, in exchange, enter into an agreement with the hospital to purchase a minimum number of our proprietary disposable electrodes. The Powerheart CRM is sold internationally through country specific distributors. We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers in order to more rapidly increase the adoption of our in-hospital technology.

Our AED business strategy is focused on gaining additional market share by increasing our direct and in-direct distribution channels, and by offering what we believe is the easiest to use and most technologically sophisticated AED on the market. We are currently marketing the Survivalink and Powerheart AEDs in the U.S. through a 45 person direct sales force and a number of market specific distributors. Since the acquisition of Survivalink in September 2001, we have tripled the size of our direct sales force and we intend to continue to increase the number of dedicated sales representatives throughout 2002. Internationally, we are selling our AEDs through geographic specific distributors in more than 40 countries, and anticipate entering into OEM relationships as well.

Results of Operations

Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

In the second quarter of 2001, we made a fundamental shift in the way we market the Powerheart CRM in the U.S. away from a capital equipment model, where sales of the Powerheart were made to a large distributor, to a recurring revenue business model. Under this model, we now market the Powerheart CRM to U.S. hospitals directly, and agree to place units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe this model will increase the rate of our adoption of our Powerheart CRM technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes. The acquisition of Survivalink has enabled us to enter the rapidly growing public access defibrillation market and has contributed significantly and positively to the results of our operations. According to the market analysis published by Frost & Sullivan in 2000, it is estimated that the worldwide market for AEDs will expand to over 250,000 units a year by 2006, accounting for over $650 million in annual revenue. We believe we currently hold approximately a 20% share of the AED market in the U.S.

Net sales for the quarter ended March 31, 2002 increased $7,603.3 or 433% to $9,361.1 as compared to $1,757.8 for the quarter ended March 31, 2001. The increase in sales in 2002 consisted primarily of $7,149.8 of AEDs and related accessories resulting from the acquisition of Survivalink and approximately $1,183.7 in emergency defibrillators and monitors resulting from the acquisition of Artema. Sales of Powerhearts decreased to $11.9 in the quarter ended March 31, 2002 compared to $1,004.1 for the comparable period in 2001. This decrease was a result of the transition from the old distribution model to our strategy of placing Powerheart CRM units at customer locations, retaining title to those units to encourage more widespread adoption of our core technology. In the quarter ended March 31, 2002, we began shipping the Powerheart CRM, the second generation Powerheart device. Sales from Powerheart disposable electrodes increased $262.0 to $280.0 for the quarter ended March 31, 2002 compared to $18.0 for the comparable period in 2001.

Cost of goods sold for the quarter ended March 31, 2002 were $4,909.9 as compared to $1,617.3 for the quarter ended March 31, 2001. Gross margins improved to 47.6% from 8.0% in the comparable period in 2001. The improvement was a result of a shift in the product mix to higher margin AEDs and accessories and proprietary disposable electrodes offset by sales of lower margin emergency defibrillator and monitoring equipment, compared to a product mix of less profitable Powerhearts in 2001.

Research and development expenses for the quarter ended March 31, 2002 decreased $597.2 or 27.8% to $1,552.9, as compared to $2,150.1 for the quarter ended March 31, 2001. This decrease is primarily a result of a reduction in consulting and industrial design cost of $422.7 due to the completion and launch of the Powerheart CRM in the first quarter of 2002, offset by $100.6 of incremental research and development costs associated with the acquisition of Artema. In addition, we recorded the recovery of a previously written off note receivable from Heartsine Technologies in the amount of $235.6 in the quarter ended March 31, 2002.

Sales and marketing expenses increased $2,093.9 or 137.8% to $3,613.8 for the quarter ended March 31, 2002 as compared to $1,519.9 for the quarter ended March 31, 2001. This increase is a direct result of the change from the prior distribution model for the Powerheart to a direct sales model, the development of the 45 person direct sales force for the AEDs and related products, and the continuing expansion of the international distribution network.

General and administrative expenses increased $917.8 or 59.7% to $2,453.9 for the quarter ended March 31, 2002 as compared to $1,536.1 for the quarter ended March 31, 2001. This increase was primarily a result of an increase in overall salaries and benefits of $415.3 due to an increase in headcount, an increase in overall insurance premiums of $151.3, higher depreciation expense of $146.4 and $204.8 of incremental general and administrative costs from the acquisition of Survivalink and Artema.

Amortization of goodwill and other intangibles increased $171.0 or 51.7% to $501.8 for the quarter ended March 31, 2002 from $330.8 for the quarter ended March 31, 2001. The increase is primarily a result of amortization of identifiable intangibles from the Survivalink and Artema acquisitions, which were completed on September 26, and November 30, 2001, respectively offset by the termination of the goodwill amortization beginning January 1, 2002 related to our acquisition of Cadent Medical due to the adoption of new accounting rules.

In the quarter ended March 31, 2002, we entered into a settlement agreement and mutual release with Medtronic Physio-Control (MPC). The terms of this settlement agreement provide that MPC will return to us, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Separately, we owed MPC $1,132.4 pursuant to a senior secured promissory note issued by us to MPC in the merger transaction between us and Survivalink. Pursuant to this settlement agreement, MPC has agreed to forgive and release payment of $832.4 of the amount owing under the promissory note to MPC. This $832.4 gain is reflected in operating income on our Statement of Operations for the three months ended March 31, 2002.

Interest income decreased $790.1 to interest expense of $659.1 for the quarter ended March 31, 2002 compared to interest income of $131.0 for the quarter ended March 31, 2001. The decrease was a result of interest expense from the senior notes payable issued in connection with the acquisition of Survivalink.

As a part of the acquisition of Artema, we developed a plan to dispose of certain acquired assets and restructure certain manufacturing and general operations of the business. The formulation of the plan began prior to the close of the transaction and was completed and finalized in December 2001. The plan includes the closure of the manufacturing facility, transferring or discontinuing the production of products and moving from certain office locations. We initially recorded certain estimated purchase price adjustments in connection with the plan totaling $3,064.0. Adjustments have been made to the fair value of owned buildings and other fixed assets, raw materials that will not be converted to finished goods, contractual or incremental facility costs and employee related severance costs related to involuntarily terminated employees upon facility closure. We anticipate the plan will be executed and completed by the summer of 2002. As of March 31, 2002, we have not made any modifications to the original purchase price adjustments.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents of $9,932.1 and working capital of $8,521.4 as compared to cash and cash equivalents of $15,829.5 and working capital of $12,388.2 at December 31, 2001. At March 31, 2002 our current days sales outstanding on accounts receivable is 74.7 days as compared to 72.1 days at December 31, 2001. From inception, our sources of funding for operations were derived from equity placements aggregating approximately $89 million. In 2001, we raised approximately $38 million in a series of private equity placements and through the exercise of outstanding options and warrants.

Additional capital is needed to fulfill our expansion, manufacturing, marketing, research and product development goals. From inception through March 31, 2002, we have incurred losses of approximately $81.6 million. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of our development program and its transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. We anticipate that our current cash balance will be sufficient to meet our cash requirements into the fourth quarter of 2002.

On March 26, 2003, $26,467.6 in senior secured promissory notes relating to the Survivalink acquisition mature and are subject to an automatic extension for six months upon payment of an extension fee of five percent of the outstanding principal and interest due at the time of the extension. In this respect, we are currently pursuing additional debt or equity financing. There can be no assurance that any such transaction will be available at terms acceptable to us, if at all, or that any financing transaction will not be dilutive to current stockholders or that we will have sufficient working capital to fund future operations. If we are not able to raise additional funds, we may be required to significantly curtail or cease our operating activities. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

We do not engage in any off-balance sheet financing activities, nor do we have any special purpose entities engaged in off-balance sheet financing activities.

Income Taxes

As of December 31, 2001, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $1,744.0 and $1,088.0 respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $105,888.0 and $59,157.0 of federal and state net operating loss carry forwards, which will begin to expire in 2006 and 2002, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.    Our exposure to market risk for changes in interest rates relates primarily to our line of credit held by our Swedish and Danish subsidiary. The interest rate on this line is variable and movements in interest rates may expose us to interest rate risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At March 31, 2002, we invested our available cash in money market securities of high credit quality financial institutions.

Foreign Currency Exchange Rate Risk.    The Company’s international sales of Artema-branded products, are made through the Company’s international distributors in foreign currencies, and thus may be adversely affected by fluctuations in currency exchange rates. Sales of U.S. based products are made through the Company’s international distributors in U.S. dollars. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for the Company’s products by increasing the price of the Company’s products in the currency of the countries in which the products are sold.

CARDIAC SCIENCE, INC.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On March 27, 2002 we filed a patent infringement suit against Zoll Medical Corporation. Our suit alleges that Zoll’s new automated external defibrillator sold under the name “AED Plus,” infringes our United States Patent numbers 5,579,919 and 6,125,299, entitled “Medical Electrode Packaging Technology,” and “AED With Force Sensor,” respectively. We are seeking an injunction prohibiting further manufacture, use, sale, or offer for sale of the product and an unspecified amount of damages.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits:

None

b)    Reports on Form 8-K:

Form 8-K, filed February 8, 2002 related to the Settlement Agreement and Mutual Release with Medtronic, Inc., and Medtronic Physio-Control.

Form 8-K filed February 27, 2002 related to the press release discussing results for the fourth Quarter 2001.

Form 8-K filed April 24, 2002 related to the press release discussing results for the first Quarter, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CARDIAC SCIENCE, INC.

Date: May 15, 2002	/s/ Roderick de Greef
Roderick de Greef (Authorized Officer and Principal Financial Officer)