Form 10-Q
period 2002-06-30
CARDIAC SCIENCE INC
filed 2002-08-14
CIK 876188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares of the Common Stock of the registrant outstanding as of August 13, 2002 was 67,295,151.

================================================================================

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

          Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001....................3

          Consolidated Condensed Statements of Operations for the three and six months ended
          June 30, 2002 and 2001.............................................................................4

          Consolidated Condensed Statements of Comprehensive Loss for the three and six months ended
          June 30, 2002 and 2001.............................................................................5

          Consolidated Condensed Statements of Cash Flows for the six months ended
          June 30, 2002 and 2001.............................................................................6

          Consolidated Condensed Notes to Financial Statements............................................7-13

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................................14-19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................20

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................21

Item 2.   Changes in Securities and Use of Proceeds.........................................................21

Item 3.   Defaults Upon Senior Securities...................................................................21

Item 4.   Submission of Matters to a Vote of Security Holders...............................................21

Item 5.   Other Information.................................................................................21

Item 6.   Exhibits and Reports on Form 8-K..................................................................21

Signatures   ...............................................................................................22

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                         In thousands, except share data

                                                                               June 30, 2002   December 31, 2001
                                                                               -------------   -----------------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 24,022.7        $ 15,829.5
   Accounts receivable, net of allowance for doubtful accounts of $777.7 at
      June 30, 2002 and $858.8 at December 31, 2001                                 9,588.3           8,457.9
   Inventories                                                                      7,736.7           3,479.9
   Prepaid expenses                                                                   583.4             344.5
   Assets held-for-sale                                                             3,072.0           2,754.0
                                                                                 ----------        ----------
      Total current assets                                                         45,003.1          30,865.8
                                                                                 ----------        ----------

Property and equipment, net of accumulated depreciation                             6,119.8           5,787.6
Goodwill                                                                           94,804.6          95,304.5
Identifiable intangibles, net of accumulated amortization                           9,743.0          10,790.7
Other assets                                                                        3,489.1           2,720.4
                                                                                 ----------        ----------
                                                                                 $159,159.6        $145,469.0
                                                                                 ==========        ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $  6,519.7        $  6,646.9
   Accrued expenses and other current liabilities                                   7,201.7          10,539.8
   Liabilities held-for-sale                                                        1,743.0           1,019.0
   Current portion of long term obligations                                           768.0             271.9
                                                                                 ----------        ----------
      Total current liabilities                                                    16,232.4          18,477.6
                                                                                 ----------        ----------

Senior notes payable                                                               38,582.6          27,300.0
Other long term obligations                                                           384.7             479.9
                                                                                 ----------        ----------
                                                                                   38,967.3          27,779.9
                                                                                 ----------        ----------

Minority interest in subsidiary                                                       856.8             867.2
                                                                                 ----------        ----------

Commitments and contingencies                                                            --                --

Stockholders' equity:
   Common stock - $.001 par value; 100,000,000 shares authorized, 67,272,651 and 67,158,531 shares, at June 30, 2002 and at December 31,
      2001, respectively, issued and outstanding                                       67.3              67.2
   Additional paid-in capital                                                     188,254.8         176,297.8
   Accumulated deficit                                                            (85,219.0)        (78,020.7)
                                                                                 ----------        ----------
Total stockholders' equity                                                        103,103.1          98,344.3
                                                                                 ----------        ----------
                                                                                 $159,159.6        $145,469.0
                                                                                 ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  In thousands, except share and per share data

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                            ----------------------------   -------------------------
                                                2002          2001            2002           2001
                                             -----------   -----------     -----------   -----------
Net sales                                    $  12,841.1   $     491.1     $  22,202.2   $   2,248.9
Cost of goods sold                               6,666.8         402.4        11,576.7       2,019.6
                                             -----------   -----------     -----------   -----------
Gross profit                                     6,174.3          88.7        10,625.5         229.3
                                             -----------   -----------     -----------   -----------

Operating expenses:
   Sales and marketing                           3,852.0       2,077.1         7,465.8       3,597.0
   Research and development                      1,617.3       2,451.5         3,170.2       4,601.7
   General and administrative                    3,073.9       1,682.1         5,527.8       3,218.2
   Amortization of goodwill and other
      intangibles                                  556.7         331.1         1,058.5         661.9
   Gain on settlement                                 --            --          (832.4)           --
                                             -----------   -----------     -----------   -----------
Total operating expenses                         9,099.9       6,541.8        16,389.9      12,078.8
                                             -----------   -----------     -----------   -----------

Loss from operations                            (2,925.6)     (6,453.1)       (5,764.4)    (11,849.5)

Interest income (expense), net                    (821.4)         40.8        (1,480.5)        171.9
Loss on sale of marketable securities                 --        (707.3)             --        (707.3)
                                             -----------   -----------     -----------   -----------

Loss from operations before
   provision  for income taxes                  (3,747.0)     (7,119.6)       (7,244.9)    (12,384.9)
                                             -----------   -----------     -----------   -----------
Provision for income taxes                            --            --              --           2.0
Loss before minority interest                   (3,747.0)     (7,119.6)       (7,244.9)    (12,386.9)
                                             -----------   -----------     -----------   -----------
Minority interest in loss (income) of
   subsidiary                                       (5.8)           --            10.5            --
                                             -----------   -----------     -----------   -----------
Net loss                                     $  (3,752.8)  $  (7,119.6)    $  (7,234.4)  $ (12,386.9)
                                             ===========   ===========     ===========   ===========

Net loss per share (basic and diluted)       $     (0.06)  $     (0.29)    $     (0.11)  $     (0.50)
                                             ===========   ===========     ===========   ===========

Weighted average number of shares used in
   the computation of net loss per share      67,206,578    24,813,429      67,197,423    24,775,155
                                             ===========   ===========     ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                              CARDIAC SCIENCE, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                  In thousands

                                     Three Months Ended June 30,   Six Months Ended June 30,
                                     ---------------------------   -------------------------
                                           2002        2001            2002        2001
                                        ---------   ---------       ---------   ----------
Net loss                                $(3,752.8)  $(7,119.6)      $(7,234.4)  $(12,386.9)
Other comprehensive income (loss):
   Foreign currency translation
      adjustments                            86.2          --            36.2           --
                                        ---------   ---------        --------   ----------
Comprehensive loss                      $(3,666.6)  $(7,119.6)      $(7,198.2)  $(12,386.9)
                                        =========   =========       =========   ==========

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS

                                                                        Six Months Ended
                                                                  June 30, 2002   June 30, 2001
                                                                  -------------   -------------
Cash flows from operating activities:
Net loss                                                           $ (7,234.4)     $(12,386.9)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                         972.2           306.8
   Amortization of goodwill and other intangibles                     1,058.5           661.9
   Loss on sale of marketable securities                                   --           707.3
   Provision for allowance for doubtful accounts                        239.0           150.0
   Gain on settlement                                                  (832.4)             --
   Amortization of debt discount and debt issuance costs                447.1              --
   Minority interest                                                    (10.5)             --
Changes in operating assets and liabilities:
   Accounts receivable                                               (1,717.9)       (1,276.5)
   Inventories                                                       (4,210.4)         (243.9)
   Prepaid expenses                                                    (238.9)          (67.3)
   Other assets                                                        (166.9)           44.2
   Placement of Powerheart CRMs at customer locations                  (449.4)         (580.3)
   Accounts payable and accrued expenses                             (3,000.9)          889.0
   Net assets and liabilities held-for-sale                             406.0              --
                                                                   ----------      ----------
Net cash used in operating activities                               (14,738.9)      (11,795.7)
                                                                   ----------      ----------

Cash flows from investing activities:
   Purchase of property and equipment                                  (528.1)         (672.9)
   Advances to Inovise Medical, Inc. and Survivalink                       --          (760.0)
   Refund of Survivalink shareholders tax escrow                      2,108.5              --
   Deferred acquisition costs                                              --          (584.6)
   Proceeds from sale of marketable securities                             --         3,792.6
                                                                   ----------      ----------
Net cash provided by investing activities                             1,580.4         1,775.1
                                                                   ----------      ----------

Cash flows from financing activities:
   Proceeds from capital lease refinancing                                 --            73.4
   Payments on capital leases                                           (92.3)          (26.7)
   Payments on loan payable                                             (18.0)          (40.2)
   Payment of Survivalink senior promissory notes                   (26,467.6)             --
   Payment of debt issuance costs                                    (2,760.3)             --
   Proceeds from Senior Notes Payable                                50,000.0              --
   Proceeds from line of credit                                         511.2              --
   Proceeds from exercise of common stock warrants                         --           375.0
   Proceeds from issuance of common stock                               243.0              --
   Proceeds from exercise of common stock options                        17.4           261.7
   Costs of equity issuances                                           (117.9)          (35.9)
                                                                   ----------      ----------
Net cash provided by financing activities                            21,315.5           607.3
                                                                   ----------      ----------

Effect of exchange rates on cash and cash equivalents                    36.2              --
                                                                   ----------      ----------

Net increase (decrease) in cash and cash equivalents                  8,193.2        (9,413.3)

Cash and cash equivalents at beginning of period                     15,829.5        13,537.0
                                                                   ----------      ----------
Cash and cash equivalents at end of period                         $ 24,022.7      $  4,123.7
                                                                   ==========      ==========

     The accompanying notes are an integral part of the financial statements

                              CARDIAC SCIENCE, INC.
              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

1.   Organization and Description of the Business

     Cardiac Science, Inc. (the "Company") was incorporated in May 1991 and develops, manufactures and markets automated portable public access defibrillators (AEDs), emergency defibrillators, vital signs monitors and the only FDA-cleared therapeutic patient monitor that instantly and automatically treats hospitalized cardiac patients who suffer life-threatening heart rhythms. The Company's core technology platform consists of a number of proprietary and patented technologies including: arrhythmia detection and discrimination software ("RHYTHMx(TM)"), biphasic defibrillation hardware and disposable defibrillation electrode pad technology. These technologies are the key components in the Company's commercial line of Powerheart(R)-brand defibrillation and monitoring products. The Company's Powerheart(R) Cardiac Rhythm Module(TM), Powerheart(R) AED, Survivalink(R) AED, along with Diascope(R) emergency defibrillators and patient monitoring products are marketed in the United States by its 55-person direct sales force and by international distributors in more than 50 countries around the world.

     On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company for $10.5 million in cash, $25.8 million in senior promissory notes, and 18,150,000 shares of the Company's common stock.

     On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,151,000 shares of common stock plus approximately $215,000 in cash.

2.   Continued Existence

     The Company anticipates that its current cash balance will be sufficient to meet the Company's operating cash requirements through 2003. From inception through June 30, 2002, the Company incurred losses of approximately $85.2 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investor loaned $50 million to the Company (note 8). The Company in turn repaid the $26,467,600 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.   Summary of Significant Accounting Policies

     In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2002 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 2001 Annual Report on Form 10-K and subsequent amendment. Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results for the full year.

4.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following (amounts in thousands):

                  June 30, 2002   December 31, 2001
                  -------------   -----------------
Raw materials       $2,498.4          $1,351.1
Work in process      1,622.9             562.3
Finished goods       3,615.4           1,566.5
                    --------          --------
                    $7,736.7          $3,479.9
                    ========          ========

     During the three and six months ended June 30, 2002, the Company placed $422,700 and $449,400 respectively, of Powerheart CRM units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five-year period.

5.   Segment reporting

     Financial information is reported and evaluated by the Company's Chief Executive Officer, Chief Financial Officer, and senior executive officers, who as a group make up the chief operating decision makers of the Company.

     Based on the evaluation of the Company's financial information, management believes that the Company operates in four reportable segments, determined by the type of product. These segments include the sale of AEDs and related accessories, Powerheart disposable defibrillator electrodes, Powerheart units and related accessories and emergency defibrillators and patient monitors. Currently, the Company's emergency defibrillators and patient monitors are sold only outside the U.S. In order to make operating, strategic and resource allocation decisions, the Company's chief operating decision makers evaluate revenue performance across each reportable segment, both domestically and internationally. Revenues are attributed to the country in which the product is sold.

     Based on the Company's decision to dispose of a segment of the business acquired in the Artema acquisition, the net sales of the Artema MCS gas division, located in Stockholm, Sweden, are not included herein.

The following is a breakdown of net sales by product line (amounts in thousands):

                                                 Three Months Ended              Six Months Ended
                                           -----------------------------   -----------------------------
                                           June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                           -------------   -------------   -------------   -------------
AEDs and related accessories                 $ 9,279.5        $   --         $16,430.2       $     --
Powerheart electrodes                            303.0         155.3             583.0          173.5
Powerheart units and related accessories          84.6         285.9              95.6        1,299.7
Emergency defibrillators & patient
  monitors                                     3,174.0          49.9           5,093.4          775.7
                                             ---------        ------         ---------       --------
                                             $12,841.1        $491.1         $22,202.2       $2,248.9
                                             =========        ======         =========       ========

The following is a breakdown of net sales by geographic location (amounts in thousands):

                      Three Months Ended               Six Months Ended
                -----------------------------   -----------------------------
                June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                -------------   -------------   -------------   -------------
United States     $ 8,079.0        $ 62.8         $14,111.0       $  146.5
International       4,762.1         428.3           8,091.2        2,102.4
                  ---------        ------         ---------       --------
                  $12,841.1        $491.1         $22,202.2       $2,248.9
                  =========        ======         =========       ========

The following is a breakdown of the Company's long-lived assets by geographic location (amounts in thousands):

                June 30, 2002   December 31, 2001
                -------------   -----------------
United States     $ 95,266.4        $ 95,758.2
International       18,890.1          18,845.0
                  ----------        ----------
                  $114,156.5        $114,603.2
                  ==========        ==========

6.   Business Combinations

Survivalink Corporation

     On September 26, 2001, the Company acquired Survivalink Corporation ("Survivalink"), a privately held Minneapolis-based manufacturer of automated public access defibrillators("AEDs"). As consideration, the Company paid $10.5 million in cash, issued $25.8 million in senior promissory notes and tendered 18,150,000 shares of common stock to Survivalink shareholders. Of this total consideration, approximately $1.8 million of the senior promissory notes and 907,500 shares of the Company's common stock are being held in escrow pursuant to an escrow agreement. The escrow amount is to protect the Company for claims regarding breach of representation or warranty by Survivalink. These funds will be released from escrow on September 26, 2002, providing that all claims, if any, have been resolved.

     As part consideration for the acquisition of Survivalink, the Company issued senior promissory notes to Survivalink shareholders in the principal amount of $25.8 million with simple interest payable upon maturity at the rate of 10% per annum. In addition, the Company assumed $1.5 million plus accrued interest of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders agreed to convert the bridge notes into a senior note payable with terms and conditions similar to the notes issued as merger consideration. During the six months ended June 30, 2002, the Company issued $50 million of Senior Notes (note 8) and the proceeds of the Notes were used to redeem the senior promissory notes issued to the Survivalink shareholders and held in escrow, the assumed bridge loan and all accrued interest.

     The Company had entered into an agreement with Survivalink shareholders to establish a tax escrow fund to make loans to employees of Survivalink who owned options to purchase Survivalink common stock to help them meet their tax obligations arising from the exercise of their employee stock options. The Company had deposited $2,108,500 of cash into this fund. This amount is included in other long-term assets in the Company's Consolidated Balance Sheet as of December 31, 2001. Each loan from the fund was documented by an individual tax note. The tax notes were collateralized by any amounts payable to the Survivalink employee under the senior promissory notes issued to the employee as consideration in the acquisition of Survivalink. In connection with the redemption of the senior promissory notes payable in the second quarter ended June 30, 2002, all loans to employees were paid back to the Company and the tax escrow fund was returned to the Company.

Artema Medical AB

     On November 30, 2001, the Company acquired a 94.7% ownership interest in Artema Medical AB ("Artema"), a Swedish based manufacturer of patient monitors and emergency defibrillator devices with operations in Denmark and Sweden. As consideration, the Company paid approximately $215,000 in cash and issued 4,151,000 shares of common stock to Artema shareholders.

     The following pro forma data summarizes the results of operations for the six months ended June 30, 2001 as if the Survivalink and Artema acquisitions had been completed on January 1, 2001. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets and interest on the senior notes payable (dollar amounts in thousands).

                                                  Six Months Ended June 30, 2001
                                                  ------------------------------
Net sales                                                  $  18,405.0
Net loss                                                   $ (18,549.0)
Pro forma net loss per share (basic and diluted)           $     (0.35)
Pro forma weighted-averaged shares                          52,325,800

     The above pro forma calculations do not include goodwill amortization for the Survivalink and Artema acquisitions in accordance with SFAS No. 141.

7.   Artema Restructuring and Planned Sale of the MCS Gas Business

     As part of the Artema acquisition, the Company has developed a plan to restructure the operations of the manufacturing facility in Denmark ("the plan"), which is expected to be complete during the third quarter of 2002. The Company has implemented plans to close the manufacturing facility in Northern Denmark and move out of the current facility in Copenhagen. The manufacturing of certain products will be moved to different Company facilities, contracted to certain manufacturers or discontinued. The Company has recorded certain purchase price adjustments in connection with the plan totaling $3,064,000. The plan includes plant and facility closure costs that are either contractually obligated or are incremental in nature, adjustments to fair market value for owned facilities to be disposed of based on market assessments, adjustments to fair value for raw materials that will not be converted into finished goods and certain severance related costs for employees in closed facilities that the Company is obligated to pay upon execution of the plan.

     The Company identified the MCS gas division, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas division designs, develops and manufactures gas analyzers, which are sold to patient monitoring OEM customers. The MCS gas division is a distinct and separate business unit and the sale is anticipated to be complete within 2002. The Company is accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas division be excluded from the consolidated operating results of the Company. The Company had initially estimated that the net loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017,000 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated net loss has been subsequently revised in the quarter ended June 30, 2002 to an estimated loss of $517,100. Accordingly, a net loss of $267,100 has been excluded for the period from acquisition through June 30, 2002. No adjustment for gain or loss on the ultimate disposition has been made. An adjustment to the purchase price allocation will be made upon final gain or loss upon disposition. The following is a breakdown of the purchase price adjustments made in the Artema acquisition (amounts in thousands):

                                                           Balances at                            Balance at
                                              Original    December 31,     Cash     Adjustments    June 30,
                                             Adjustment       2001       Payments   to Goodwill      2002
                                             ----------   ------------   --------   -----------   ----------
Restructuring:
   Building and other impairments             $1,052.0      $1,052.0     $    --      $    --      $1,052.0
   Inventory obsolescence                        648.0         648.0          --           --         648.0
   Loss on closure Copenhagen facility           648.0         648.0          --           --         648.0
   Accounts receivable impairments               196.0         196.0          --           --         196.0
   Severance and other miscellaneous costs       520.0         520.0       (34.0)          --         486.0
                                              --------      --------     -------      -------      --------
                                              $3,064.0      $3,064.0     $ (34.0)     $    --      $3,030.0
   Estimated future losses from MCS gas
      division                                 1,017.0         872.0      (122.1)      (499.9)        250.0
                                              --------      --------     -------      -------      --------
   Total estimated plant closure costs and
      losses                                  $4,081.0      $3,936.0     $(156.1)     $(499.9)     $3,280.0
                                              ========      ========     =======      =======      ========

     The following is a breakdown of the MCS gas business net assets and liabilities held-for-sale at June 30, 2002 (amounts in thousands):

Accounts receivables, net                           $   616.0
Inventories, net                                        441.0
Other assets                                            237.0
Property, plant and equipment                           352.0
Identifiable intangible asset of MCS gas business     1,426.0
                                                    ---------
Assets held-for-sale                                $ 3,072.0
                                                    =========

Accounts payable and accrued expenses               $(1,743.0)
                                                    ---------
Liabilities held-for-sale                           $(1,743.0)
                                                    =========

     As a part of this acquisition, the Company has an available line of credit with a Swedish bank that allows the Swedish and Danish subsidiaries to borrow up to approximated $1 million each. As of June 30, 2002, $639,000 was drawn by the Swedish subsidiary and is included in liabilities held-for-sale.

8.   Senior Notes

     On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement ("the Agreement") with investors, pursuant to which the investors loaned the Company $50 million. The Senior Notes (the "Notes") are due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement. The Notes accrue interest at 6.9% per annum. During the first three years of the term of the Notes, accrued and unpaid interest on the Notes will, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and on the termination date of the Notes. After the end of the third year of the term of the Notes, any additional accrued and unpaid interest on the Notes will be due and payable in cash quarterly in arrears, and on the termination date of the Notes. The Notes have certain monthly and quarterly financial and non-financial covenants. As of June 30, 2002, the Company is in compliance with all covenants.

     The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law. Proceeds from the Notes were used by the Company to repay $26,467,600 of senior promissory notes plus accrued interest issued in connection with the acquisition of Survivalink Corporation. The remaining proceeds will be used for working capital purposes.

     In connection with the Notes, the investors were issued warrants (the "Warrants") for the purchase of an aggregate of 10,000,000 shares of common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of Common Stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire May 30, 2009 and are subject to certain limited antidilution adjustments. After two years, the Company has the right to force the exercise of the warrants pursuant to the terms of the Agreement. The proceeds of the Notes were allocated between the Notes and the Warrants based on their relative fair values at the date of issuance which was determined by a third party valuation. Such allocation resulted in a discount being recorded on the Notes in the amount of $11,814,600, which will be amortized over the five-year term of the Notes using the effective interest method. In addition, the Company paid approximately $2,760,300 in debt issuance costs which will be amortized over the five-year term of the Notes using the effective interest method.

9.   Settlement Agreement with Medtronic Physio-Control

     In February 2002, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Medtronic, Inc. ("Medtronic") and Medtronic Physio-Control Corp. ("MPC"). The Settlement Agreement is a compromise between the parties of certain private contractual obligations described below, and did not arise as a result of any litigation, arbitration or other formal dispute resolution procedure. The Company and MPC entered into a distribution and licensing agreement ("DLA") in December 1998, which was subsequently amended in May 2000. Under the terms of the DLA agreement, MPC agreed to distribute the Company's Powerheart(R) defibrillator product, and the Company agreed to grant MPC a license to incorporate the Company's proprietary software into certain of MPC's defibrillator-monitoring products. The Company and MPC also entered into an original equipment manufacturing and license agreement ("OEM") in August 2000. Under the terms of the OEM agreement, MPC agreed to license and supply its proprietary biphasic defibrillation technology to the Company for use in the Company's automatic defibrillator products.

     The Company and MPC were not satisfied with each other's performance under the DLA and OEM agreements, and have agreed to resolve these differences and terminate the DLA and OEM agreements pursuant to the Settlement Agreement.

     The terms of this Settlement Agreement provide that MPC return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Separately, the Company owed Medtronic $1,132,400 pursuant to a senior promissory note issued by the Company to Medtronic in the merger transaction between the Company and Survivalink. This $1,132,400 was part of the $25.8 million of senior promissory notes issued in the Survivalink merger. Pursuant to this Settlement Agreement, Medtronic agreed to forgive and release payment of $832,400 of the amount owing under the promissory note to Medtronic. This $832,400 gain is reflected in operating income on the Company's Statement of Operations for the six months ended June 30, 2002.

10.  Promissory Note and Security Agreement

     In July 1999, the Company terminated its agreement to acquire HeartSine Technologies, Inc. ("HeartSine") During 1999, the Company advanced cash to HeartSine in the amount of $189,400. The Company obtained a promissory note and security agreement with regard to these advances. The principal amount plus interest at 10% was due and payable on December 31, 2001.

     In prior periods, the Company wrote-off to research and development expense this $189,400, as the Company believed that this asset was permanently impaired and uncollectible. In February 2002, the Company received from HeartSine $235,600 which represented full repayment of the original promissory note plus accrued interest and late fees. The Company has included this recovery of $235,600 as an offset to research and development expense in the statement of operations for the six months ended June 30, 2002.

11.  Goodwill and Other Intangibles

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142. SFAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     The Company adopted these statements effective January 1, 2002 and determined that the identifiable intangibles assets of customer base, developed technology, trade names and patents were appropriately valued and would continue to be amortized. In adopting SFAS No. 142, the Company discontinued amortizing goodwill associated with the acquisition of Cadent, which occurred in July 2000. The net book value of the Cadent goodwill at January 1, 2002 was $5,435,000. The acquisitions of Survivalink and Artema, which occurred on September 26, 2001 and November 30, 2001, respectively, were accounted for using SFAS Nos. 141 and 142 at the time of acquisition and therefore no goodwill has been amortized. The Company has determined that they have a single reporting unit for the purpose of performing an annual impairment analysis of these assets. The Company had amortization expense for identifiable intangibles of $1,058,500 and $167,900 for the six months ended June 30, 2002 and 2001, respectively and amortization expense for goodwill of $494,000 for the six months ended June 30, 2001.

12.  Recent Accounting Pronouncement

     In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. Among other matters, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB opinion No. 30, Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will be used to classify those gains and losses. SFAS No. 145 is effective for financial statements issued on or about May 15, 2002. The effects of adopting this pronouncement have not been material.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. (including Certain Costs Incurred in Restructuring). SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for exit activities initiated under an exit plan that met the criteria of EITF 94-3 prior to the initial application of SFAS No. 146.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

General

     Sudden cardiac arrest ("SCA") is the leading cause of death in the United States and Europe. According to the Centers for Disease Control and Prevention (the "CDC") approximately 450,000 people die annually in the U.S. from sudden cardiac arrest. Of that number, approximately one-third die from SCA inside a hospital. For every minute that passes from the onset of sudden cardiac arrest, a person's survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for individuals suffering SCA outside the hospital is estimated at 5% and for patients suffering SCA in-hospital is about 15% - a rate that has not changed since the 1960's. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

     Our core technology platform consists of proprietary arrhythmia detection and discrimination software ("RHYTHMx(R)"), which is combined with proprietary biphasic defibrillation hardware and disposable defibrillation electrode technology to create the only fully automatic in-hospital cardioverter defibrillator, the "Powerheart(R) Cardiac Rhythm Module(TM)" (the "CRM(TM)") and an automated public access defibrillator, (the "Powerheart(R) AED") for use in out of hospital settings. The RHYTHMx technology allows our line of defibrillators to:

     .    continuously monitor a patient's heart rhythms,
     . instantly and accurately detect the onset of life-threatening arrhythmias, and
     . in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product, advise the operator to deliver the therapy.

     Our initial product, the Powerheart AECD(R), was introduced into the United States in February 2000. This first generation product was replaced by our second-generation device, the Powerheart CRM, which received market clearance from the U.S. Food and Drug Administration ("FDA") in February 2002. We began shipping the CRM in limited quantities in March 2002. The Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture. Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prophylactically attached to hospital patients and provide automatic defibrillation without human intervention. The Powerheart CRM is a compact, portable, fully-automatic defibrillator, which utilizes a proprietary and patented biphasic defibrillation waveform and is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing and function as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems. We believe that the Powerheart CRM can create a new standard of care for hospitalized cardiac patients and significantly increase the survival rate of patients suffering sudden cardiac arrest.

     In September 2001, we acquired Survivalink Corporation, a Minneapolis, Minnesota based developer, manufacturer and marketer of automated public access defibrillators ("AEDs") and related accessories and products. These devices are portable, emergency defibrillators intended for use by minimally trained rescuers in the treatment of SCA in a wide variety of settings. The Survivalink(R) AED is distinct from the competition and features one-button operation and pre-connected, interchangeable electrodes and RescueReady(R) self-testing capabilities that ensure that the battery, circuitry and electrodes are functioning properly.

     In early 2002, we successfully integrated our RHYTHMx algorithm technology into the Survivalink AED, and made other improvements in the device. Among other things, the Powerheart AED is now capable of being attached to people exhibiting symptoms of cardiac arrest and providing continuous monitoring of patients post-resuscitation. In February 2002, we received FDA clearance to market and began shipping the Powerheart AED.

While the Powerheart AED currently accounts for the overwhelming majority of our AED sales, we plan to continue to manufacture and make available the original Survivalink AED to customers.

     In December 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer and manufacturer of emergency defibrillators and patient monitoring equipment, which are sold via distributors exclusively outside the U.S. In addition to broadening our product line, the acquisition increased our international distribution channel.

     We are currently developing the Personal Wearable Defibrillator(R), (the "PWD"), a small wearable, fully automatic defibrillator designed to be worn by patients at temporary risk of SCA for a period of days or weeks, who are ambulatory within a hospital setting or home environment. We anticipate that the development of the PWD will be completed late in 2003.

     We own 68 issued patents and have 8 patent applications pending relating to our core defibrillation and software technology, wearable defibrillation technology, disposable defibrillation electrode pad technology and to the AED technology originally developed by Survivalink. We believe strongly in the value of our intellectual property and intend to continue to file additional patent applications relating to our technology.

     We are highly focused on increasing revenue and gaining additional market share in the fast growing AED or public access defibrillation market in our domestic U.S. market as well as other countries around the world. We estimate that we currently hold approximately 22% of the worldwide market for AEDs, which we estimate will be approximately $175 million in 2002 and growing at a rate of 30% per year. According to the market analysis published by Frost & Sullivan in 2000, it is estimated that the worldwide market for AEDs will expand to over 250,000 units a year by 2006, accounting for over $650 million in annual market revenue. Currently, we estimate that over 85% of the revenue generation from the worldwide AED market is attributable to the U.S. market with the balance coming from the nascent, but emerging, international AED market.

     Our multi-faceted growth strategy includes sales and marketing initiatives designed to take advantage of fast growing segments such as the U.S. corporate workplace market segment, municipal public access programs, schools, law enforcement, fire departments and government and continued increases in our direct and in-direct distribution channels, and by offering what we believe is the easiest to use and most technologically sophisticated line of AEDs on the market. We are currently marketing the Survivalink and Powerheart AEDs in the U.S. through a direct sales force and over 30 independent distributors.

     Since the acquisition of Survivalink in September 2001, we have tripled the size of our direct sales force. At the end of June, there were 38 direct sales and 5 sales managers in the U.S. and 8 employee sales managers supporting international distributors in overseas markets. We intend to continue to increase the number of dedicated sales representatives and expect to recruit, hire and train approximately 20 additional representatives by the end of September 2002. Internationally, we are selling our complete line of products, including our AEDs, through independent medical device distributors on a country-by-country basis with over 45 distributors selling the Company's products in over 50 countries.

     Our strategy for the hospital based Powerheart CRM is centered on building an installed base of devices in order to maximize the potential recurring revenue associated from the sale of our proprietary, single use, disposable defibrillator electrode pads. The Powerheart CRM is designed to utilize these defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours. Our defibrillator electrodes feature proprietary "smart chip" technology, designed to ensure that only our electrodes will be used with the Powerheart CRM. In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 6 person direct sales force, supported by 7 clinical specialists. We offer the Powerheart CRM to hospitals on a traditional outright purchase basis as well as on a "no-cap" program, which allows the customer to adopt the technology without up-front capital expenditure. Under this model, we market the Powerheart CRM to U.S. hospitals directly, and agree to place units in a customer's facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe this model will increase the rate of our adoption of our Powerheart CRM technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes.

     Internationally, the Powerheart CRM is sold to end users via distributors. We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers to increase the adoption rate of our in-hospital technology.

Nihon Kohden Corporation

     In January 2002, we entered into a strategic relationship with Nihon Kohden Corporation ("NK") of Japan. NK is Japan's largest medical device manufacturer and market share leader in emergency defibrillator and patient monitoring sales. The distribution and OEM agreement calls for us to supply NK, on an OEM private label basis, with our AED and Powerheart CRM. The agreement provides NK the exclusive right to sell our Powerheart CRM in Japan and the NK-branded monophasic and biphasic version AEDs in Japan and other worldwide markets. We also sell its monophasic version Survivalink(R)-branded AEDs in Japan to a local Japanese distributor. For the quarter ended June 30, 2002, sales of AEDs to NK accounted for less than 2% of our total revenue.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

     Net sales for the quarter ended June 30, 2002 were $12.8 million, an increase of $12.4 million as compared to $491,100 for the quarter ended June 30, 2001. The increase in sales in 2002 consisted primarily of approximately 4,150 AEDs and related accessories for $9.3 million resulting from the acquisition of Survivalink and approximately $3.1 million in emergency defibrillators and monitors resulting from the acquisition of Artema.

     For the quarter ended June 30, 2002, approximately 63% or $8.1 million of revenue was attributable to U.S. sales with 37%, or $4.8 million attributable to sales to independent medical device distributors in international countries. Worldwide sales of AEDs were $9.3 million or 73% of total second quarter revenue. Sales of AEDs in the U.S. accounted for $7.9 million or 85% of total AED sales. Of the U.S. AED sales, approximately 45% of sales were made to the U.S. corporate workplace segment, approximately 23% to first responders such as police and fire departments, approximately 20% to municipalities, schools, colleges, and military and 9% to the medical segment including office-based physicians, dentists and hospitals with the remaining balance of AEDs being sold to a wide variety of other customer types.

     Of the $4.8 million in international sales, 71% was attributable to sales of emergency defibrillators, patient monitors and related spare parts and accessories with the balance of approximately $1.4 million or 29% of international sales attributable to sales of AEDs and related accessories. Of the international AED sales, the United Kingdom and Japan accounted for approximately 55% of the revenue.

     Sales from Powerheart disposable electrodes increased $147,700 or 95% to $303,000 for the quarter ended June 30, 2002 compared to $155,300 for the comparable period in 2001. Sales of Powerheart CRMs were $84,600 in the quarter ended June 30, 2002 compared to $285,900 for the comparable period in 2001. This decrease was a result of the transition from our previous domestic distribution model to our strategy of placing Powerheart CRM units in exchange for sales of disposable electrodes. In the quarter ended June 30, 2002, a total of 176 CRMs were shipped under the "no cap" model bringing the total number of Powerhearts shipped under the "no cap" to approximately 500 units.

     Cost of goods sold for the quarter ended June 30, 2002 were $6,666,800 as compared to $402,400 for the quarter ended June 30, 2001. Gross margins as a percent of total sales improved to 48.1% from 18.1% in the comparable period in 2001. Gross margins on sales of AEDs and related accessories were approximately 57% and gross margins on sales of emergency defibrillators and patient monitors were approximately 21%. The improvement in overall gross margin was primarily a result of a shift in the product mix to higher margin AEDs and accessories compared to a product mix of lower margin first generation Powerheart devices sold in 2001. Gross margin for the period was offset by sales of lower margin emergency defibrillator and patient monitoring equipment.

     Sales and marketing expenses were $3,852,000 which is 30% of net sales for the quarter ended June 30, 2002. This compares to sales and marketing expenses of $2,077,100 on revenue of $491,100 for the quarter ended June 30, 2001, an increase of $1,774,900. The increase is a direct result of higher revenue in the quarter.

     Research and development expenses for the quarter ended June 30, 2002 decreased $834,200 or 34.0% to $1,617,300, which is 12.6% of net sales, as compared to $2,451,500 for the quarter ended June 30, 2001. This decrease is primarily a result of a reduction in product development and design costs of $357,500 and a reduction in $205,700 in supplies and materials due to the completion and launch of the Powerheart CRM in the first quarter of 2002, along with $128,500 in personnel costs due to reduced headcount, and $50,600 in clinical studies.

     General and administrative expenses increased $1,391,800 or 82.7% to $3,073,900, which is 23.9% of net sales, for the quarter ended June 30, 2002 as compared to $1,682,100 for the quarter ended June 30, 2001. This increase was primarily a result of an increase in legal expenses from patent related matters of $403,900, salaries and benefits of $295,400 due to increased headcount as compared the same period of last year, an increase in overall insurance premiums of $146,100, higher depreciation expense of $117,800 and $358,300 of incremental general and administrative costs.

     Amortization of goodwill and other intangibles increased $225,600 or 68.1% to $556,700 for the quarter ended June 30, 2002 from $331,100 for the quarter ended June 30, 2001. The increase is primarily a result of amortization of identifiable intangibles from the Survivalink and Artema acquisitions, which were completed on September 26, and November 30, 2001, respectively, offset by the termination of the goodwill amortization beginning January 1, 2002 related to our acquisition of Cadent Medical due to the adoption of new accounting rules.

     Interest income decreased $862,200 to interest expense of $821,400 for the quarter ended June 30, 2002 compared to interest income of $40,800 for the quarter ended June 30, 2001. The decrease was a result of interest expense from the senior promissory notes of $441,100 and non-cash interest expense of $447,100 from the amortization of the debt discount and debt issuance costs using the effective interest method, offset by interest income from cash on hand.

     In the three months ended June 30, 2001, the Company realized a loss on the sale of marketable securities of $707,300 resulting from the sale of shares in Spacelabs Medical, Inc., at prices below the original basis.

Six Months ended June 30, 2002 Compared to the Six Months Ended June 30, 2002

     Net sales for the six months ended June 30, 2002 increased $20.0 million or 887.2% to $22.2 million as compared to $2.2 million for the six months ended June 30, 2001. The increase in net sales was a result of approximately 7,200 AEDs and related accessories for $16.4 million from the acquisition of Survivalink and $5.1 million of emergency defibrillators and monitors from the acquisition of Artema. Sales of Powerheart disposable electrodes were $583,000 for the six months ended June 30, 2002, which represents an increase of 236% from $173,500 in the comparable period in 2001. Sales of Powerheart CRMs and related accessories for the six months ended June 30, 2002 were $95,600 compared to Powerheart equipment sales of $1.3 million in the comparable period in 2001. The increase in sales of Powerheart disposable electrodes and the decrease in equipment sales was a result of the transition from our previous domestic distribution model to our strategy of placing Powerheart CRM units in exchange for sales of disposables.

     Cost of goods sold for the six months ended June 30, 2002 were $11,576,700 as compared to $2,019,600 for the six months ended June 30, 2001. Gross margins improved to 47.9% from 10.2% for the comparable period in 2001. The improvement was primarily a result of the shift in product mix to the higher margin AEDs and accessories.

     Sales and marketing expense for the six months ended June 30, 2002 was $7,465,800, which is 33.6% of net sales compared to $3,597,000 for the same six months period in 2001. Sales and marketing expense increased $3,868,800 or 107.6% for the period. The increase is a direct result of higher revenue in the six months period.

     Research and development expenses for the six months ended June 30, 2002 decreased $1,431,500 or 31.1% to $3,170,200, which is 14.3% of net sales, as compared to $4,601,700 for the comparable period in 2001. This decrease is primarily a result of a reduction in product development and design costs of $780,200 and $302,100 in supplies and materials due to the completion and launch of the Powerheart CRM in the first quarter of 2002. In addition, we recorded the recovery of a previously written off note receivable from Heartsine Technologies in the amount of $235,600 in the six months ended June 30, 2002.

     General and administrative expenses for the six months ended June 30, 2002 increased $2,309,600 or 71.8% to $5,527,800, which is 24.9% of net sales, as compared to $3,218,200 for the comparable period in 2001. The increase is primarily a result of an increase in legal expenses from patent related matters of $464,100, higher costs related to salaries, benefits and travel expenses of $727,800 due to an increase in headcount, an increase in overall insurance premiums of $297,400, higher depreciation expense of $264,200 and $611,000 of incremental general and administrative costs.

     Amortization of goodwill and other intangibles increased $396,600 or 59.9% to $1,058,500 for the six months ended June 30, 2002 from $661,900 for the comparable period in 2001. The increase is primarily a result of amortization of identifiable intangibles from the Survivalink and Artema acquisitions, which were completed on September 26, and November 30, 2001, respectively offset by the termination of the goodwill amortization beginning January 1, 2002 related to our acquisition of Cadent Medical due to the adoption of new accounting rules.

     In the six months ended June 30, 2002, we entered into a settlement agreement and mutual release with Medtronic Physio-Control (MPC). Pursuant to this settlement agreement, MPC has agreed to forgive and release payment of $832,400 of the amount owing under the senior promissory note to MPC. This gain of $832,400 reflected in operating income on our Statement of Operations for the six months ended June 30, 2002.

     Interest income decreased $1,652,400 to interest expense of $1,480,500 for the six months ended June 30, 2002 compared to interest income of $171,900 for the comparable period in 2001. The decrease was a result of interest expense from the senior promissory notes of $1,102,800 and non-cash interest expense of $447,100 from the amortization of the debt discount and debt issuance costs using the effective interest method, offset by interest income from cash on hand.

     As a part of the acquisition of Artema, we developed a plan to dispose of certain acquired assets and restructure certain manufacturing and general operations of the business. The formulation of the plan began prior to the close of the transaction and was completed and finalized in December 2001. The plan includes the closure of the manufacturing facility, transferring or discontinuing the production of products and moving from certain office locations. We initially recorded certain estimated purchase price adjustments in connection with the plan totaling $3,064,000. Adjustments have been made to the fair market value of owned buildings and other fixed assets, raw materials that will not be converted to finished goods, contractual or incremental facility costs and employee related severance costs related to involuntarily terminated employees upon facility closure. We anticipate the plan will be executed and completed in the third quarter 2002.

Liquidity and Capital Resources

     At June 30, 2002, we had cash and cash equivalents of $24.0 million and working capital of $28.8 million as compared to cash and cash equivalents of $15.8 million and working capital of $12.4 million at December 31, 2001. At June 30, 2002 our current days sales outstanding on accounts receivable was 67.2 days. From inception, our sources of funding for operations were derived from securities placements aggregating approximately $89 million. In 2001, we raised approximately $38 million in a series of private equity placements and through the exercise of outstanding options and warrants. In the six months ended June 30, 2002, we have raised $50 million from the sale of Senior Notes.

     The Company anticipates that its current cash balance will be sufficient to meet the Company's operating cash requirements through 2003. From inception through June 30, 2002, the Company incurred losses of approximately $85.2 million. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to attain profitable operations is dependent upon achieving a level of revenues adequate to support the Company's cost structure. On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned $50 million to the Company. The Company in turn repaid the $26,467,600 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     We do not engage in any off-balance sheet financing activities, nor do we have any special purpose entities engaged in off-balance sheet financing activities.

Income Taxes

     As of December 31, 2001, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $1.7 million and $1.1 million respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $105.9 million and $59.2 million of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2002, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

     This Quarterly Report on Form 10-Q and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements," including statements regarding:

..    products under development;

..    technological and competitive advantages;

..    timetable for commercial introduction of our products;

..    our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;

..    markets, demand for our services, purchase orders and commitments;

..    strategic alliances;

..    the competitive and regulatory environment;

..    planned integration of technologies with products; and

..    marketing strategies.

     Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as "believes," "anticipates," "expects," "intends," "may," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate and Market Risk. Our exposure to market risk for changes in interest rates relates primarily to our line of credit held by our Danish manufacturing subsidiary. The interest rate on this line is variable and adverse movements in interest rates may expose us to interest rate risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At June 30, 2002, we invested our available cash in money market securities of high credit quality financial institutions.

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

Item1.    Legal Proceedings

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

Item2.    Changes in Securities and Use of Proceeds

          On May 30, 2002, the Company issued warrants for the purchase of 10,000,000 shares of Common Stock at an exercise price of $3.00 per share, and warrants for the purchase of 3,000,000 shares of Common Stock at an exercise price of $4.00 per share. The warrants were issued to Perseus, LLC-related funds in connection with our $50,000,000 Senior Note placement (see Note 8 to the Consolidated Condensed Notes to Financial Statements). The warrants are immediately exercisable, expire May 30, 2009, and are subject to certain limited antidilution adjustments. After two years, the Company has the right to force the exercise of the warrants. The warrants were issued in a private placement and were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

          On June 13, 2002, the Company issued 78,333 shares of Common Stock to Nihon Kohden Corporation of Japan for $235,000. The shares were issued in a private placement and were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.


Item3.    Defaults Upon Senior Securities

          Not Applicable

Item4.    Submission of Matters to a Vote of Security Holders

          Not applicable

Item5.    Other Information

          Not Applicable

Item6.    Exhibits and Reports on Form 8-K

          a)   Exhibits:

               Exhibit 99.1 Certification of Periodic Report
               Exhibit 99.2 Certification of Periodic Report

          b)   Reports on Form 8-K:

               Form 8-K, filed on June 6, 2002 relating to the Senior Note and Warrant Purchase Agreement with Perseus Acquisition/Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund L.P. and Cardiac Science Co-Investment, L.P. (collectively, the "Perseus Funds"), pursuant to which the Perseus Funds loaned $50 million to the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                   CARDIAC SCIENCE, INC.


Date:  August 14, 2002                             /s/  Roderick de Greef
                                                   -----------------------------
                                                   Roderick de Greef
                                                   (Authorized Officer and
                                                   Principal Financial Officer)