Form 10-Q
period 2002-09-30
CARDIAC SCIENCE INC
filed 2002-11-14
CIK 876188

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-19567

CARDIAC SCIENCE, INC.

(Exact name of Small Business Issuer as specified in its charter)

DELAWARE	33-0465681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16931 Millikan Avenue, Irvine, California 92606

(Address of principal executive offices)

                    Registrant’s telephone number, including area code:  (949) 587-0357

                    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

                    The number of shares of the Common Stock of the registrant outstanding as of November 14, 2002 was 67,295,151.

CARDIAC SCIENCE, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.                     Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

In thousands, except share data

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,643.8	$15,829.5
Accounts receivable, net of allowance for doubtful accounts of $1,094.3 at September 30, 2002 and $858.8 at December 31, 2001	13,388.5	8,457.9
Inventories	5,312.2	3,479.9
Prepaid expenses and other current assets	1,112.9	344.5
Assets held-for-sale	3,076.0	2,754.0

Total current assets	37,533.4	30,865.8
Property and equipment, net of accumulated depreciation	5,293.3	5,787.6
Goodwill	96,501.1	95,304.5
Identifiable intangibles, net of accumulated amortization	9,199.0	10,790.7
Other assets	6,786.4	2,720.4

	$155,313.2	$145,469.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,714.9	$6,646.9
Accrued expenses and other current liabilities	6,334.1	10,539.8
Liabilities held-for-sale	1,838.0	1,019.0
Current portion of long term obligations	713.2	271.9

Total current liabilities	14,600.2	18,477.6
Senior notes payable	39,798.9	27,300.0
Other long term obligations	986.3	479.9

	40,785.2	27,779.9

Minority interest in subsidiary	893.2	867.2

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock - $.001 par value; 160,000,000 shares authorized, 67,295,151 and 67,158,531 shares, at September 30, 2002 and at December 31, 2001, respectively, issued and outstanding	67.3	67.2
Additional paid-in capital	188,321.2	176,297.8
Accumulated deficit	(89,353.9)	(78,020.7)

Total stockholders’ equity	99,034.6	98,344.3

	$155,313.2	$145,469.0

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and per share data

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Net sales	$13,588.0	$644.0	$35,790.2	$2,892.9
Cost of goods sold	(6,787.8)	(331.9)	(18,364.5)	(2,351.5)
Write down of inventory	—	(1,453.8)	—	(1,453.8)

Gross profit (loss)	6,800.2	(1,141.7)	17,425.7	(912.4)

Operating expenses:
Sales and marketing	4,505.4	1,697.5	11,971.2	5,294.4
Research and development	1,587.5	1,834.2	4,757.7	6,435.9
General and administrative	2,945.8	1,588.5	8,473.6	4,806.7
Amortization of goodwill and other intangibles	550.2	330.8	1,608.7	992.8
Gain on settlement	—	—	(832.4)	—
Impairment of assets	—	1,438.0	—	1,438.0

Total operating expenses	9,588.9	6,889.0	25,978.8	18,967.8

Loss from operations	(2,788.7)	(8,030.7)	(8,553.1)	(19,880.2)
Interest (expense) income, net	(1,310.5)	14.5	(2,791.0)	186.4
Loss on sale of marketable securities	—	—	—	(707.4)

Loss before provision for income taxes	(4,099.2)	(8,016.2)	(11,344.1)	(20,401.2)
Provision for income taxes	—	—	—	2.0

Loss before minority interest	(4,099.2)	(8,016.2)	(11,344.1)	(20,403.2)
Minority interest in loss of subsidiary	36.4	—	25.9	—

Net loss	$(4,135.6)	$(8,016.2)	$(11,370.0)	$(20,403.2)

Net loss per share (basic and diluted)	$(0.06)	$(0.31)	$(0.17)	$(0.81)

Weighted average number of shares used in the computation of net loss per share	67,291,483	26,209,759	67,229,121	25,258,235

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

In thousands

	Three Months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Net loss	$(4,135.6)	$(8,016.2)	$(11,370.0)	$(20,403.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	0.7	—	36.8	—

Comprehensive loss	$(4,134.9)	$(8,016.2)	$(11,333.0)	$(20,403.2)

The accompanying notes are an integral part of the financial statements

v b

CARDIAC SCIENCE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
In thousands

	Nine months ended Sept. 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,370.0)	$(20,403.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,453.4	478.7
Amortization of goodwill and other intangibles	1,608.7	992.8
Compensation related to fair value of options granted to non-employees	—	44.1
Loss on sale of marketable securities	—	707.4
Write down of inventory	—	1,453.8
Impairment of assets	—	1,438.0
Minority interest	25.9	—
Provision for allowance for doubtful accounts	611.9	400.0
Gain on settlement	(832.4)	—
Amortization of debt discount and debt issuance cost	1,813.5	—
Changes in operating assets and liabilities:
Accounts receivable	(5,834.7)	(1,513.0)
Inventories	(3,406.8)	(359.4)
Prepaid expenses	(768.4)	(47.3)
Other assets	(619.5)	39.7
Placement of Powerheart CRMs at customer locations	(824.6)	(1,110.4)
Accounts payable and accrued expenses	(4,725.7)	2,138.0
Deferred licensing revenue	974.9	—
Net assets and liabilities held-for-sale	497.0	—

Net cash used in operating activities	(21,396.8)	(15,740.8)

Cash flows from investing activities:
Purchase of property and equipment	(1,151.6)	(746.8)
Advances to Inovise Medical, Inc. and Survivalink	—	(760.0)
Refund of Survivalink shareholders tax escrow	2,108.5	—
Investment in equity securities	(1,000.0)	—
Investment in strategic transaction	(2,001.0)	—
Proceeds from the sale of Assets at Subsidiary	1,264.4	—
Deferred acquisition costs	—	(682.6)
Acquisition of Survivalink, net of cash acquired of $1,397.0	—	(9,102.9)
Cash advance to Survivalink shareholders for tax escrow	—	(2,200.0)
Proceeds from sale of marketable securities	—	3,792.6

Net cash provided by investing activities	(779.7)	(9,699.7)

Cash flows from financing activities:
Proceeds from capital lease refinancing	—	73.4
Proceeds from loan payable	27.0	—
Payments on capital leases	(124.4)	(44.0)
Payments on loan payable	—	(61.2)
Payments on long term obligations	(18.0)	—
Payment of Survivalink promissory note, plus accrued interest	(26,467.6)	—
Payment of debt issuance cost	(2,760.3)	—
Proceeds from Senior Notes Payable	50,000.0	—
Proceeds from (payments on) line of credit	88.2	—
Proceeds from exercise of common stock warrants	—	375.0
Proceeds from exercise of common stock options	62.4	307.7
Proceeds from issuance of common stock	243.0	14,100.0
Costs of equity issuances	(96.5)	(93.8)

Net cash provided by financing activities	20,953.8	14,657.1

Effect of exchange rates on cash and cash equivalents	37.0	—

Net increase (decrease) in cash and cash equivalents	(1,185.7)	(10,783.4)
Cash and cash equivalents at beginning of period	15,829.5	13,537.0

Cash and cash equivalents at end of period	$14,643.8	$2,753.6

The accompanying notes are an integral part of the financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2002

1.          Organization and Description of the Business

             Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets automated portable public access defibrillators (AEDs), emergency defibrillators, vital signs monitors and the only FDA-cleared therapeutic patient monitor that instantly and automatically treats hospitalized cardiac patients who suffer life-threatening heart rhythms. The Company’s core technology platform consists of a number of proprietary and patented technologies including: arrhythmia detection and discrimination software, (“RHYTHMx™”), biphasic defibrillation hardware and disposable defibrillation electrode pad technology. These technologies are the key components in the Company’s commercial line of Powerheart®-brand defibrillation and monitoring products. The Company’s Powerheart® Cardiac Rhythm Module™, Powerheart® AED, along with Diascope® emergency defibrillators and patient monitoring products are marketed in the United States by its 55-person direct sales force and by international distributors in more than 50 countries around the world.

             On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company for $10.5 million in cash, $25.8 million in senior promissory notes, and 18,150,000 shares of the Company’s common stock.

             On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,151,000 shares of common stock plus approximately $215,000 in cash.

2.          Continued Existence

             The Company anticipates that its current cash balance will be sufficient to meet the Company’s operating cash requirements through 2003. From inception through September 30, 2002, the Company incurred losses of approximately $89.4 million.  Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Additionally, the transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure. On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned $50 million to the Company (note 9).  The Company in turn repaid the $26,467,600 plus accrued interest in senior promissory notes relating to the Survivalink acquisition.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3.          Summary of Significant Accounting Policies

             In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2002 and results of operations and cash flows for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2001 Annual Report on Form 10-K and subsequent amendment.  Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results for the full year.

4.          Inventories

             Inventories are stated at the lower of cost (first-in, first-out) or market value.  Inventory consists of the following (amounts in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$2,181.7	$1,351.1
Work in process	885.8	562.3
Finished goods	2,244.7	1,566.5

Total inventory	$5,312.2	$3,479.9

             During the three and nine months ended September 30, 2002, the Company placed $375,200 and $824,600 respectively, of Powerheart CRM units at customer locations.  The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five-year period.

5.           Other assets

             In July 2002, the Company entered into preliminary negotiations regarding a possible transaction with a privately-held medical device manufacturer.  The Company made an initial investment in the common stock of the manufacturer in the amount of $1,000,000 and placed $2,001,000 into an escrow account pending the outcome of further negotiations.

6.          Segment reporting

             Financial information is reported and evaluated by the Company’s Chief Executive Officer, Chief Financial Officer, and senior executive officers, who as a group make up the chief operating decision makers of the Company.

             Based on the evaluation of the Company’s financial information, management believes that the Company operates in four reportable segments, determined by the type of product.  These segments include the sale of AEDs and related accessories, Powerheart disposable defibrillator electrodes, Powerheart units and related accessories and emergency defibrillators and patient monitors. Currently, the Company’s emergency defibrillators and patient monitors are sold only outside the U.S. In order to make operating, strategic and resource allocation decisions, the Company’s chief operating decision makers evaluate revenue performance across each reportable segment, both domestically and internationally.  Revenues are attributed  to the country in which the product is sold.

             Based on the Company’s decision to dispose of a segment of the business acquired in the Artema acquisition, the net sales of the Artema MCS gas division, located in Stockholm, Sweden, are not included herein.

The following is a breakdown of net sales by product line (amounts in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

AEDs and related accessories	$9,661.5	$342.6	$26,097.1	$342.6
Powerheart electrodes	248.8	142.8	831.8	316.3
Powerheart units and related accessories	46.7	134.6	231.9	987.0
Emergency defibrillators & patient monitors	3,631.0	24.0	8,629.4	1,247.0

	$13,588.0	$644.0	$35,790.2	$2,892.9

The following is a breakdown of net sales by geographic location (amounts in thousands):

	Three Months Ended		Nine months ended

	Sept 30, 2002	Sept 30, 2001	Sept 30, 2002	Sept 30, 2001

United States	$8,653.2	$543.1	$22,764.2	$638.4
International	4,934.8	100.9	13,026.0	2,254.5

	$13,588.0	$644.0	$35,790.2	$2,892.9

The following is a breakdown of the Company’s long-lived assets by geographic location (amounts in thousands):

	September 30, 2002	December 31, 2001

United States	$99,866.0	$95,758.2
International	17,913.8	18,845.0

	$117,779.8	$114,603.2

7.          Business Combinations

Survivalink Corporation

             On September 26, 2001, the Company acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis-based manufacturer of automated public access defibrillators (“AEDs”). As consideration, the Company paid $10.5 million in cash, issued  $25.8 million in senior promissory notes and tendered 18,150,000 shares of common stock to Survivalink shareholders.  Of this total consideration, approximately $1.8 million of the senior promissory notes and 907,500 shares of the Company’s common stock were being held in escrow pursuant to an escrow agreement.  The escrow amount was to protect the Company for claims regarding breach of representation or warranty by Survivalink. The shares and cash were released after a settlement was reached on certain breaches of representation (note 14) on November 6, 2002.

             As partial consideration for the acquisition of Survivalink, the Company issued senior promissory notes to Survivalink shareholders in the principal amount of $25.8 million with simple interest payable upon maturity at the rate of 10% per annum.  In addition, the Company assumed $1.5 million plus accrued interest of bridge notes from certain shareholders of Survivalink.  The Company and the bridge note holders agreed to convert the bridge notes into a senior note payable with terms and conditions similar to the notes issued as merger consideration.  During the nine months ended September 30, 2002, the Company issued $50 million of Senior Notes (note 9) and the proceeds of the Notes were used to redeem the senior promissory notes issued to the Survivalink shareholders and held in escrow, the assumed bridge loan and all accrued interest.

             The Company had entered into an agreement with Survivalink shareholders to establish a tax escrow fund to make loans to employees of Survivalink who owned options to purchase Survivalink common stock to help them meet their tax obligations arising from the exercise of their employee stock options.  The Company had deposited $2,108,500 of cash into this fund.  This amount is included in other long-term assets in the Company’s Consolidated Balance Sheet as of December 31, 2001.  Each loan from the fund was documented by an individual tax note. The tax notes were collateralized by any amounts payable to the Survivalink employee under the senior promissory notes issued to the employee as consideration in the acquisition of Survivalink.  In connection with the redemption of the senior promissory notes payable in the second quarter ended June 30, 2002, all loans to employees were paid back to the Company and the tax escrow fund was returned to the Company.

Artema Medical AB

             On November 30, 2001, the Company acquired a 94.7% ownership interest in Artema Medical AB (“Artema”), a Swedish based manufacturer of patient monitors and emergency defibrillator devices with operations in Denmark and Sweden.  As consideration, the Company paid approximately $215,000 in cash and issued 4,151,000 shares of common stock to Artema shareholders.

             The following pro forma data summarizes the results of operations for the nine months ended September 30, 2001 as if the Survivalink and Artema acquisitions had been completed on January 1, 2001.  The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets and interest on the senior notes payable (amounts in thousands).

Nine months ended September 30, 2001

Net sales	$35,100.6
Net loss	$(24,265.0)
Pro forma net loss per share (basic and diluted)	$(0.46)
Pro forma weighted-averaged shares	52,808.9

The above pro forma calculations do not include goodwill amortization for the Survivalink and Artema acquisitions in accordance with SFAS No. 141.

8.          Artema Restructuring and Planned Sale of the MCS Gas Business

             As part of the Artema acquisition, the Company had developed a plan to restructure the operations of the manufacturing facility in Denmark (“the plan”). Originally, the Company recorded certain purchase price adjustments in connection with the plan totaling $3,064,000. The plan includes plant and facility closure costs that are either contractually obligated or are incremental in nature, adjustments to fair market value for owned facilities to be disposed of based on market assessments, adjustments to fair value for raw materials that will not be converted into finished goods and certain severance related costs for employees in closed facilities that the Company is obligated to pay upon execution of the plan.

             The plan, which included closing the manufacturing facility in Northern Denmark, moving out of the current facility in Copenhagen, as well as discontinuing or subcontracting the manufacturing of the product lines, was completed in the quarter ended September 30, 2002. Additionally, an existing defibrillator product line and the accompanying future service obligations were sold to a European company as part of the plan. The Company sold related inventories, manufacturing assets and the right to manufacture and sell the existing products for consideration of cash and future royalty payments based on future units produced. No gain or loss was recognized on the transaction as the disposal of these assets was contemplated as a part of the plan. Upon execution of the plan, the Company recorded an additional $905,000 of purchase price adjustments to reflect the fair value of the assets disposed.

             The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science's proprietary bi-phasic defibrillation technology. In consideration, the Company received an upfront payment of $487,000 and will receive eight quarterly installments of $62,500 over the next 2 years. The total licensing revenue of $987,000 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and accordingly, the Company recognized $11,800 of licensing revenue in the three months ended September 30, 2002.

             The Company identified the MCS gas division, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of.  The MCS gas division designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers.  The MCS gas division is a distinct and separate business unit and the sale is anticipated to be completed in early 2003.  The Company is accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas division be excluded from the consolidated operating results of the Company.  The Company had initially estimated that the net loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017,000 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation.  This estimated net loss has been subsequently revised in the quarter ended June 30, 2002 to an estimated loss of $517,100.  Accordingly, a net loss of $338,300 has been excluded for the period from acquisition through September 30, 2002.  No adjustment for gain or loss on the ultimate disposition has been made.  An adjustment to the purchase price allocation will be made upon final gain or loss upon disposition.  The following is a breakdown of the purchase price adjustments made in the Artema acquisition (amounts in thousands):

	Original Adjustment	Balances at December 31, 2001	Cash Payments	Adjustments to Goodwill	Balance at Sept 30, 2002

Restructuring:
Building and other impairments	$1,052.0	$1,052.0	$—	$269.0	$1,321.0
Inventory obsolescence	648.0	648.0	—	806.0	1,454.0
Loss on closure Copenhagen facility	648.0	648.0	(24.0)	42.0	666.0
Accounts receivable impairments	196.0	196.0	—	20.0	216.0
Severance and other miscellaneous costs	520.0	520.0	(202.0)	(232.0)	86.0

	$3,064.0	$3,064.0	$(226.0)	$905.0	$3,743.0
Estimated future losses from MCS gas division	1,017.0	872.0	(122.1)	(499.9)	250.0

Total estimated plant closure costs and losses	$4,081.0	$3,936.0	$(348.1)	$405.1	$3,993.0

             The following is a breakdown of the MCS gas business net assets and liabilities held-for-sale at September 30, 2002 (amounts in thousands):

Accounts receivable, net	$585.0
Inventories, net	505.0
Other assets	245.0
Property, plant and equipment	315.0
Identifiable intangible asset of MCS gas business	1,426.0

Assets held-for-sale	$3,076.0

Accounts payable and accrued expenses	$(1,838.0)

Liabilities held-for-sale	$(1,838.0)

             As a part of this acquisition, the Company has an available line of credit with a Swedish bank that allows the Swedish and Danish subsidiaries to borrow up to approximately $1.1 million each.  As of September 30, 2002, $1,100,600 was drawn by the Swedish subsidiary and is included in liabilities held-for-sale.

9.          Senior Notes

             On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50 million.  The Senior Notes (the “Notes”) are due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement.  The Notes accrue interest at 6.9% per annum.  During the first three years of the term of the Notes, accrued and unpaid interest on the Notes will, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, on the termination date of the Notes.  After the end of the third year of the term of the Notes, any additional accrued and unpaid interest on the Notes will be due and payable in cash quarterly in arrears, and on the termination date of the Notes.  The Notes have certain monthly and quarterly financial and non-financial covenants.   As of September 30, 2002, the Company is in compliance with all covenants.

             The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law.  Proceeds from the Notes were used by the Company to repay $26,467,600 of senior promissory notes plus accrued interest issued in connection with the acquisition of Survivalink Corporation.  The remaining proceeds will be used for working capital purposes.

             In connection with the Notes, the investors were issued warrants (the “Warrants”) for the purchase of an aggregate of 10,000,000 shares of common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share.  The Warrants are immediately exerciseable, expire by their terms on May 30, 2009 and are subject to certain limited antidilution adjustments.  After two years, the Company has the right to force the exercise of the warrants pursuant to the terms of the Agreement.  The proceeds of the Notes were allocated between the Notes and the Warrants based on their relative fair values at the date of issuance which was determined by a third party valuation.   Such allocation resulted in a discount being recorded on the Notes in the amount of $11,814,600, which will be amortized over the five-year term of the Notes using the effective interest method.  In addition, the Company paid approximately $2,760,300 in debt issuance costs which will be amortized over the five-year term of the Notes using the effective interest method.

10.          Settlement Agreement with Medtronic Physio-Control

                In February 2002, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Medtronic, Inc. (“Medtronic”) and Medtronic Physio-Control Corp. (“MPC”).  The Settlement Agreement is a compromise between the parties of certain private contractual obligations described below, and did not arise as a result of any litigation, arbitration or other formal dispute resolution procedure.  The Company and MPC entered into a distribution and licensing agreement (“DLA”) in December 1998, which was subsequently amended in May 2000.  Under the terms of the DLA agreement, MPC agreed to distribute the Company’s

Powerheart® defibrillator product, and the Company agreed to grant MPC a license to incorporate the Company’s proprietary software into certain of MPC’s defibrillator-monitoring products. The Company and MPC also entered into an original equipment manufacturing and license agreement (“OEM”) in August 2000.  Under the terms of the OEM agreement, MPC agreed to license and supply its proprietary biphasic defibrillation technology to the Company for use in the Company’s automatic defibrillator products.

                The Company and MPC were not satisfied with each other’s performance under the DLA and OEM agreements, and have agreed to resolve these differences and terminate the DLA and OEM agreements pursuant to the Settlement Agreement.

                The terms of this Settlement Agreement provide that MPC will return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC.  Separately, the Company owed Medtronic $1,132,400 pursuant to a senior promissory note issued by the Company to Medtronic in the merger transaction between the Company and Survivalink.  This $1,132,400 was part of the $25.8 million of senior promissory notes issued in the Survivalink merger.  Pursuant to this Settlement Agreement, Medtronic agreed to forgive and release payment of $832,400 of the amount owing under the promissory note to Medtronic.  This $832,400 gain is reflected in operating income on the Company’s Statement of Operations for the nine months ended September 30, 2002.

11.          Promissory Note and Security Agreement

                In July 1999, the Company terminated its agreement to acquire HeartSine Technologies, Inc. (“HeartSine”) During 1999, the Company advanced cash to HeartSine in the amount of $189,400.  The Company obtained a promissory note and security agreement with regard to these advances.  The principal amount plus interest at 10% was due and payable on December 31, 2001.

                In prior periods, the Company wrote-off to research and development expense this $189,400, as the Company believed that this asset was permanently impaired and uncollectible.  In February 2002, the Company received from HeartSine $235,600 which represented full repayment of the original promissory note plus accrued interest and late fees.  The Company has included this recovery of $235,600 as an offset to research and development expense in the statement of operations for the nine months ended September 30, 2002.

12.          Goodwill and Other Intangibles

                In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142.  SFAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after September 30, 2001, and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years.

                The Company adopted these statements effective January 1, 2002 and determined that the identifiable intangibles assets of customer base, developed technology, trade names and patents were appropriately valued and would continue to be amortized.  In adopting SFAS No. 142, the Company discontinued amortizing goodwill associated with the acquisition of Cadent, which occurred in July 2000.  The net book value of the Cadent goodwill at January 1, 2002 was $5,435,000.  The acquisitions of Survivalink and Artema, which occurred on September 26, 2001 and November 30, 2001, respectively, were accounted for using SFAS Nos. 141 and 142 at the time of acquisition and therefore no goodwill has been amortized.  The Company has determined that they have a single reporting unit for the purpose of performing an annual impairment analysis of these assets.  The Company recorded amortization expense for identifiable intangibles of $1,608,700 and $251,700 for the nine months ended September 30, 2002 and 2001, respectively and amortization expense for goodwill of $741,100 for the nine months ended September 30, 2001.

                If the Company had adopted SFAS No. 142 effective January 1, 2001, net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net loss	$ (4,135.6)	$ (8,016.2)	$ (11,370.0)	$ (20,403.2)
Add back: Goodwill amortization, net of tax effect	—	247.0)	—	741.1)

Adjusted net loss	$ (4,135.6)	$ (7,769.2)	$ (11,370.0)	$ (19,662.1)

Basic and diluted earnings per share:
Reported net loss	$ (0.06)	$ (0.31)	$ (0.17)	$ (0.81)
Goodwill amortization		0.01)		0.03)

Adjusted net loss	$ (0.06)	$ (0.30)	$ (0.17)	$ (0.78)

13.          Recent Accounting Pronouncements

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

14.          Subsequent Events

                 On November 6, 2002, as a result of settlement of the Survivalink purchase price holdback escrow (see Note 7), Cardiac Science received $1,900,600 in cash and 474,231 shares of Cardiac Science common stock. The remaining balance of the escrow was 430,227 shares of Cardiac Science common stock which has been transferred to the original Survivalink shareholders. These settlement proceeds from the escrow account will be recorded against goodwill associated with the Survivalink acquisition.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth elsewhere herein.

General

               Sudden cardiac arrest (“SCA”) is the leading cause of death in the United States and Europe.  According to the Centers for Disease Control and Prevention (the “CDC”) approximately 450,000 people die annually in the U.S. from sudden cardiac arrest.  Of that number, approximately one-third die from SCA inside a hospital.  For every minute that passes from the onset of sudden cardiac arrest, a person’s survival rate decreases by 10% or more.  Clinical studies have shown that the average survival rate for individuals suffering SCA outside the hospital is estimated at 5% and for patients suffering SCA in-hospital is about 15% - a rate that has not changed since the 1960’s.    The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

               Our core technology platform consists of proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with proprietary biphasic defibrillation hardware and disposable defibrillation electrode technology to create the only fully automatic in-hospital cardioverter defibrillator, the “Powerheart® Cardiac Rhythm Module(the “CRM™”) and an automated public access defibrillator, (the “Powerheart® AED”) for use in out of hospital settings.  The RHYTHMx technology allows our line of defibrillators to:

•	continuously monitor a patient’s heart rhythms,
•	instantly and accurately detect the onset of life-threatening arrhythmias, and
•

in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product, advise the operator to deliver the therapy.

               Our initial product, the Powerheart AECD®, was introduced into the United States in February 2000.  This first generation product was replaced by our second-generation device, the Powerheart CRM, which received market clearance from the U.S. Food and Drug Administration (“FDA”) in February 2002. We began shipping the CRM in limited quantities in March 2002.  The Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture.  Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prophylactically attached to hospital patients and provide automatic defibrillation without human intervention.   The Powerheart CRM is a compact, portable, fully-automatic defibrillator, which utilizes a proprietary and patented biphasic defibrillation waveform and is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing and function as a stand-alone defibrillator, or in conjunction with existing third party patient monitoring systems.  We believe that the Powerheart CRM can create a new standard of care for hospitalized cardiac patients and significantly increase the survival rate of patients suffering sudden cardiac arrest.

               In September 2001, we acquired Survivalink Corporation, a Minneapolis, Minnesota based developer, manufacturer and marketer of automated public access defibrillators (“AEDs”) and related accessories and products.  These devices are portable, emergency defibrillators intended for use by minimally trained rescuers in the treatment of SCA in a wide variety of settings.   The Survivalink® AED is distinct from the competition and features one-button operation and pre-connected, interchangeable electrodes and RescueReady® self-testing capabilities that ensure that the battery, circuitry and electrodes are functioning properly.

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

               We own 69 issued patents and have 12 patent applications pending relating to our core defibrillation and software technology, wearable defibrillation technology, disposable defibrillation electrode pad technology and to the AED technology originally developed by Survivalink.  We believe strongly in the value of our intellectual property and intend to continue to file additional patent applications relating to our technology.

               We are highly focused on increasing revenue and gaining additional market share in the fast growing AED or public access defibrillation market in our domestic U.S. market as well as other countries around the world. We estimate that we currently hold approximately 25% of the worldwide market for AEDs, which we estimate will be approximately $175 million in 2002 and growing at a rate of 30% per year. According to the market analysis published by Frost & Sullivan in 2000, it is estimated that the worldwide market for AEDs will expand to over 250,000 units a year by 2006, accounting for over $650 million in annual market revenue.  Currently, we estimate that over 85% of the revenue generation from the worldwide AED market is attributable to the U.S. market with the balance coming from the nascent, but emerging, international AED market.

               Our multi-faceted growth strategy includes sales and marketing initiatives designed to take advantage of fast growing segments such as the U.S. corporate workplace market segment, municipal public access programs, schools, law enforcement, fire departments and government and continued increases in our direct and in-direct distribution channels. Our growth strategy is focused on offering what we believe is the easiest to use and most technologically sophisticated line of AEDs on the market.  We are currently marketing the Survivalink and Powerheart AEDs in the U.S. through our direct sales force and over 30 independent distributors.

               Since the acquisition of Survivalink in September 2001, we have tripled the size of our direct sales force. At the end of September, there were 55 direct sales persons and 8 sales managers in the U.S. and 8 employee sales managers supporting international distributors in overseas markets.  Internationally, we are selling our complete line of products, including our AEDs, through independent medical device distributors on a country-by-country basis with over 45 distributors selling the Company’s products in over 50 countries.

               Our strategy for the hospital based Powerheart CRM is centered on building an installed base of devices in order to maximize the potential recurring revenue associated from the sale of our proprietary, single use, disposable defibrillator electrode pads.  The Powerheart CRM is designed to utilize these defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours.  Our defibrillator electrodes feature proprietary “smart chip” technology, designed to ensure that only our electrodes will be used with the Powerheart CRM.  In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a  6 person direct sales force, supported by 7 clinical specialists.  We offer the Powerheart CRM to hospitals on a traditional outright purchase basis as well as on a “no-cap” program, which allows the customer to adopt the technology without up-front capital expenditure.  Under this model, we market the Powerheart CRM to U.S. hospitals directly, and agree to place units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly.  We believe this model will increase the rate of adoption of our Powerheart CRM technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes.

               Internationally, the Powerheart CRM is sold to end users via distributors.  We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers to increase the adoption rate for our in-hospital technology.

Nihon Kohden Corporation

               In January 2002, we entered into a strategic relationship with Nihon Kohden Corporation (“NK”) of Japan. NK is Japan’s largest medical device manufacturer and market share leader in emergency defibrillator and patient monitoring sales. The distribution and OEM agreement calls for us to supply NK, on an OEM private label basis, with our AED and Powerheart CRM. The agreement provides NK the exclusive right to sell our Powerheart CRM in Japan and the NK-branded monophasic and biphasic version AEDs in Japan and other worldwide markets. We also sell its monophasic version Survivalink®-branded AEDs in Japan to a local Japanese distributor. For the quarter ended September 30, 2002, sales of AEDs to NK accounted for less than 2% of our total revenue.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

               Net sales for the quarter ended September 30, 2002 were $13.6 million, an increase of $12.9 million as compared to $644,000 for the quarter ended September 30, 2001.  The increase in revenue in 2002 resulted primarily from the sale of approximately 4,400 AEDs and related accessories for $9.7 million resulting from the acquisition of Survivalink and approximately $3.6 million in emergency defibrillators and monitors resulting from the acquisition of Artema.

               For the quarter ended September 30, 2002, approximately 64% or $8.7 million of revenue was attributable to U.S. sales with 36%, or $4.9 million attributable to sales to independent medical device distributors in international countries. Worldwide sales of AEDs were $9.7 million or 71% of total third quarter revenue.  Sales of AEDs in the U.S. accounted for $8.4 million or 88% of total AED sales.  Of the U.S. AED sales, approximately 42% of sales were made to the U.S. corporate workplace segment, approximately 14% to first responders such as police and fire departments, approximately 39% to municipalities, schools, colleges, and military and 4% to the medical segment including office-based physicians, dentists and hospitals with the remaining balance of AEDs being sold to a wide variety of other customer types.

               Of the $4.9 million in international sales, 74% was attributable to sales of emergency defibrillators, patient monitors and related spare parts and accessories with the balance of approximately $1.3 million or 26% of international sales attributable to sales of AEDs and related accessories. Of the international AED sales, the United Kingdom and Japan accounted for approximately 47% of the revenue.

               Sales from Powerheart disposable electrodes increased $106,000 or 74% to $248,800 for the quarter ended September 30, 2002 compared to $142,800 for the comparable period in 2001.   Sales of Powerheart CRMs were $46,700 in the quarter ended September 30, 2002 compared to $134,600 for the comparable period in 2001.  This decrease was a result of the transition from our previous domestic distribution model to our strategy of placing Powerheart CRM units in exchange for sales of disposable electrodes. In the quarter ended September 30, 2002, a total of 114 CRMs were shipped under the “no cap” model bringing the total number of Powerhearts shipped under the “no cap” to approximately 600 units.

               Cost of goods sold for the quarter ended September 30, 2002 were $6,787,800 as compared to $1,785,700 for the quarter ended September 30, 2001.  Gross margins as a percent of total sales improved to 50% from 49% in the comparable period in 2001 excluding one time charges of $1.5 million for an inventory write down. Gross margins on sales of AEDs and related accessories were approximately 56% and gross margins on sales of emergency defibrillators and patient monitors were approximately 40%. The improvement in overall gross margin was primarily a result of a shift in the product mix to higher margin AEDs and accessories compared to a product mix of lower margin first generation Powerheart devices sold  in 2001 as well as cost reductions relating to the shutdown of our manufacturing facility in Denmark.

               Sales and marketing expenses were $4,505,400 which is 33% of net sales for the quarter ended September 30, 2002. This compares to sales and marketing expenses of $1,697,500 on revenue of $644,000 for the quarter ended September 30, 2001, an increase of $2,807,900.  The increase is a direct result of higher revenue in the quarter versus the same period last year and the expansion of the direct sales force associated with the acquisition of Survivalink.

               Research and development expenses for the quarter ended September 30, 2002 decreased $246,700 or 14% to $1,587,500, which is 12% of net sales, as compared to $1,834,200 for the quarter ended September 30, 2001.  This decrease is primarily a result of a reduction in product development and design costs of $84,400 and a reduction of $101,500 in supplies and materials due to the completion and launch of the Powerheart CRM in the first quarter of 2002, along with $236,200 in salary costs due to reduced headcount. These reductions were offset by an increase in consulting expenses of $131,200 and an increase in patent legal expenses of $58,000.

               General and administrative expenses increased $1,357,300 or 85% to $2,945,800, which is 22% of net sales, for the quarter ended September 30, 2002 as compared to $1,588,500 for the quarter ended September 30, 2001.  This increase was primarily a result of an increase in legal expenses from patent and licensing related matters of $657,600,  an increase in overall insurance premiums of $173,500, higher depreciation expense of $127,600 and $358,000 of additional international general and administrative costs associated with the acquisition of Artema.

               Amortization of goodwill and other intangibles increased $219,400 or 66% to $550,200 for the quarter ended September 30, 2002 from $330,800 for the quarter ended September 30, 2001.  The increase is primarily a result of amortization of identifiable intangibles from the Survivalink and Artema acquisitions, which were completed on September 26, and November 30, 2001, respectively, offset by the termination of the goodwill amortization beginning January 1, 2002 related to our acquisition of Cadent Medical due to the adoption of new accounting rules.

               Interest income decreased $1,325,000 to interest expense of $1,310,500 for the quarter ended September 30, 2002 compared to interest income of $14,500 for the quarter ended September 30, 2001.  The decrease was a result of interest expense from the senior promissory notes of $872,500 and non-cash interest expense of $493,900 from the amortization of the debt discount and debt issuance costs using the effective interest method, offset by interest income from cash on hand.

Nine months ended September 30, 2002 Compared to the Nine months ended September 30, 2001

               Net sales for the nine months ended September 30, 2002 increased $32.9 million to $35.8 million as compared to $2.9 million for the nine months ended September 30, 2001.  The increase in revenue in this period resulted primarily from the sale of approximately 11,600 AEDs and related accessories for $26.1 million resulting from the acquisition of Survivalink and $8.6 million of emergency defibrillators and monitors resulting from the acquisition of Artema. Sales of Powerheart disposable electrodes were $831,800 for the nine months ended September 30, 2002, which represents an increase of 163% from $316,300 in the comparable period in 2001. Sales of Powerheart CRMs and related accessories for the nine months ended September 30, 2002 were $231,900 compared to Powerheart equipment sales of $987,000 in the comparable period in 2001. The increase in sales of Powerheart disposable electrodes and the decrease in equipment sales was a result of the transition from our previous domestic distribution model to our strategy of placing Powerheart CRM units in exchange for sales of disposable electrodes.

               Cost of goods sold for the nine months ended September 30, 2002 were $18,364,500 as compared to $2,351,500 for the nine months ended September 30, 2001 excluding inventory write down.  Gross margins improved to 49% from 19% for the comparable period in 2001.  The improvement was primarily a result of the shift in product mix to the higher margin AEDs and accessories.

               Sales and marketing expense for the nine months ended September 30, 2002 was $11,971,200, which is 33% of net sales compared to $5,294,400 for the same nine months period in 2001. Sales and marketing expense increased $6,676,800 or 126% for the period. The increase is a direct result of higher revenue in the nine month period associated with the acquisition of Survivalink and the expansion of our direct sales force.

               Research and development expenses for the nine months ended September 30, 2002 decreased $1,678,200 or 26% to $4,757,700, which is 13% of net sales, as compared to $6,435,900 for the comparable period in 2001.

This decrease is primarily a result of a reduction in product development and design costs of $584,500 and $403,600 in supplies and materials due to the completion and launch of the Powerheart CRM in the first quarter of 2002 along with a $245,800 decrease in salary cost due to reduced headcount.  In addition, we recorded the recovery of a previously written off note receivable from Heartsine Technologies in the amount of $235,600 in the nine months ended September 30, 2002.

               General and administrative expenses for the nine months ended September 30, 2002 increased $3,666,900 or 76% to $8,473,600, which is 24% of net sales, as compared to $4,806,700 for the comparable period in 2001.  The increase is primarily a result of an increase in legal expenses mainly from patent and licensing related matters of $1,121,700, higher costs related to salaries, benefits and travel expenses of $744,200 due to an increase in headcount, an increase in overall insurance premiums of $471,000, higher depreciation expense of $391,800 and $969,000 of additional international general and administrative costs associated with the acquisition of Artema.

               Amortization of goodwill and other intangibles increased $615,900 or 62% to $1,608,700 for the nine months ended September 30, 2002 from $992,800 for the comparable period in 2001.  The increase is primarily a result of amortization of identifiable intangibles from the Survivalink and Artema acquisitions, which were completed on September 26, and November 30, 2001, respectively, offset by the termination of the goodwill amortization beginning January 1, 2002 related to our acquisition of Cadent Medical due to the adoption of new accounting rules.

               In the nine months ended September 30, 2002, we entered into a settlement agreement and mutual release with Medtronic Physio-Control (MPC).  Pursuant to this settlement agreement, MPC has agreed to forgive and release payment of $832,400 of the amount owing under the senior promissory note to MPC.  This gain of $832,400 reflected in operating income on our Statement of Operations for the nine months ended September 30, 2002.

               Interest income decreased $2,977,400 to interest expense of $2,791,000 for the nine months ended September 30, 2002 compared to interest income of $186,400 for the comparable period in 2001.  The decrease was a result of interest expense from the senior promissory notes of $1,160,000 and non-cash interest expense of $653,500 from the amortization of the debt discount and debt issuance costs using the effective interest method offset by interest income from cash on hand.

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

Liquidity and Capital Resources

               At September 30, 2002, we had cash and cash equivalents of $14.6 million and working capital of $22.9 million as compared to cash and cash equivalents of $15.8 million and working capital of  $12.4 million at December 31, 2001.  At September 30, 2002 our current days sales outstanding on accounts receivable was approximately 88.7 days.  From inception, our sources of funding for operations were derived from securities placements aggregating approximately $89 million. In 2001, we raised approximately $38 million in a series of private equity placements and through the exercise of outstanding options and warrants.    In the nine months ended September 30, 2002, we have raised $50 million from the sale of Senior Notes and Warrants.

               The Company anticipates that its current cash balance will be sufficient to meet the Company’s operating cash requirements through 2003.  From inception through September 30, 2002, the Company incurred losses of approximately $89.4 million.  Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Additionally, the transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned $50 million to the Company.  The Company in turn repaid the $26,467,600 plus accrued interest in senior promissory notes relating to the Survivalink acquisition.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

               This Quarterly Report on Form 10-Q and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performances, intentions, objectives, plans, and expectations that are deemed to be "forward-looking statements," including statements regarding:

  products under development;

  technological and competitive advantages;

  timetable for commercial introduction of our products;

  our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;

  markets, demand for our services, purchase orders and commitments;

  strategic alliances;

  the competitive and regulatory environment;

  planned integration of technologies with products; and

  marketing strategies.

               Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as “believe,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

               Interest Rate and Market Risk.  Our exposure to market risk for changes in interest rates relates primarily to our line of credit held by our Danish manufacturing subsidiary.  The interest rate on this line is variable and adverse movements in interest rates may expose us to interest rate risk.  We do not use derivative financial instruments in our investment portfolio.  We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk.  We attempt to mitigate default risk by investing in only the safest and highest credit quality securities.  At September 30, 2002, we invested our available cash in money market securities of high credit quality financial institutions.

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

Item 4.      Controls and Procedures

               Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

               Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.”  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information to be included in our periodic SEC filings.

               Changes in internal controls.  There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

CARDIAC SCIENCE, INC.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

On March 27, 2002 we filed a patent infringement suit against Zoll Medical Corporation.  Our suit alleges that Zoll’s new automated external defibrillator sold under the name “AED Plus,” infringes our United States Patent numbers 5,579,919 and 6,125,299, entitled “Medical Electrode Packaging Technology,” and “AED with Force Sensor,” respectively.  The case is currently pending.

In the course of normal operations the Company is involved in litigation arising from commercial disputes and claims of former employees and product liability claims, none of which management believes will have a material effect on the Company’s consolidated financial position or results or operations.

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Mat ters to a Vote of Security Holders

On September 9, 2002, the Company held an annual meeting of the stockholders.  Seven persons, six of whom were existing members of the Board of Directors, were nominees for election at the annual meeting.  All of the following persons were elected as directors at the annual meeting:

Name	Votes For	Votes Against	Abstentions	Broker Non-votes

Howard L. Evers	41,607,751	2,465,000	6,297,654	—
Raymond W. Cohen	44,146,534	2,465,000	3,758,871	—
Peter Crosby	49,703,440	—	666,965	—
Raymond E. Newton III	49,701,890	—	668,515	—
Robert Carpenter	49,701,940	—	668,465	—
Brian Dovey	49,599,940	—	670,465	—
Erich Sager	49,701,940	—	668,465	—

Proposals voted on at the annual meeting were:

1.	To amend our Restated Certificate of Incorporation, as amended, to increase our authorized shares of Common Stock from 100,000,000 shares to 160,000,000 shares, to provide for the

Company’s future working capital and for other corporate uses.

2.	To elect seven members to the board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

3.

To approve an amendment to our 1997 Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 8,800,000 shares to 11,000,000 shares in order to provide an adequate pool of stock options for existing and future employees.

4.	To ratify the selection of the Board of Directors of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2002.

The following table shows the matters voted upon except election of the Directors which is detailed above, votes cast for, against or withheld as the number of abstentions and broker non-votes.

Matter	Votes For	Votes Against	Abstentions	Broker Non-votes

Proposal 1	47,009,337	835,565	2,525,503	—
Proposal 3	48,410,214	1,666,318	293,873	—
Proposal 4	50,243,538	89,681	37,186	—

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits:

Exhibit 99.1 Certification of Periodic Report
Exhibit 99.2 Certification of Periodic Report

	b)	Reports on Form 8-K:

Form 8-K, filed on June 6, 2002 relating to the Senior Note and Warrant Purchase Agreement with Perseus Acquisition/Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund L.P. and Cardiac Science Co-Investment, L.P. (collectively, the “Perseus Funds”), pursuant to which the Perseus Funds loaned $50 million to the Company.

Form 8-K, filed on October 21, 2002 related to the press release discussing the results of the third quarter and nine months ended September 30, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CARDIAC SCIENCE, INC.

Date: November 14, 2002	/s/ RODERICK DE GREEF

Roderick de Greef (Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Raymond Cohen, Chief Executive Officer of Cardiac Science, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cardiac Science, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RAYMOND W. COHEN

Raymond W. Cohen Chief Executive Officer

CERTIFICATIONS

I, Roderick de Greef, Chief Financial Officer of Cardiac Science, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cardiac Science, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RODERICK DE GREEF

Roderick de Greef Chief Financial Officer