Form 10-K
period 2002-12-31
CARDIAC SCIENCE INC
filed 2003-03-31
CIK 876188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal Year Ended December 31, 2002

OR

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number 0-19567

CARDIAC SCIENCE, INC.

(Exact Name of registrant as specified in its Charter)

Delaware	33-0465681
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16931 Millikan Avenue, Irvine, California 92606

(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number (949) 587-0357

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K:  ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 28, 2002, as reported by the Nasdaq National Market System, was approximately $196,870,000. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

There were 66,978,256 shares of the registrant’s Common Stock outstanding as of March 28th, 2003.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Overview

Cardiac Science is a leading developer, manufacturer and marketer of life-saving public access defibrillators, or automated external defibrillators (“AEDs”), and unique therapeutic patient monitor-defibrillators that instantly and automatically treat cardiac patients with life-threatening heart rhythms and those that suffer sudden cardiac arrest (“SCA”). More than 450,000 Americans die each year from SCA, making it the leading cause of death in both the United States and Europe. According to the American Heart Association (“AHA”), an estimated 95% of SCA victims die before reaching the hospital. For victims of SCA, survival is directly linked to the amount of time between the onset of SCA and receiving a defibrillation shock, so that for every minute’s delay until defibrillation, a victim’s chance of survival is reduced by approximately 10%. Additionally, the average survival rate for patients suffering an in-hospital SCA-event, is estimated to be 20%—a rate that has not improved since the 1960s.

Our proprietary software technology, RHYTHMx®, and biphasic energy delivery system, STAR® Biphasic, form the basis of our line of automated external defibrillator products—the Powerheart AED®—and our unique therapeutic monitor-defibrillator—the Powerheart® Cardiac Rhythm Module®, or Powerheart® CRM®. Our products and technology are designed to effectively treat victims of SCA in the shortest time frame possible, thereby significantly increasing a victim’s chance of survival. Once the electrodes of our Powerheart AED are placed on a patient, our device instantly and accurately detects the presence of any life-threatening arrhythmias and will advise the user to deliver a shock if required. In the case of our bedside Powerheart CRM, which continuously monitors a patient’s heart rhythms, in the event of a life-threatening arrhythmia, our CRM can automatically deliver a potentially life-saving shock to the patient, without any human intervention.

We are active in new product development initiatives, including expanding our existing product line, as well as integrating our RHYTHMx and STAR Biphasic technology into new cardiac resuscitation product platforms. We have a portfolio of 70 issued patents relating to our core technology and products.

In September 2001, we acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis, Minnesota-based manufacturer of AEDs. The acquisition of Survivalink enabled us to enter the rapidly growing AED marketplace, which we estimated to have worldwide sales of $155 million in 2002 and, according to Frost & Sullivan, is expected to grow to approximately $650 million in sales by 2006.

In November 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB, (“Artema”) a Swedish based developer, manufacturer and marketer of standard hospital-based emergency defibrillators and patient monitoring equipment, which also had operations in Denmark.

In May 2002, we placed $50 million in 6.9% senior notes due May 2007 with Perseus, LLC, a merchant bank and private equity fund management company. We used the proceeds from this financing to retire $27 million in short term notes issued in connection with our acquisition of Survivalink and for working capital purposes. The interest on the notes accrues, but is not payable until May 2005. As part of the placement, the investors also received warrants to purchase 10 million shares of our common stock at $3.00 per share and warrants to purchase 3 million shares of our common stock at $4.00 per share.

Our corporate headquarters are located in Irvine, California, and our manufacturing facility is in Minnetonka, Minnesota. Our international headquarters are in Copenhagen, Denmark. Our Irvine headquarters is located at 16931 Millikan Avenue, Irvine, CA 92606 and the telephone number is (949) 587-0357.

Business Strategy

Our primary business objectives include becoming the market leader in the rapidly growing global AED marketplace and increasing the adoption of our in-hospital Powerheart CRM product, in order to generate consistent revenue growth and to achieve profitability. We expect that by focusing on the following core strategies, we will be able to achieve our primary objectives:

•	Continue to Capture Market Share in the Fast Growing AED Market—We estimate that the market for AEDs in the U.S. is growing at approximately 30% per year with some international markets growing even faster. According to Frost & Sullivan, the AED market is expected to exceed $650 million globally in 2006. In 2002, we estimate that we increased our market share to 25% at year end as compared to 15 to 17% in the beginning of the year. In 2003 and beyond, we intend to continue to increase our market share by offering customers what we believe is the easiest to use and most technically sophisticated AED on the market, and by continuing to expand and leverage our 55-person U.S. direct AED sales force. In addition, we intend to aggressively increase the number of U.S. market specific distributors, establish direct sales operations in certain key international markets, and enter into additional OEM agreements similar to the Nihon Khoden relationship.

•	Continued COGS Reductions—During 2002, we were able to decrease the cost of goods on our Powerheart AED by 19%. In 2003 and beyond, we will continue to focus on cost of goods reductions in order to improve AED gross margins and be in a position to effectively mitigate whatever price erosion the market may realize. We will also focus on cost containment in general in order to achieve the maximum operating leverage from the anticipated increases in revenue.

•	Increase the Adoption of our Powerheart CRM—Our therapeutic monitoring product, the Powerheart CRM, is the only hospital bedside monitor defibrillator cleared by the FDA for attachment and continuous monitoring of patients at risk of life-threatening arrhythmias and delivery of a potentially lifesaving shock without human intervention. It has the potential to become a new “standard of care” in the treatment of in-hospital SCA. We expect to increase adoption of this product line in 2003 and beyond by:

•	Expanding our distribution network in the U.S. through regional distribution agreements with established medical supply companies,

•	Focusing our U.S. direct sales and clinical specialists on key, high visibility hospital accounts.

•	Funding clinical studies at recognized hospitals for publication in peer-reviewed medical journals to further support the clinical efficacy, improved patient outcomes and cost effectiveness of our Powerheart CRM.

•	Expand the Use of Our Core Technology Through Partnerships—In 2002, we entered into several licensing arrangements which covered certain aspects of our core technology and proprietary AED feature set. We intend to continue to seek out additional strategic relationships and licensing arrangements in order to increase our royalty revenue stream and expand the use of our technology.

•	Product Improvement and Development—In 2002, we introduced our Powerheart CRM and the Powerheart AED; both significant improvements over previous generation models in terms of functionality and cost of goods. We are committed to continuing to improve and update our own product line, and will release a lower cost, enhanced feature set Powerheart AED in the second half of 2003. In addition, we will continue to explore ways in which our core technologies can be incorporated into other, third party monitoring and defibrillation platforms.

Sudden Cardiac Arrest

The Prevalence of SCA

Sudden Cardiac Arrest is the leading cause of death of Americans. Each year, more than 450,000 people in the U.S. die from SCA, more than the number of Americans killed in World War II, the Korean War and Vietnam, combined. Brain damage can start to occur in just 4-6 minutes after the onset of SCA, and death can occur in minutes if the SCA victim receives no treatment. External defibrillation is the only known treatment, but it must occur as soon as possible after the onset of SCA in order for it to be effective.

The Heart

The heart has four chambers, the two upper, smaller chambers are called the left and right atria and the two lower, larger and stronger chambers are referred to as the left and right ventricles. Blood is pumped throughout the circulatory system by a series of highly coordinated contractions of the heart’s four chambers. If these contractions do not occur in a synchronized manner, then the transportation of blood throughout the body is diminished. Under normal conditions, an electrical impulse is initiated in a bundle of highly specialized cells located in the right atrium. This bundle of cells, referred to as the sinus node, is also appropriately known as the heart’s natural pacemaker. From the sinus node, this electrical current moves across a specific path in the atria, and to the ventricles, causing the chambers to contract and pump blood. If the heart is to beat properly, then the electrical current, beginning in the atria, must follow a precise path so that the heart’s chambers beat in a synchronized and coordinated fashion.

Arrhythmias

If the heart deviates from this normal series of electrical impulses, then abnormal heart rhythms result, and the ability of the heart to effectively pump blood throughout the circulatory system is diminished. Although some arrhythmias are short in duration and have little effect on the heart’s normal rhythm, arrhythmias that last for some time may cause the heart to beat too fast—tachycardia—or too slow—bradycardia. If tachycardia originates in the ventricles, it is referred to as ventricular tachycardia (“VT”), otherwise it is known as supraventricular tachycardia (“SVT”). Tachycardia in the ventricles requires prompt treatment. VT may result from serious heart disease and can be treated with medicines and by treating the cause.

While atrial fibrillation and bradycardia, as described below, are serious conditions affecting heart rhythm and effectiveness, it is the first type of arrhythmia described below, ventricular fibrillation, that is immediately life threatening and must be corrected by defibrillation to prevent sudden cardiac death. Our products are capable of diagnosing all of these cardiac conditions and applying therapy to reestablish regular heart rhythm. Our technology and devices are designed to detect and treat the three types of arrhythmia.

Ventricular Fibrillation and SCA

Ventricular fibrillation (“VF”) is a lethal form of arrhythmia in which disordered electrical activity in the heart causes the ventricles to contract in a rapid, unsynchronized, uncoordinated fashion. With the onset of VF, little or no blood is pumped from the heart to the brain and vital organs, resulting in collapse and sudden death unless medical help is provided immediately. This loss of heart function is known as sudden cardiac arrest and to prevent death, the only treatment remains defibrillation—the application of an electric shock to resynchronize the heart’s disordered electrical activity to a normal rhythm.

Atrial Fibrillation

Atrial fibrillation occurs when the atria emit uncoordinated electrical signals, causing the atrial chambers to contract too fast, pumping blood unevenly. Although the heart beat will be irregular, these electrical signals will not always be transmitted to the ventricles, still allowing the ventricles to continue to pump blood throughout the circulatory system. Although AF is not life threatening, it can eventually lead to SCA and to other problems, including chronic fatigue, congestive heart failure and stroke. According to the AHA, patients with AF are five times more likely to suffer a stroke and 15% of all strokes occur in people with AF. More than two million Americans currently suffer from AF.

Cardioversion and drug therapy are the common treatment modalities for AF. Cardioversion therapy is applied by a defibrillator which delivers an electric shock that is synchronized with a patient’s heartbeat, returning the atria to its normal rhythm. Our Powerheart CRM and Powerheart AEDs both have cardioversion capability.

Bradycardia

Bradycardia occurs when the heart beats too slowly, generally less than 60 beats per minute, depending on age. Bradycardia can cause fatigue, dizziness, lightheadedness and fainting. It is treated on an emergency basis through the administration of drugs or invasive temporary pacing, in which a wire is inserted into the heart to deliver a current, or noninvasive temporary pacing, where external electrodes are attached to a patient deliver an electrical stimulus. Our Powerheart CRM is noninvasive pacing capable.

Where does SCA Strike?

Factors contributing to the onset of SCA include coronary heart disease, drug abuse, respiratory arrest, electrocution, drowning, choking and trauma. Death from SCA is sudden and unexpected, occurring without warning or immediately after the onset of symptoms. The AHA estimates that 50% of SCA victims have no prior indication of heart disease—their first symptom is SCA. And for those with a known history of heart attacks, the chance of sudden cardiac death is four to six times greater than the that of the general population.

According to the AHA, almost 60% of SCA incidents are witnessed. It is estimated that an alarming 95% of SCA victims die before reaching the hospital. Survival is directly linked to the amount of time between the onset of SCA and defibrillation: a victim’s chances of survival are reduced by approximately 10% with every minute of delay until defibrillation.

Average response time for emergency personnel to arrive on scene in the U.S. is approximately 8 –12 minutes after calling 911. The average time from collapse to providing defibrillation varies widely across the country. Communities with public access defibrillation (“PAD”) programs in place, where AEDs are placed in public buildings, at sporting events and in emergency vehicles, response times are significantly reduced. In some of these cities, when the first shock is delivered within 3-5 minutes, the reported survival rates from SCA are as high as 48% to 74%. Other studies show that police equipped with AEDs can cut response times to SCA victims by about three minutes when compared to historical response times, significantly improving a victim’s chance of survival.

Our Products

All of our products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our STAR Biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA. We have integrated our core technology, along with other proprietary technology that we have developed, into multiple physical embodiments, including our Powerheart AED and Powerheart CRM. We also sell disposable products, including our proprietary disposable defibrillator electrodes, and are active in licensing our core technology to third-parties for integration into additional products.

Our RHYTHMx Technology

Our proprietary RHYTHMx technology allows for the detection and identification of life-threatening arrhythmias and, in the case of our CRM, automatic delivery of the appropriate, measured therapy, or in the case of our Powerheart AED, instructions to deliver the appropriate shock. Our patented RHYTHMx software algorithm offers the unique ability of filtering noise and artifact from a patient’s electrocardiogram (“ECG”) signal without compromising its ability to correctly identify heart rhythms that are life-threatening—shockable, or non-life-threatening—non-shockable.

RHYTHMx begins by filtering the patient’s ECG signal to reduce noise artifact and then detects the heart’s QRS complexes in conjunction with the patient’s heart rate. The heart’s ECG signals contain wave shapes that are referred to as P-QRS-T waves. While a normal heartbeat contains each of these wave shapes, in the case of the chaotic and disorganized rhythm of ventricular fibrillation, these wave shapes—or QRS complexes—are absent or indistinguishable. If the heart rhythm is considered shockable by RHYTHMx, and it persists, then a shock is indicated. Further analysis by RHYTHMx, which occurs in a fraction of a second, classifies the shockable rhythm as requiring a synchronous shock—in the case of a life-threatening VT—or an asynchronous shock—in the case of life-threatening VF.

Clinical results with our RHYTHMx technology demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (correct identification of non-shockable rhythms). The average time to first shock was 21 seconds and normal rhythm was restored by the device’s first shock in 96.2% of the cases. These results were based on data from a multi-center clinical trial conducted between February 1993 and May 1997 using early versions of our original Powerheart device. The trial was divided into two phases, with 155 patients enrolled and 104 patients tested, at Arizona Heart Institute, University of California Irvine Medical Center and University of Southern California Medical Center. We received FDA clearance to market RHYTHMx technology as a standalone device in August 1998.

Another study, the European Powerheart Trial, was presented during the “late breaking” clinical trial session of the North American Society of Pacing and Electrophysiology at San Diego in May 2002, and was subsequently published in the Journal of the American College of Cardiology. In the study, 117 patients in 10 European medical centers in Germany, Spain, Italy and Finland were monitored. The patients included 51 at risk of cardiac arrest located in special monitoring wards (intensive or coronary care units or in the emergency room), and 66 who were undergoing electrophysiological testing or implantation of cardioverter-defibrillators because of suspected or documented ventricular tachyarrhythmias. During a total of 1,240 hours of testing, there were no adverse events, with 1,988 heart rhythm events documented and 115 of those requiring treatment through defibrillation. The mean response time of our Powerheart device was 14.4 seconds. The trial’s investigators concluded that our Powerheart device is safe and effective in detecting, monitoring and treating spontaneous arrhythmias and that the use of the device will shorten response times and significantly improve the outcome of patients with in-hospital cardiac arrest.

Our platform RHYTHMx technology is integral to our Powerheart CRM and Powerheart AED. We also license our RHYTHMx technology for use in defibrillators to selected partners worldwide.

Our STAR Biphasic Technology

Our STAR (“Self-Tracking Active Response”) Biphasic waveform technology allows our defibrillator devices—the Powerheart CRM and Powerheart AED – to deliver the most effective therapy possible by delivering an optimized amount of energy in response to SCA. STAR Biphasic quickly assesses the unique characteristics of a patient and customizes the defibrillation energy they receive.

The STAR Biphasic waveform treats cardiac patients individually, based on three important characteristics: impedance, defibrillation threshold and cellular response.

Impedance is the number one difficulty in delivering current to the heart in external defibrillation. Tissue such as skin, fat, muscle and bone, surround the heart and impede the flow of energy delivered by a defibrillator. Impedance varies from person to person and in order to optimize energy delivery, adjustments must be made for a patient’s impedance. Our STAR Biphasic waveform technology provides optimized energy delivery by measuring a patient’s impedance and customizing a waveform to deliver the most effective defibrillation energy. This customization occurs for even the most difficult high-impedance patients. STAR Biphasic technology delivers optimal therapy for every patient.

Defibrillation threshold (“DFT”) is defined as the minimum current required to defibrillate the heart and establish normal rhythm. DFT varies from person to person, based primarily on a person’s anatomy, disease condition and metabolic state of the heart. Failure to exceed a patient’s DFT means failure to defibrillate a patient’s heart. STAR Biphasic technology automatically escalates defibrillation energy to ensure that a patient’s DFT is exceeded as rapidly as possible.

During the delivery of any defibrillation shock, the cell membranes of the heart are charged, until the cells depolarize. This allows normal electrical pathways to reestablish control and produce a coordinated rhythm. If any residual charge remains on the cells, i.e., they do not fully depolarize, then refibrillation may occur. The STAR Biphasic waveform has been uniquely designed to neutralize any residual charge through a process of charge balancing. STAR Biphasic precisely controls the energy delivered in the first phase of defibrillation and balances any residual cellular charge during the second phase of defibrillation. By neutralizing the residual charge, STAR Biphasic minimizes the likelihood of refibrillation and provides the optimal environment to defibrillate the heart.

The STAR Biphasic waveform was validated in a clinical trial led by researchers at the Cleveland Clinic and Cedars-Sinai Medical Center. This multi-center study, designed according to FDA guidelines, determined that the STAR Biphasic waveform was safe and effective. The study’s high success rates resulted in statistically significant results with a smaller sample size than initially expected.

In addition to the use of STAR Biphasic waveform technology in our defibrillator devices, we also license this technology to selected partners internationally.

The Powerheart AED

Our Powerheart Automated External Defibrillator (“Powerheart AED”), powered by our RHYTHMx and STAR Biphasic technology, is the only AED that can provide continuous monitoring capabilities during and after SCA, protecting the victim against the reoccurrence of another life-threatening arrhythmia following resuscitation.

Reflecting the merger of Survivalink and Cardiac Science in September 2001, our Powerheart AED combines industry-leading AED expertise with advanced arrhythmia detection technology. In 2002, our Powerheart AED represented 70% of our company-wide device sales and has been deployed at such companies as Harrah’s Entertainment, Coca Cola, General Electric, Procter & Gamble, Exxon, Pepsi, Anheuser Busch and Merrill Lynch. Our Powerheart AED has also been chosen by many local governments and municipalities for use in respective community PAD programs, the United States Navy, Army and Air Force, as well as by numerous schools and educational facilities throughout the U.S.

We believe that our Powerheart AED offers the following competitive advantages:

•	Our innovative RHYTHMx technology provides continuous monitoring capability and our STAR Biphasic waveform technology allows for customized defibrillation and escalating variable energy delivery.

•	Pre-connected electrodes save time and ensure the AED is ready at time of rescue.

•	Our patented RescueReady® technology tests not only the battery and system components, but also verifies that the pre-connected disposable electrodes are properly functioning.

•	Clear, concise voice prompts guide the user through the rescue process and our exclusive one-button operation eliminates confusion and uncertainty.

Our proprietary self-testing Powerheart AED defibrillator electrodes are interchangeable for body placement and are supplied pre-gelled with a self-adhesive. We have also developed and are marketing our proprietary

FDA-cleared pediatric defibrillation electrode system, designed for use with our Powerheart AED, to deliver reduced defibrillation energy to infants and children up to 8-years old, or up to 55 lbs. These innovative pediatric electrodes are suitably sized for a child’s smaller torso—less than half the size of our adult AED electrodes.

We anticipate that we will launch a new version of the Powerheart AED in the second half of 2003. This next generation AED device is anticipated to have upgraded features and optimized internal componentry, which are expected to result in a significant reduction in the cost of goods.

The Powerheart CRM

The chances of survival for a patient suffering SCA in a hospital remains at less than 30%. Because the time it takes to defibrillate patients, even under monitored conditions, has remained between 3 to 5 minutes, this survival rate has not changed in the last 40 years. And those that do survive are typically faced with a longer and more expensive hospital stay.

The Powerheart CRM, attached to patients via our disposable defibrillator electrodes, continuously monitors a patient’s cardiac rhythm, and if a life-threatening arrhythmia is detected, automatically delivers a life-saving defibrillation shock within seconds and without human intervention.

Therapeutic monitoring with the Powerheart CRM offers cardiac patients the best chance of survival from SCA and represents a potential new standard of care for medical facilities worldwide. In December 2001, we received clearance from the FDA to market the Powerheart CRM to medically supervised environments such as hospitals, medical and dental surgery centers, physician offices, clinics and nursing homes in the United States. We have also received the necessary approvals to market the Powerheart CRM in Europe, Canada, Australia and other regions around the world. Our Powerheart CRM is in numerous hospitals worldwide.

Our Powerheart CRM is a therapeutic monitor incorporating state-of-the-art technology that offers medical facilities the following features and benefits:

•	Powerheart CRM provides reliable, continuous monitoring, detection and treatment of life-threatening arrhythmias.

•	Biphasic waveform technology customizes defibrillation energy to deliver optimal therapy for each patient.

•	Non invasive external pacing.

•	The Powerheart CRM’s compact modular design and battery back-up allows for multiple mounting options at the bedside and uninterrupted operation in any hospital setting. The Powerheart CRM’s footprint measures 11 inches x 4 inches x 8.25 inches and weighs only 11.5 pounds.

•	User friendly programmable interface software and control buttons permit simple operation and a color LCD provides exceptional viewing and resolution. The Powerheart CRM can operate in manual, advisory or fully automatic modes.

We also market our proprietary disposable defibrillator electrodes for use with the Powerheart CRM. These disposable defibrillator electrodes provide reliable ECG monitoring, defibrillation and external pacing performance and offer reduce motion artifact caused by patient movement. The compact design and radiotransluscence of the Powerheart CRM disposable defibrillator electrodes also allows clearer views of the chest under x-ray and fluoroscopy and a new hydrogel adhesive reduces the potential for skin irritation.

The Diascope G2 and G2 Central Monitoring Station

Marketed internationally, our Diascope G2 is a compact, transportable vital signs monitor designed for use in hospitals and day surgery units. The Diascope G2 monitor can be used as a bedside monitor for use with acute, step down, sub-acute, recovery room and emergency patient care wards, and as an intra-hospital transport monitor.

The Diascope G2 is a second generation monitor that has evolved out of a portfolio of patient monitors and emergency defibrillators that we acquired from Artema Medical in December 2001.

The Diascope G2 patient monitor offers exceptional value and performance with the following characteristics:

•	Multi-parameter ready, including multi-lead ECG, arrhythmia and ST segment analysis with pacemaker detection, respiration, pulse oximetry, non-invasive blood pressure and temperature.

•	Optional parameters include invasive blood pressure, cardiac output, end-tidal CO2 and multi-gas analysis for anesthesia monitoring.

•	Large, easy to see non reflective high-resolution screen that can display up to eight waveforms.

•	User friendly interface control system, incorporating use of a rotating control knob and dedicated function keys for quick and simple monitor operation.

•	Designed for use on adults, pediatric and neonatal patients for bedside, operating room and intra-hospital transportation.

•	Comprehensive event review monitoring with built-in 72-hour graphical and tabular trends of all monitored parameters with minimum of 30 seconds of full disclosure.

Also marketed internationally, our G2 central monitoring station is designed to be configured to support either a centralized multi-departmental monitoring mode linking multiple patient care wards to a common central station, or can be networked to operate in a decentralized patient ward specific central monitoring station.

•	The key features of the Diascope G2 central monitoring station include:

•	Intuitive user interface. Data from up to 16 patients can be simultaneously displayed on-screen or printed.

•	Up to 48 Diascope G2 monitors can be networked together to a single central station.

•	Real-time patient data, parameter alarms, arrhythmia alarms, as well as 72 hour full disclosure provide a complete picture of a patient’s physiological status.

•	Extensive patient management features, including patient admittance, transfer and discharge, and the ability for ad-hoc patient history information queries.

Our Markets

We segment the market for our devices and technology into four principal categories: AEDs, in-hospital therapeutic monitoring-defibrillation (Powerheart CRM), patient monitors sold internationally and technology licensing.

AED Market Segments

In 2002, we estimate the worldwide AED market was approximately $155 million, with the U.S. AED market, comprising 85% of the worldwide market, growing at approximately 30% with faster growth recorded in certain international markets. We expect the worldwide market for AEDs in 2003 to be between $200 million to $220 million, which we believe will expand at a more rapid pace in 2004 and beyond as international markets become a larger proportion of the overall market for AEDs.

We estimate that we now hold approximately 25% worldwide market share in AEDs, up from 15% to 17% at the end of 2001. Medtronic Physio-Control, a wholly owned subsidiary of Medtronic, Inc. and Philips Heartstream, a division of Philips, we estimate each hold a worldwide market share of between 30% to 33%. We believe that we are the leader in two of our market segments, the schools and education segment and the U.S. corporate workplace market. The following are our market segment highlights:

•	In the U.S. corporate workplace market segment, we estimate that only 1% of U.S. corporations have AEDs. 33% of our AED sales were from this segment and we estimate our market share to be in excess of 35% in the corporate AED market segment.

•	Only 1-3% of schools in the United States have AEDs and to date only New York and the state of Pennsylvania have mandated deployment of AEDs in public schools. We estimate our market share at greater than 40% in this market segment, where we generated 22% of our AED sales.

•	We believe we are the market leader in the Japanese AED market due to our strategic partnership with Nihon Kohden. We also have more than 40 distributors in all major world markets, and we continue to focus our sales and marketing efforts on growing our market share in the three largest and fastest growing global markets, Japan, Germany and the U.K. We estimate the international market for AEDs accounts for 15% of worldwide AED sales. International sales represented 14% of our 2002 AED sales.

•	In the fire, police and EMS market segment, only 10-15% of the estimated 210,000 police, Sheriff and Highway Patrol vehicles carry AEDs and approximately 25% of an estimated 75,000 fire vehicles are equipped with AEDs. Sales in this segment represented 14% of our total 2002 AED sales.

•	The PAD market segment includes the U.S. government, municipalities, and community PAD programs. Despite legislation mandating deployment in all 17,000 Federal government buildings, it is estimated less than 3% have installed AEDs. Moreover, we estimate only 5% of U.S. cities have implemented PAD programs. This segment accounted for 12% of our 2002 AED sales.

•	The medical segment includes physician and dental offices and hospitals. We estimate less than 5% of an estimated 200,000 physician and dental offices have AEDs and only a small percentage of the 6,600 hospitals have AEDs available. About 5% of our AED sales in 2002 were to the medical market segment.

In-Hospital Therapeutic Monitoring-Defibrillation (Powerheart CRM)

Traditionally, hospitals have deployed manual or semi-automatic defibrillators to treat SCA victims. Standard defibrillators require supervision by highly skilled medical personnel to analyze and interpret the patient’s electrocardiogram and to manually deliver a shock using handheld paddles. Standard defibrillators are typically positioned in the hospital at locations such as critical care and cardiac care units, emergency and operating rooms and electrophysiology labs. We estimate that there are 6,000 hospitals in the United States.

Despite the availability of standard defibrillators to treat SCA in hospitals, numerous hospital studies have documented delays of five minutes or more between the onset of cardiac arrest to the arrival of the first medical team member. Clinical studies show that the average survival rate of patients who have an in-hospital SCA is between 15% and 25%—a rate of survival that has not improved since the 1960s. We believe that our Powerheart CRM is well positioned to provide hospitals with a therapeutic monitoring alternative which will result in an increase in survival rates and a reduction in patient care costs.

Technology Licensing

We are seeking strategic relationships with third parties to license our RHYTHMx and STAR Biphasic proprietary technologies for use in patient monitoring type devices.

During 2002, we entered into three separate licensing agreements with Zoll Medical, Inc., Lifecor, Inc and Innomed Medical Co. We licensed our STAR Biphasic technology for use into standard emergency defibrillators for sales internationally and licensed certain patents relating to wearable defibrillators and other proprietary features of our AEDs, as well as licensing of our platform RHYTHMx technology. In consideration for these licenses we received cash and ongoing royalty payments.

AED Market Drivers

SCA kills approximately 450,000 people in the United States each year. A few minutes after the onset of SCA, brain damage can start to occur and death will result unless the victim’s heart is shocked back into rhythm by a defibrillator. According to the AHA almost 60% are witnessed by a bystander. Moreover, the AHA currently estimates that 95% of SCA victims die before reaching the hospital. Communities that strategically place AEDs in public buildings, arenas and emergency vehicles can significantly reduce response times. In these communities where bystanders or first responders can defibrillate a victim within three to five minutes, the reported survival rates from SCA are as high as 48% to 74%.

There is now widespread acknowledgement and increasing awareness that AEDs save lives and can be safely used by lay people. The AHA has publicly encouraged widespread deployment of AEDs through community AED programs.

Legislation is a key market driver, and numerous AED-related bills have been introduced at the Federal level and in State governments in the past two years, which we believe will facilitate the growth of new and existing markets for AEDs:

•	In 2000, the 106th Congress of the United States passed the Cardiac Arrest Survival Act, which directs placement of AEDs in all federal buildings in order to improve survival rates of SCA victims in those buildings and establishes protections from civil liability arising from the emergency use of AEDs.

•	The Rural Access to Emergency Devices Act, signed into law in 2000, authorized the spending of $25 million in federal funds over three years to help rural communities purchase AEDs and to provide training on how to use them.

•	In 2001, the Office of Management and Budget directed the Occupational Safety and Health Administration (“OSHA”) to consider whether promotion of AEDs should be elevated to a priority. In response, OSHA issued a technical bulletin encouraging all employers to consider making AEDs available in the workplace. According to OSHA, 13% of all workplace fatalities are attributable to SCA

•	The Community Access Emergency Defibrillation Act of 2001 was added to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and was signed into law in June 2002. The Act provided federal funding for implementation of PAD programs.

•	In 2002, the New York State Legislature passed laws requiring public school facilities, regardless of size, to retain at least one AED on school premises. Currently, seven other states are considering legislative alternatives to either recommend or mandate the use of AEDs in schools and certain other facilities and public places.

•	State of Illinois House Bill 43, was passed on March 5, 2003 creating the Physical Fitness Facility Medical Emergency Preparedness Act which requires various physical fitness facilities, including (i) facilities owned or operated by a unit of local government or by a school, college, or university, (ii) golf courses, and (iii) health or fitness clubs, to have on its premises at least one AED and a trained AED user.

Sales and Marketing

In 2002, we expanded our AED marketing and distribution efforts into the U.S. corporate workplace segment and the schools market segment. As a result of this effort, we believe that we are the market leaders in those segments. We currently have 55 direct AED sales people in the United States, an increase of 38 sales personnel compared to a year ago and also have over 30 distributors focusing on certain domestic market segments.

Outside the U.S., we distribute the Powerheart AED through 40 international distributors and have a presence in all major foreign markets. Our international distribution channel is managed from our Copenhagen office by a group of eight sales managers who each have sales responsibility for certain regions of the world. This international sales group is also responsible for sales of our G2 patient monitor products.

A key part of our sales and marketing strategy is to align ourselves with strong strategic distribution partners who have the market presence to gain and control a dominant share of their respective markets. We believe the competitive advantages of our AED product combined with market-leading distribution capabilities will allow us to grow revenue and gain market share.

We currently have 12 direct sales people and clinical specialists supporting our CRM sales and marketing effort, and also utilize distributors in certain regions in the United States and internationally. Our CRM sales and marketing strategy emphasizes the potentially large recurring revenue associated with the sales of our proprietary, disposable defibrillator electrodes. In addition to selling our Powerheart CRM to hospitals and clinics, we also offer the device on a no-capital cost basis, which allows hospitals to adopt our technology with no up-front capital expenditure, in exchange for an agreement to purchase minimum quantities of our therapy electrodes. We are also focused on the collection of clinical data supporting the cost-effectiveness and improved patient outcomes of our Powerheart CRM.

Competition

Our principal competitors in the AED market are Medtronics’ PhysioControl division and Philips Heartstream. We also compete against other participants in this marketplace, including ZOLL and other smaller competitors.

Our experience indicates that the key criteria that buyers of AEDs exhibit in their purchasing decision is:

•	ease of use

•	reliability and self testing

•	overall value—a combination of features and price

We believe that our Powerheart AED compares favorably with competitors’ products in the AED market on these factors as well as on other competitive determinants.

The Powerheart CRM is the only FDA-cleared external defibrillator that provides fully automatic detection and treatment for patients suffering from life-threatening arrhythmias. We compete against numerous companies in the hospital marketplace where we sell our Powerheart CRM, as well as our line of Diascope G2 patient monitors.

Manufacturing

We manufacture our Powerheart AEDs and Powerheart CRMs at our 15,000 square foot manufacturing facility in Minnetonka, Minnesota. Our current in-place assembly and manufacturing capacity will allow us to build approximately 80,000 AEDs annually. We outsource the manufacture of major subassembly components such as printed circuit boards primarily for the benefit of reduced cost.

Our FDA-registered Minnetonka facility is ISO certified for the design and manufacture of medical products. Our certifications allow us to design and manufacture medical products with the CE mark for shipment to Europe and to ship FDA-cleared products in the United States.

The manufacturing processes used to produce our products are required to comply with FDA enforced GMP regulations which cover the design, testing, production, control and documentation of our products. In those foreign jurisdictions where we market our products, we are also required to comply with and obtain regulatory approvals and clearances. These regulatory requirements also apply to our third party contract manufacturers, as well as to some of our suppliers. The FDA and foreign counterparts conduct periodic inspections of manufacturing facilities to ensure compliance with “Quality System Regulation,” GMP, and other regulations, such as those promulgated by the International Standards Association. Any concern raised by such inspections could result in regulatory action, delays or termination of production.

Intellectual Property

We believe that our intellectual assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. We own 70 U.S. and foreign patents relating to our automatic defibrillation technology platform and its various applications. We intend to file additional patent applications relating to each of our products and our underlying proprietary technology, as well as around new technological inventions that we are developing. We believe that our patents and proprietary technology provide us with a competitive advantage over our competitors. We will aggressively defend our inventions and also look for opportunities to generate royalty fees from licensing our intellectual property.

We have a wide range of patents covering the technology found in our AEDs, including our RescueReady technology, which features one button operation, pre-connected disposable electrode pads and self-test capabilities. Other patents we have been issued cover our proprietary RHYTHMx arrhythmia detection software technology, our STAR Biphasic defibrillation waveform technology and our disposable therapy electrodes.

During 2002, we were granted five additional U.S. patents and one European patent relating to our core technology and key aspects of our RHYTHMx analysis algorithm software.

Clinical Studies

We are actively engaged in, and are pursuing the sponsorship of, clinical studies at hospital medical centers both in the U.S. and Europe, relating to our Powerheart CRM product. These studies are primarily focused on demonstrating clinical efficacy, along with improved survival rates and the economic benefits associated with deployment of our Powerheart technology for hospitalized at-risk cardiac patients. We anticipate that the results of these studies will be presented in abstract form at conferences, and if accepted, as manuscripts published in peer reviewed medical journals. Various studies are either ongoing, planned or proposed, at luminary medical centers such as Maimonides Medical Center, Duke University Medical Center, Jackson Memorial Hospital at the University of Miami, Arizona Heart Institute and St. Georges Hospital in Hamburg, Germany.

A recent 117-patient, 10-center study, published February 2003, in the Journal of the American College of Cardiology, demonstrates that our Powerheart CRM is not only safe and effective, but significantly shortens hospital response time to SCA. Because time to defibrillation is critical to patient survival, the study investigators concluded that our Powerheart CRM has the potential to significantly improve the outcome of patients with SCA.

Government Regulation

In the United States, clinical testing, manufacturing, packaging, labeling, promotion, marketing, distribution, registration, record keeping and reporting, clearance or approval of medical devices generally are subject to regulation by the FDA. Medical devices intended for human use are classified into three categories, subject to varying degrees of regulatory control. Class III devices, which we believe cover certain of our products, are subject to the most stringent controls.

In October 1997, we received 510(k) clearance from the FDA to market the clinical version of the original Powerheart in the United States. In August 1998, we received 510(k) clearance from the FDA to market RHYTHMx and to integrate it into other stand-alone defibrillator monitors. In January 2000, we received clearance from the FDA to market the commercial version of the original Powerheart in the United States. In

February 2001, we received notification from the FDA that allows our original Powerheart to be used in outpatient surgery centers, nursing homes and at home when prescribed by a physician. In December 2001, the FDA granted us 510(k) clearance to market our Powerheart CRM in medically supervised environments such as hospitals, medical and dental surgery centers, physician offices, clinics and nursing homes. In October 2001, the FDA granted us 510(k) clearance to market a new advanced version of our monitoring-defibrillation-pacing electrodes.

In February, 2002, the FDA granted us 510(k) clearance to market our Powerheart AED for the emergency treatment of victims of sudden cardiac arrest and in January 2003, the FDA granted us 510(k) clearance to market our Powerheart AED for use on children under eight-years of age.

We have also received the necessary approvals to market the Powerheart CRM, Powerheart AED and related product accessories within Europe, Canada, Australia and other regions of the world.

Our products are be subject to FDA review of labeling, advertising and promotional materials, as well as record keeping and reporting requirements. Failure to comply with any of the FDA’s requirements, or the discovery of a problem with any of the products, could result in FDA regulatory or enforcement action. Further, any changes to the products or their labeling may require additional FDA submissions, review, clearance or approval.

Research and Development

We are committed to improving and expanding our product line through the application of our existing patented and proprietary technology, and through the research and development of new technology. Our core RHYTHMx and STAR Biphasic technologies have multiple patient monitoring and therapeutic applications, and we continue to seek out new device embodiments integrating our proprietary technology, enhancing or expanding our own product line, or by licensing to a third-party.

We expect to commercially release a new version Powerheart AED in the second half of 2003. We are also developing a small, lightweight, easy-to-use, personal wearable defibrillator, our PWD, which is designed to be attached to patients who are mobile and who are at risk of SCA.

Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $6.1 million, $8.6 million, and $8.3 million, respectively. We intend to continue to devote resources and capital to research and development so we can improve and refine our existing products and technology, develop and commercialize our products currently under development, and develop new applications for our technology.

Backlog

As of December 31, 2002, we had a backlog of $877,924 firm orders, as compared to a backlog of $2,274,000 as of December 31, 2001. The majority of the backlog in 2001 was related to Artema-brand emergency defibrillators and patient monitoring products.

Employees

As of December 31, 2002, we had 197 full-time employees, of which 105 employees were involved in worldwide sales and marketing functions, 17 were involved in supporting our research and development activities, 46 were in manufacturing and 29 were general and administrative personnel. None of our employees are represented by a collective bargaining arrangement and we believe our relationship with our employees is satisfactory. We intend to add additional personnel as we implement our business strategy.

General Information

We maintain an Internet website at www.cardiacscience.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.” These statements, including statements regarding:

•	products under development;

•	technological and competitive advantages;

•	timetable for commercial introduction of our products;

•	our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;

•	markets, demand for our services, purchase orders and commitments;

•	strategic alliances;

•	the competitive and regulatory environment;

•	planned integration of technologies with products; and

•	business strategies.

Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

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

Risk Factors

If the worldwide AED market does not grow as projected, our sales and results may suffer.

According to Frost & Sullivan, the worldwide AED market is expected to grow from $155 million in annual sales in 2002 to $650 million in 2006. Our current level of operations is based on assumptions concerning the future expected growth of AED markets, and if such assumptions are significantly different from actual AED market growth rates, then we may not be able to successfully grow our revenue and, as a result, our level of revenue may not be able to support our current or future level of operations.

If we fail to successfully compete against new or existing competitors, our operating results may suffer.

Our principal competitors relating to our AED product line are Medtronic Physio-Control and Philips Heartstream. We estimate that each of these companies have approximately 30% to 33% market share of the global AED marketplace. Due to their dominant market position and well established customer relationships, it may be difficult for us to increase our market share and penetrate new markets. In addition, both of these competitors are part of much larger organizations, and thus have significantly greater resources than we do. Accordingly, Medtronic Physio-Control and Philips Heartstream may increase the resources they devote to the development and marketing of AEDs, which could materially impact our results.

We also compete against other companies that manufacture and sell external defibrillator devices to hospitals, where we sell our Powerheart CRM. These companies include Medtronic Physio-Control, Philips Heartstream, ZOLL and GE Marquette. Many of the manufacturers of these competing external devices are well established in the medical device field, have substantially greater experience than us in research and development, obtaining regulatory clearances, manufacturing, and sales and marketing; and have significantly greater financial, research, manufacturing, and marketing resources than us.

Other companies may develop invasive or non-invasive products capable of delivering comparable or greater therapeutic benefits than our products, or which offer greater safety or cost effectiveness than our products. Furthermore, future technologies or therapies developed by others may render our products obsolete or uneconomical, and we may not be successful in marketing our products against such competitors.

The markets for our products, in particular our Powerheart AED, are subject to price competition, which could be detrimental to our profitability.

The market for AEDs is highly competitive and is subject to significant price competition, because price is an important purchase decision criteria for many customers. Average selling prices for AEDs have eroded during 2002 and are projected to continue declining, principal competitors have substantially greater resources and experience than we do, which may provide them with a competitive advantage as price erosion continues or if it accelerates. If this occurs, our level of sales and profitability may suffer.

General economic conditions and geopolitical uncertainty may affect the purchasing decisions of our customers, which may result in lower revenues.

Many of our customers face challenges in their respective markets due to general economic conditions relating to fluctuating demand for their services and budgetary or financing constraints. As a result, an economic downturn in any of the markets in which we compete may affect the purchase decisions of our customers, which may in turn negatively impact our revenue and sales growth. In addition, global geopolitical uncertainty and war may also negatively impact a customer’s decision making process or timing.

Our operating results may fluctuate from quarter to quarter, which could cause our stock price to be volatile.

The market prices of many publicly traded companies, including emerging companies in the healthcare industry, have been and can be expected to be highly volatile. The future market price of our common stock could be significantly impacted by

•	future sales of our common stock,

•	general stock market conditions,

•	announcements of technological innovations for new commercial products by our present or potential competitors,

•	developments concerning proprietary rights,

•	adverse results in our field or with clinical tests,

•	adverse litigation,

•	unfavorable legislation or regulatory decisions,

•	public concerns regarding our products,

•	variations in quarterly operating results;

•	general trends in the health care industry, and

•	other factors outside of our control.

Our quarterly financial results are often impacted by the receipt of a large number of customer orders in the last weeks of a quarter. Absent these orders, our sales could fall short of our targets, thus causing our stock price to decline.

We are a relatively new entrant without a significant presence in the hospital market. If we are not successful in this market, our operating results may suffer.

Our Powerheart CRM is designed for bedside use in hospitals and clinics and competes against other external defibrillator products. We are relatively new to this market, and as such, face a number of challenges, including acceptance by hospital administrative and medical staff, long purchasing decisions, and competitors’ pre-existing relationships with customers. If we are not successful in gaining market acceptance of our Powerheart CRM our operating results may suffer.

Recurring sales of our disposable defibrillator electrodes may not grow.

Our business strategy within the in-hospital marketplace, where we market our Powerheart CRM, is to generate recurring revenue from the sale of our disposable therapy electrodes, which for sanitary, performance and safety reasons, must be replaced every 24-hours. Although we have developed proprietary smart chip technology to ensure that only our electrodes will be used with the Powerheart CRM, there can be no assurance that other companies will not develop electrode adapters that will allow generic electrodes to be used with our devices. If we are not successful in preventing the use of generic electrodes with our products, or if customers do not follow the recommended protocol of regularly changing electrodes, we may not experience future sales growth of our proprietary therapy electrodes.

Uncertain customer decision processes and long sales cycles may cause fluctuations in our operating results.

Many of our AED customers are municipalities and other quasi-governmental groups, such as schools and law enforcement groups. As a result, these customers have numerous decision makers, as well as varying levels of procedures that must be adhered to before a purchase of our products can be made. The same goes for our in-hospital Powerheart CRM product, which faces several levels of purchase decision makers, at the departmental and hospital-wide level. Accordingly, the purchasing decisions of many of our customers are characterized by a long and procedural decision making process, which may result in period-to-period fluctuations in our operating results.

We may acquire other businesses, the integration of which may prove difficult.

We may acquire other companies, or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

•	our management may be distracted by these acquisitions and may be forced to divert a significant amount of time and energy into integrating and running the acquired businesses,

•	we may face difficulties associated with financing the acquisitions,

•	the inability to achieve the desired outcomes justifying the acquisition,

•	we may face difficulties integrating the acquired business’s operations and personnel.

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

During 2002, we issued $50 million in 6.9% senior notes, which are secured by all of our assets.

In May 2002, we placed $50 million in 6.9% senior notes due May 2007 with an investor. Interest on the senior notes accrues, but is not payable until May 2005. The senior notes are secured by a senior blanket security interest in our assets. If we default on these senior notes, we may become subject to claims by note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

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

Any regulatory clearance, if granted, may include significant limitations on the uses for which our products may be marketed. FDA enforcement policy strictly prohibits the marketing of cleared medical devices for unapproved uses. In addition, the manufacturing processes used to produce our products will be required to comply with the Good Manufacturing Practices or “GMP” regulations of the FDA. These regulations cover design, testing, production, control, documentation, and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. Our facilities and manufacturing processes and those of certain of our third party contract manufacturers and suppliers, if any, will be subject to periodic inspection by the FDA and other agencies. Failure to comply with applicable regulatory requirements could result in, among other things:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	recalls or seizures of products;

•	total or partial suspension of production;

•	refusal of the government to grant pre-market clearance or pre-market approval for devices;

•	withdrawal of clearances; and/or

•	criminal prosecution.

To market our products in certain foreign jurisdictions, we must obtain required regulatory clearances and approvals and otherwise comply with extensive regulations regarding safety and quality. Compliance with these regulations and the time required for regulatory reviews vary from country to country. We cannot assure you that we will obtain regulatory clearances and approvals in foreign countries, and we may be required to incur significant costs in applying for, obtaining, or maintaining foreign regulatory clearances and approvals.

We are exposed to numerous risks associated with international operations.

We market our products in international markets. International operations entail various risks, including:

•	political instability;

•	economic instability and recessions;

•	exposure to currency fluctuations;

•	difficulties of administering foreign operations generally;

•	reduced protection for intellectual property rights;

•	potentially adverse tax consequences; and

•	obligations to comply with a wide variety of foreign laws and other regulatory requirements.

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

Our future success will also depend upon our ability to retain existing key personnel, and to hire and to retain additional qualified technical, engineering, scientific, managerial, marketing, and sales personnel. The failure to recruit such personnel, the loss of such existing personnel, or failure to otherwise obtain such expertise would have a material adverse effect on our business and financial condition.

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

Our success will depend, in part, on our ability to obtain and maintain patent rights to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We cannot assure you that:

•	any additional patents will be issued to us;

•	the scope of any existing or future patents will exclude competitors or provide us with competitive advantages;

•	any of our patents will be held valid and enforceable if challenged; or

•	others will not claim rights in or ownership to our patents and other proprietary rights held by us.

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

•	protect our trade secrets and know-how;

•	defend us against claimed infringement of the rights of others; or

•	determine the enforceability, scope, and validity of the proprietary rights of others.

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

We have reserved 11,000,000 shares of common stock for issuance upon the exercise of options that may be granted under our 1997 Stock Option/Stock Issuance Plan, as amended, and 13,635,000 shares for issuance upon the exercise of currently outstanding warrants. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilative effect on our stockholders and may have a material adverse effect on the market price of our common stock.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our corporate headquarters are located in Irvine, California, and encompass 19,000 square feet. Our lease for this property expires in October 2004 and our annual rent for this facility is approximately $200,000. We also have a manufacturing facility located in Minnetonka, Minnesota, totaling 33,000 square feet, which also houses some general and administrative activities. The lease on this facility expires in November 2004 and our annual rent for this facility is approximately $238,000. We also have international sales and marketing offices in Copenhagen, Denmark.

ITEM 3.     LEGAL PROCEEDINGS.

In November 2002, we settled a patent infringement suit with ZOLL Medical Corporation (“ZOLL”), which we originally initiated in March 2002. The terms of the settlement agreement included the cross licensing of a number of patents between the two parties. Under the terms of the confidential settlement agreement, we received a settlement amount and will be entitled to royalties based on ZOLL’s AED sales. We have recorded the settlement amount as an offset to legal expense included in general and administrative expense in 2002.

On December 3, 2002, we filed a complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. We allege that MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby we would acquire all of MRL’s stock. As a result of MRL’s failure to comply with the closing requirements, we seek damages in excess of

$3 million dollars. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. Thereafter, the case was removed to the United States District Court for the Central District of California. MRL has indicated that it intends to file a motion to change venue to the Northern District of Illinois. MRL contends that we breached the letter of intent and seeks damages in excess of $5 million dollars. We believe that the allegations against us are without merit, and we intend to vigorously defend against MRL’s claims. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

In February 2003, we announced that we filed patent infringement action against Philips Medical Systems North America, Inc. (“Philips”), Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. in the United States District Court for Minnesota. Our suit charges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringe at least seven of our United States patents. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that our suit alleges are key competitive advantages of our Powerheart AED and are covered under our patents.

In the course of normal operations we are involved in litigation arising from commercial disputes and claims of former employees and product liability claims, none of which management believes will have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

In September 2000, our common stock was accepted for trading on the NASDAQ National Market under the symbol “DFIB”. The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on NASDAQ National Market. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
4th Quarter 2002, ended 12/31/02	$2.64	$1.36
3rd Quarter 2002, ended 9/30/02	$3.80	$1.20
2nd Quarter 2002, ended 6/30/02	$3.98	$2.54
1st Quarter 2002, ended 3/31/02	$4.89	$2.52
4th Quarter 2001, ended 12/31/01	$5.79	$2.10
3rd Quarter 2001, ended 9/30/01	$2.99	$1.81
2nd Quarter 2001, ended 6/30/01	$4.05	$2.25
1st Quarter 2001, ended 3/31/01	$6.06	$2.75

Holders

As of March 28, 2003, there were approximately 1,042 holders of record of our common stock.

Dividends

We have never paid any cash dividends on the common stock. We presently intend to retain earnings, if any, to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, our earnings, assets and general financial condition.

Private Placements

There were no private placements of our securities during the three months ended December 31, 2002.

ITEM 6.     SELECTED FINANCIAL DATA.

The following selected financial information is derived from our consolidated financial statements. You should read this summary financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

Statement of Operations Data:

	For the Year Ended December 31,
(in thousands, except per share data)	1998	1999	2000	2001	2002
Sales	$—	$103	$4,242	$10,651	$50,043

Gross profit	—	5	417	2,676	25,306

Gross profit %	—	5%	10%	25%	51%
Operating expenses:
Research and development	2,210	4,406	8,248	8,575	6,053
Sales and marketing	341	1,370	4,371	8,972	17,325
General and administrative	1,171	1,853	5,159	6,935	11,474
Acquired in-process research and development	—	—	13,587	—	—
Amortization of goodwill and intangibles	—	—	1,063	1,740	2,111
Amortization of restricted stock	—	—	1,551	—	—
Impairment of assets	—	—	—	1,438	—
Gain on Settlement	—	—	—	—	(832)

Total Operating Expenses	3,722	7,629	33,979	27,660	36,131

Operating income/(loss)	(3,722)	(7,624)	(33,562)	(24,984)	(10,825)
Interest income (expense), net	(65)	21	618	(538)	(4,142)
Loss on sale of marketable securities	—	—	—	(707)	—
Minority interest in loss/(income) of subsidiary	—	—	—	16	(33)
Loss in unconsolidated affiliate	—	(115)	—	—	—
Provision for income taxes	(1)	(2)	(2)	(2)	—

	(66)	(96)	616	(1,231)	(4,175)

Loss from continuing operations	(3,788)	(7,720)	(32,946)	(26,215)	(15,000)
Loss from discontinued operations	(651)	—	—	—	(52)

Net loss	$(4,439)	$(7,720)	$(32,946)	$(26,215)	$(15,052)

Basic and diluted (loss) per share:
Continuing operations	$(0.69)	$(0.85)	$(1.82)	$(0.78)	$(0.22)
Discontinued operations	(0.12)	—	—	—	—

Net loss per share	$(0.81)	$(0.85)	$(1.82)	$(0.78)	$(0.22)

Weighted average shares used in Computing net loss per share	5,460	9,113	18,080	33,507	67,199

Selected Balance Sheet Data:

	December 31,
(in thousands)	1998	1999	2000	2001	2002
Cash and cash equivalents	$1,248	$5,902	$13,537	$15,830	$15,598
Working capital (deficit)	(550)	4,384	18,022	12,388	19,177
Total assets	1,556	7,044	33,336	145,469	153,920
Long term debt, net of current portion	16	104	192	27,780	42,166
Total stockholders’ equity (deficit)	(288)	4,822	28,985	98,344	94,270

Summarized Quarterly Data:

	Quarter Ended
2000	March 31		June 30	September 30	December 31
	(in thousands, except per share data)
Sales	$625		$925	$1,210	$1,482
Gross profit	$50		$107	$150	$110
Gross profit %	8%		12%	12%	7%
Operating income/(loss)	(2,730)		(2,809)	(20,359)	(7,664)
Net loss	$(2,720)		$(2,797)	$(20,044)*	$(7,385)
Basic and diluted loss per share	$(0.22)		$(0.23)	$(0.88)	$(0.30)

2001
Sales	$1,758		$491	$644	$7,758
Gross profit	$141		$89	$(1,142)**	$3,588
Gross profit %	8%		18%	(177)%	46%
Operating income/(loss)	(5,397)		(6,453)	(8,031)	(5,103)
Net loss	$(5,267)		$(7,120)	$(8,016)	$(5,812)
Basic and diluted loss per share	$(0.21)		$(0.29)	$(0.31)	$(0.10)

2002
Sales	$9,361		$12,841	$13,588	$14,253
Gross profit	$4,451		$6,174	$6,800	$7,881
Gross profit %	48%		48%	50%	55%
Operating income/(loss)	(2,839)		(2,925)	(2,789)	(2,272)
Net loss	$(3,482	)***	$(3,753)	$(4,136)	$(3,681)
Basic and diluted loss per share	$(0.05)		$(0.06)	$(0.06)	$(0.05)

*	The quarter ended September 30, 2000 included approximately $16,000 in non-cash charges related to our acquisition of Cadent Medical Corporation.

**	The gross profit for the quarter ended September 30, 2001, includes a write-down of $1,453,756 of inventories as a result of the discontinuation of the original Powerheart model and the introduction of the new Powerheart CRM and reflects management’s estimate of the cost of component inventory on-hand that will not be transformed into finished goods.

***	Operating loss includes a gain of $832,000 related to a Settlement Agreement and Mutual Release with Medtronic Physio-Control Corp.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 1 of Part I Description of Business—“A Warning About Forward-Looking Statements.”

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

On September 26, 2001 we acquired Survivalink which enabled us to enter the rapidly growing public access defibrillation market and has contributed significantly and positively to the results of our operations. On November 30, 2001 we acquired a 94.7% ownership interest in Artema which allowed us to gain access to a line of manual emergency defibrillators and patient monitors. In addition to the new product line, we significantly expanded our international distribution channel through which we were able to sell additional Powerheart AEDs and CRMs during 2002. We also established our international sales and marketing headquarters in Copenhagen, Denmark where Artema had certain operations.

In 2001, we also made a fundamental shift in the way we market the Powerheart CRM in the U.S. away from a capital equipment model, where sales of the Powerheart were made to a large distributor Medtronic Physio-Control, to a recurring revenue business model. Under this model, we market the Powerheart to U.S. hospitals directly, and agree to place Powerheart units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe this model will increase the rate of adoption of our AECD technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes.

Net sales for the year ended December 31, 2002 increased $39,392,000 or 370% to $50,043,000 as compared to $10,651,000 for the year ended December 31, 2001. This increase was primarily attributable to our acquisition of Survivalink which generated $38,215,000 in Powerheart AED and related accessory sales in 2002 as compared to $6,518,000 in 2001. This increase in AED revenue was largely due to the timing of the Survivalink acquisition which we owned for approximately 90 days in 2001. In addition, based on our acquisition of Artema, we sold approximately $10,000,000 of emergency defibrillators and monitors in 2002, as compared to $1,400,000 for the one month we owned the company in 2001. Sales of Powerheart CRMs were $341,000 for the year ended December 31, 2002, a decrease of $906,000 or 72.7% compared to $1,247,000 for the comparable period in 2001, as a result of transitioning from a traditional capital equipment distribution model to our strategy of placing Powerheart units at customer locations. Sales of our Powerheart proprietary disposable defibrillation electrodes increased $545,000 or 112% to $1,032,000 for the year ended December 31, 2002, compared to $487,000 for the comparable period in 2001, as a result of a greater number of Powerheart units in the field generating electrode utilization.

Cost of goods sold for the year ended December 31, 2002 was $24,737,000 as compared to $7,975,000 for the year ended December 31, 2001. Gross margins as a percentage of revenue improved to 50.6% in 2002 from 38.8% in 2001 (exclusive of a write-down of first generation Powerheart inventory). The improvement was primarily a result of the increase, as a percentage of total revenue, of the higher margin AEDs and accessories. In addition, the cost of goods sold of the Powerheart AED decreased approximately 19% throughout the year of 2002.

Sales and marketing expenses were $17,325,000 or 34.6% of revenue for the year ended December 31, 2002, as compared to $8,972,000 or 84.2% of sales in 2001. This increase is attributable to absorbing a full year of sales expenses (as compared to three months in 2001) including wages, commissions, travel and related expenses ($8,701,000), associated with our U.S. direct AED sales force, and the expansion of this sales force from 17 representatives at the end of 2001 to 55 at the end of 2002.

Research and development expenses for the year ended December 31, 2002 were $6,053,000, a decrease of $2,522,000 or 29.4% compared to $8,575,000 for 2001. This decrease is attributable to the completion of the Powerheart CRM project which resulted in lower salaries, bonuses and benefits ($458,000) associated with headcount reductions and reductions in project design, consulting and materials expenses ($1,861,000). In addition, we recorded the recovery of a previously written off note receivable from HeartSine Technologies, a privately held research and development firm ($236,000).

General and administrative expenses were $11,474,000 for the year ended December 31, 2002, an increase of $4,539,000 or 65.5% over the $6,935,000 for the year ended December 31, 2001. This increase was primarily comprised of increased patent related legal expenses ($1,702,000), and increased salaries and benefits ($698,000), travel ($263,000), insurance ($574,000) and depreciation expense ($539,000) associated with the full year integration of the Survivalink and Artema acquisitions.

Amortization of goodwill and other intangibles was $2,111,000 for the year ended December 31, 2002, an increase of $371,000 or 21.3% from the $1,740,000 for the year ended December 31, 2001. The increase resulted primarily from a full year of amortization of intangibles from the Survivalink ($1,570,000) and Artema ($185,000) acquisitions. These increases were offset by the discontinuation of goodwill amortization as of December 31, 2001 in accordance with SFAS No.142.

Interest expense for the year ended December 31, 2002 was $4,142,000 compared to net interest expense of $538,000 for the same period in 2001. The increase was a result of interest expense relating to the Survivalink acquisition ($1,147,000) and interest expense and warrant amortization expense associated with the Senior Debt issued in May of 2002 ($2,868,000).

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales for the year ended December 31, 2001 increased $6,409,000 or 151% to $10,651,000 as compared to $4,242,000 for the year ended December 31, 2000. The increase in sales in 2001 consisted primarily of $6,519,000 of AEDs and related accessories resulting from the acquisition of Survivalink and approximately $1.4 million in emergency defibrillators and monitors resulting from the acquisition of Artema. Sales of Powerhearts and related accessories decreased $2,817,00 to $1,344,000 for the year ended December 31, 2001 compared to $4,161,000 for the comparable period in 2000. Sales from Powerheart disposable electrodes increased $423,000 or 519% to $505,000 for the year ended December 31, 2001 compared to $82,000 for the comparable period in 2000. Sales of other emergency defibrillator and monitoring equipment purchased from Artema and resold to our international distributors prior to acquisition were $881,000 in 2001.

Cost of goods includes raw materials, labor and overhead incurred in connection with the production of our defibrillators, monitors and related products sold for the year ended December 31, 2001 was $7,975,000 as compared to $3,826,000 for the year ended December 31, 2000. As a percentage of revenue, exclusive of the write-down in inventory discussed below, cost of goods sold improved to 61.2% from 90.2% in the comparable period in 2000.

In connection with the preparation to release the Powerheart CRM to production in 2001, and discontinuation of our original Powerheart model, in the third quarter of 2001 a charge to write down inventory of $1,454,000 was taken to reflect component inventory on hand that will not be transformed into finished goods.

Research and development expenses for the year ended December 31, 2001 increased $327,000 or 4.0% to $8,575,000, as compared to $8,248,000 for the year ended December 31, 2000. This increase is primarily as a result of incremental research and development expenses from the Survivalink and Artema acquisition of $715,000 and an increase of $489,000 in salaries and benefits associated with increased engineering headcount. These increases were partially offset by a decrease in outside consulting and design services of $591,000 due to the end of the development stage of the Powerheart CRM. In addition, in 2000, we recognized $604,000 of non-employee stock option expense using a Black-Scholes option pricing model for stock options granted to consultants as compared to $101,000 in 2001.

Sales and marketing expenses increased $4,601,000 or 105.3% to $8,972,000 for the year ended December 31, 2001 as compared to $4,371,000 for the year ended December 31, 2000. This increase resulted from higher salaries and benefits of $1,780,000 and travel expenses of $664,000 associated with the expansion of our direct US hospital sales force, $397,000 relating to the development of our international distribution network and $1,635,000 of incremental sales and marketing expenses from the developed US AED sales force acquired as a part of the Survivalink acquisition. In addition, in 2001 we recognized $203,000 of non-employee stock option expense using a Black-Scholes option pricing model for stock options granted to consultants.

General and administrative expenses increased $1,775,000 or 34.4% to $6,935,000 for the year ended December 31, 2001 as compared to $5,160,000 for the year ended December 31, 2000. This increase was primarily a result of an increase over 2000 in the accounts receivable reserve of $458,000, depreciation of $308,000, an increase in overall salaries and benefits of $870,000 due to an increase in headcount to support our growth and $532,000 of incremental general and administrative costs from the acquisition of Survivalink and Artema. These increases were partially offset by a decrease in 2001 of non-cash compensation cost of $212,000 for stock options granted to consultants.

For the year ended December 31, 2001 we established a reserve for impaired assets of $1,438,000, for a note receivable in the principal amount of $1,038,000 due December 31, 2001 and $400,000 of securities held as a non-current asset.

Amortization of goodwill and other intangibles increased $677,000 or 63.7% to $1,740,000 for the year ended December 31, 2001 from $1,063,000 for the year ended December 31, 2000. The increase resulted from $416,000 of amortization of identifiable intangibles from the Survivalink acquisition, and a full year of goodwill and intangible amortization from the Cadent acquisition.

Interest income decreased $1,156,000 to interest expense of $538,000 for the year ended December 31, 2001 compared to interest income of $618,000 for the year ended December 31, 2000. The decrease was a result of lower interest income from lower cash balances in 2001 and interest expense of $719,000 from the senior secured promissory notes issued in connection with the acquisition of Survivalink.

We realized a loss on the sale of marketable securities of $707,000 for the year ended December 31, 2001, resulting from the sale of shares in Spacelabs Medical, Inc. at prices below the original basis.

For the year ended December 31, 2001 we incurred a net loss of $26,215,000 as compared to $32,946,000 for the year ended December 31, 2000. The decrease in the net loss for the year ended December 31, 2001 was primarily was attributable to higher sales and the absence of non-cash costs associated with the acquisition of Cadent in 2000.

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents of $15.6 million and working capital of $19.2 million as compared to cash and cash equivalents of $15.8 million and working capital of $12.4 million at December 31, 2001. At December 31, 2002 our current days sales outstanding on accounts receivable was approximately 69.4 days. From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities. In 2001, we raised approximately $38 million in a series of private equity placements and through the exercise of outstanding options and warrants. In the year ended December 31, 2002, we have raised $50 million from the sale of Senior Notes and Warrants.

From inception through December 31, 2002, the Company incurred losses of approximately $93.2 million. Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure.

On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned $50 million to the Company. The Company in turn repaid the $26,468,000 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

We had no material commitments for capital expenditures as of December 31, 2002.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2002:

	Total	2003	2004	2005	2006	Thereafter
Line of credit in Europe	$773,000	$773,000	$—	$—	$—	$—
Senior secured promissory notes	69,945,000	—	—	2,474,000	4,241,000	63,230,000
Loan obligations	111,000	12,000	13,000	13,000	11,000	62,000
Capital Leases	290,000	239,000	48,000	3,000	—	—
Operating leases	3,946,000	1,178,000	1,151,000	624,000	613,000	380,000

	$75,065,000	$2,202,000	$1,212,000	$3,114,000	$4,865,000	$63,672,000

We believe that our current cash balances, combined with net cash that we expect to generate from operations, will sustain our ongoing operations for at least twelve months. In the event that we require additional cash to support our operations during the next twelve months, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

Income Taxes

As of December 31, 2002, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $2,613,000 and $1,123,000 respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $124,716,000 and $72,742,000 of federal and state net operating loss carry forwards which will begin to expire in 2004 and 2006, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses for each period.

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Valuation of Accounts Receivable

We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. The allowance is estimated based on customer compliance with credit terms, the financial condition of the customer and collection history, where applicable. Additional allowances could be required if the financial condition of our customers were to be impaired beyond our estimates.

Valuation of Inventory

Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value, as necessary, to the lower of cost or market. The allowance is based on physical and technical functionality as well as other factors affecting the recoverability of the asset through future sales. Unfavorable changes in estimates of obsolete inventory would result in an increase in the allowance and a decrease in gross profit.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Should an impairment in goodwill be determined, it could result in a material charge to operations (see Note 6 and Note 9 of the consolidated financial statements for further discussion on intangibles and amortization periods).

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows. In our estimate, no provision for impairment is currently required on any of our long-lived assets.

Revenue Recognition

We record revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. Product sales are recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Some of the Company’s customers are distributors which sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors or end user customers. License fees are generally deferred and recognized systematically over the term of the license agreement.

We record sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved and we have shipped the product to the customer.

Product Warranty

Products sold are generally covered by a warranty against defects in material and workmanship for a period of one to five year. We accrue a warranty reserve to estimate the risk of incurring costs to provide warranty services. The accrual is based on our historical experience and our expectation of future conditions. An increase in warranty claims or in the costs associated with servicing those claims would result in an increase in the accrual and a decrease in gross profit.

Discontinued Operations

We have classified certain facilities operations related to our MCS gas business (see Note 10 of the consolidated financial statements) as discontinued operations in accordance with SFAS No. 144. SFAS No. 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the asset under usual and customary terms within one year of establishing the plan. Subsequent to the initial one-year period, the Company follows the guidance of EITF 90-6, Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating To an Acquired Operating Unit To Be Sold.

Litigation and Others Contingencies

We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. We are not presently affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to these contingencies. To be recorded as expense, a loss contingency must generally be both probable and measurable. If a loss contingency is material but is not both probable and estimable, we will disclose it in notes to the financial statements.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and

(2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. They are subject to its disclosure requirements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements (See “Product Warranty” policy in Note 1.).

On December 31, 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

EITF Consensus Issue No. 00-21 (the “Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and is expected to be finalized at the March 2003 meeting. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that adoption of Issue 00-21 will have significant impact to the Company’s consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.    We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At December 31, 2002, we invested our available cash in money market securities of high credit quality financial institutions.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk.    The international sales of the company’s products, are made through the company’s international sales offices in Copenhagen in foreign currencies, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for the company’s products by increasing the price of the company’s products in the currency of the countries in which the products are sold. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at year-end exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For an index to the financial statements and supplementary data, see Item 15(a).

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders

Cardiac Science, Inc.

Irvine, California

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cardiac Science, Inc. and Subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Accordingly, effective January 1, 2002, the Company ceased amortization of its goodwill.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

February 21, 2003

CARDIAC SCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(Dollars in thousands, except per share amounts)
A S S E T S
Current assets:
Cash and cash equivalents	$15,598	$15,830
Accounts receivable, net of allowance for doubtful accounts of $1,042 in 2002 and $859 in 2001	10,986	8,458
Inventories, net	5,918	3,480
Assets held-for-sale	1,161	2,754
Prepaid expenses	2,098	344

Total current assets	35,761	30,866
Property, plant and equipment, net	5,206	5,788
Goodwill and other intangibles, net	106,546	106,095
Other assets	6,407	2,720

	$153,920	$145,469

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable	$6,921	$6,647
Accrued expenses	7,188	10,540
Liabilities held-for-sale	2,067	1,019
Deferred revenue	162	—
Current portion of long term obligations	246	272

Total current liabilities	16,584	18,478

Deferred revenue	1,021	—
Senior secured promissory notes	41,054	27,300
Other long term obligations	91	480

Total liabilities	58,750	46,258

Minority interest	900	867

Stockholders’ equity:
Preferred stock—$.001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock—$.001 par value; 100,000,000 shares authorized, 66,827,170 and 67,158,531 shares issued and outstanding in 2002 and 2001, respectively	67	67
Additional paid-in capital	187,239	176,298
Accumulated other comprehensive income	115	78
Accumulated deficit	(93,151)	(78,099)

Total stockholders’ equity	94,270	98,344

	$153,920	$145,469

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
(Dollars in thousands, except per share amounts)
Net revenue	$50,043	$10,651	$4,242
Cost of goods sold	24,737	6,521	3,825
Write down of inventories	—	1,454	—

Gross profit	25,306	2,676	417

Operating expenses:
Research and development	6,053	8,575	8,248
Sales and marketing	17,325	8,972	4,371
General and administrative	11,474	6,935	5,159
Acquired in-process research and development	—	—	13,587
Amortization of goodwill and other intangibles	2,111	1,740	1,063
Amortization of restricted stock	—	—	1,551
Gain on settlement	(832)	—	—
Impairment of assets	—	1,438	—

	36,131	27,660	33,979

Loss from operations	(10,825)	(24,984)	(33,562)
Interest income	402	269	657
Interest expense	(4,452)	(594)	(39)
Other non-operating expense	(92)	(213)	—
Loss on sale of marketable securities	—	(707)	—

Loss before income taxes	(14,967)	(26,229)	(32,944)
Provision for income taxes	—	2	2

Loss before minority interest	(14,967)	(26,231)	(32,946)
Minority interest in income (loss) of consolidated Subsidiary	33	(16)	—

Loss from continuing operations	(15,000)	(26,215)	(32,946)
Loss from discontinued operations	52	—	—

Net loss	$(15,052)	$(26,215)	$(32,946)

Net loss per share (basic and diluted)	$(0.22)	$(0.78)	$(1.82)

Weighted average number of shares used in the computation of net loss per share	67,199,419	33,507,322	18,080,326

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2002	2001	2000
(Dollars in thousands, except per share amounts)
Net loss	$(15,052)	$(26,215)	$(32,946)
Other comprehensive income:
Unrealized gain on investments	—	(504)	504
Foreign currency translation adjustments	37	78	—

Comprehensive loss	$(15,015)	$(26,641)	$(32,442)

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Subscribed		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
(Dollars in thousands, except per share amounts)
Balances at December 31, 1999	12,031,252	$12	—	$—	$23,748	$—	$(18,938)	$4,822
Issuance of common stock for acquisition of Cadent Medical Corporation at $5.17 per share	4,199,964	4			21,710			21,714
Common stock subscribed at $5.17 per share			300,000	1,551				1,551
Issuance of common stock for cash at $4.50 per share (net of cost of issuances of $2,111)	6,884,263	7			28,862			28,869
Issuance of common stock for finder’s fees at $4.50 per share	339,794				1,529			1,529
Common stock warrants exercised at $0.01 to $5.00 per share	633,750	1			925			926
Issuance of common stock for acquisition of patent and services at an average of $5.05 per share	174,250				880			880
Common stock options exercised at $1.88-$3.88 per share	118,955				249			249
Compensation related to fair value of options granted non-employees					886			886
Unrealized gain on marketable securities						504		504
Net loss							(32,946)	(32,946)

Balances at December 31, 2000	24,382,228	24	300,000	1,551	78,789	504	(51,884)	28,984
Issuance of common stock for acquisition of Survivalink at $2.31 per share	18,150,000	18			41,909			41,927
Issuance of common stock for acquisition of Artema Medical AB at $3.75 per share	4,150,976	4			15,562			15,566
Stock subscribed at $5.17 per share	300,000	1	(300,000)	(1,551)	1,550			—
Common stock warrants exercised at $2.00 to $5.00 per share	140,835				486			486
Common stock options exercised at $1.88 to $4.63 per share	325,492				755			755
Issuance of common stock for cash at $2.00 per share (net of cost of issuances of $976)	14,204,000	14			27,418			27,432
Issuance of common stock for finders fees at $2.00 per share	375,000				750			750
Issuance of common stock for cash at $2.03 per share (net of cost of issuances of $1,702)	4,750,000	5			7,936			7,941
Issuance of common stock for services at an average of $2.03 per share	380,000	1			769			770
Compensation related to fair value of options granted non-employees					374			374
Unrealized loss on marketable securities						(504)		(504)
Foreign currency translation						78		78
Net loss							(26,215)	(26,215)

Balances at December 31, 2001	67,158,531	$67	—	$—	$176,298	$78	$(78,099)	$98,344
Ascribed value of warrants issued at $3.00 and $4.00 per share in connection with debt offering					11,815			11,815
Common stock options exercised at $2.00 to $2.06 per share	39,537				83			83
Issuance of common stock for cash at $3.00 per share	78,333				235			235
Issuance of common stock for finders fees at $2.00 per share	25,000							—
Equity issuance costs related to 2001					(97)			(97)
Return and cancellation of shares in escrow related to the Survivalink acquisition	(474,231)				(1,095)			(1,095)
Foreign currency translation						37		37
Net loss							(15,052)	(15,052)

Balances at December 31, 2002	66,827,170	$67	—	$—	$187,239	$115	$(93,151)	$94,270

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
(Dollars in thousands, except per share amounts)
Cash flows from operating activities:
Net loss	$(15,052)	$(26,215)	$(32,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,935	751	288
Amortization of goodwill and other intangibles	2,095	1,740	1,063
Amortization of restricted stock	—	—	1,551
Minority interest	33	(16)	—
Acquired in process research and development	—	—	13,587
Fair value of options granted to non-employees	—	374	886
Expenses paid with common stock	—	770	56
Loss on sale of marketable securities	—	707	—
Provision for doubtful accounts	463	659	200
Write down of inventories	—	1,454	—
Impairment of assets	—	1,438	—
Gain on contractual settlement	(832)	—	—
Gain on collection of note receivable previously written off	(236)	—	—
Accrued paid in kind interest and amortization of debt discount/issuance costs	3,207	—	—
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(2,840)	(2,255)	(2,020)
Inventories	(3,926)	1,064	(1,074)
Placement of Powerhearts at customer locations	(1,397)	(1,998)	—
Prepaid expenses and other current assets	(687)	63	(112)
Other assets	54	170	(89)
Accounts payable and accrued expenses	(4,624)	(1,742)	1,534
Assets and liabilities held for sale	543	—	—
Deferred revenue	483	—	—

Net cash used in operating activities	(20,781)	(23,036)	(17,076)

Cash flows from investing activities:
Purchase of property and equipment	(1,499)	(1,125)	(1,270)
Advances to Inovise Medical, Inc., Medical Resource Management, Inc., and Survivalink	—	(760)	(1,178)
Acquisition costs paid	(308)	(2,923)	—
Sales (purchases) of marketable securities	—	3,793	(4,500)
Investment in MRL and related funds in escrow	(3,001)	—	—
Proceeds from the sale of assets at subsidiary, net of costs	470	—	—
Proceeds from note receivable previously written off	236	—	—
Advance to related party	—	(500)	—
Cash acquired in Artema AB acquisition, net of cash paid of $215	—	862	—
Acquisition of Survivalink, net of cash acquired of $1,397	—	(9,103)	—
Cash refund from (advance to) Survivalink shareholders tax escrow	2,108	(2,108)	—
Refund of Survivalink purchase price escrow	1,901	—	—
Cash acquired in Cadent Medical acquisition, net of costs of $197	—	—	13

Net cash used in investing activities	(93)	(11,864)	(6,935)

Cash flows from financing activities:
Proceeds from issuance of common stock	235	38,051	30,979
Payment of Survivalink promissory notes	(26,468)	—	—
Proceeds from Senior Notes Payable, net of issuance costs of $2,786	47,214	—	—
Proceeds from capital lease refinancings	—	73	—
Payments on long term obligations	(498)	(322)	(56)
Proceeds from exercise of common stock options and warrants	83	1,241	1,175
Costs of equity issuances	(97)	(1,928)	(452)

Net cash provided by financing activities	20,469	37,115	31,646

Effect of exchange rates on cash and cash equivalents	173	78	—

Net increase (decrease) in cash and cash equivalents	(232)	2,293	7,635
Cash and cash equivalents at beginning of year	15,830	13,537	5,902

Cash and cash equivalents at end of year	$15,598	$15,830	$13,537

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.    Organization and Description of the Business

Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable public access defibrillators and a fully-automatic bedside defibrillator-monitor that continuously monitors hospitalized cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx ®”), which is combined with proprietary defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®”) and a unique semi-automatic, or automated defibrillator, (the Powerheart AED) for use in out-of-hospital settings. The Company’s Powerheart® Cardiac Rhythm Module™, Powerheart®brand AEDs, Survivalink®brand AEDs, along with Diascope G2® patient monitoring products are marketed by its direct sales force in the United States and by international distributors around the world.

On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,500,000 restricted shares of the Company’s common stock (see Note 9).

On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company, for $10.5 million in cash, $25.8 million in senior secured promissory notes, and 18,150,000 shares of the Company’s common stock (see Note 9).

On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,150,976 shares of common stock and approximately $215 in cash (see Note 9).

2.    Continued Existence

The Company believes its current cash balances, combined with net cash that it expects to generate from operations, will sustain its ongoing operations for at least twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to current stockholders of the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

3.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company has classified its marketable securities as “available-for-sale” as defined under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2000, all marketable securities were equity securities. Fair value is measured using quoted market prices. The unrealized gains or losses, if any, are recorded as a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. At December 31, 2002, the Company does not have any marketable securities.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. The allowance is based on customer compliance with credit terms, the financial condition of the customer, and collection history, where applicable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following at December 31:

	2002	2001
Raw materials	$1,784	$1,351
Work in process	874	562
Finished goods	3,260	1,567

	$5,918	$3,480

During the year ended December 31, 2001, the Company wrote down $1,454 of inventories as a result of discontinuation of the original Powerheart model and the introduction of the new Powerheart CRM and reflected management’s estimate of the cost of component inventory on-hand that would not be transformed into finished goods.

The Company placed $1,397 and $1,998 during 2002 and 2001, respectively, of completed Powerheart units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated through cost of goods sold over a five year period.

Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years, or over the lesser of the term of the lease or the estimated useful life of the asset for assets under capital lease. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvements. Normal repairs and maintenance are expensed as incurred whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation or amortization are removed from the accounts. Any gain or loss on the sale or retirement is recognized in current operations.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Prior to the adoption of SFAS No. 142, goodwill and intangible assets acquired in connection with business combinations were carried at cost and amortized on a straight-line basis over their estimated useful lives (see Note 6 and Note 9 for further discussion on intangibles and amortization periods).

Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. Product sales are recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Some of the Company’s customers are distributors which sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors or end user customers. License fees are generally deferred and recognized systematically over the term of the license agreement.

Deferred Revenue

Deferred revenue consists of license fees received in connection with certain licensing agreements. License fees are amortized over the term of the respective agreements using the straight-line method.

Product Warranty

Our products are generally under warranty against defects in material and workmanship for a period of one to five years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the product warranty accrual for the year ended December 31, 2002 was as follows:

Warranty accrual, December 31, 2001	$1,945
Change in liability for warranties issued during the period	803
Warranty expenditures	(1,144)

Warranty accrual, December 31, 2002	$1,604

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $1,280, $393, and $519 for the years ended December 31, 2002, 2001, and 2000, respectively.

Software Development Costs

The Company expenses all costs incurred, prior to the achievement of technological feasibility of a working model, related to the development of the proprietary software used in its products. Such costs incurred subsequent to the attainment of technological feasibility have been nominal.

Discontinued Operations

The Company has classified certain facilities operations related to its MCS gas business (see Note 10) as discontinued operations in accordance with SFAS No. 144. SFAS No. 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the asset under usual and customary terms within one year of establishing the plan. Subsequent to the initial one year period, the Company follows the guidance of EITF 90-6, Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to Be Sold.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and notes payable, are based on assumptions concerning the amount and timing of estimated future cash flows. The carrying value of these financial instruments approximated their fair value at December 31, 2002 and 2001.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion (“APB”) No. 25.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, in accordance with SFAS 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company measures stock based non-employee compensation at fair value.

Under SFAS No. 123, stock based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. As a result, the stock based compensation expense will fluctuate as the fair market value of the Company’s stock fluctuates.

Pro forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company’s common stock for the years ended December 31, 2002, 2001, and 2000: risk free weighted average rate with a range of  2.33% to  6.85%; dividend yield of 0%; volatility of the expected market prices of the Company’s common stock of  63.0%, 97.4%, and 65.0%, respectively; and expected life of the options of four years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s actual results and pro forma information for the years ended December 31 is as follows:

	2002	2001	2000
Net loss	$(15,052)	$(26,215)	$(32,946)

Net loss per share	$(0.22)	$(0.78)	$(1.82)

Pro forma net loss	$(18,877)	$(29,790)	$(33,936)

Pro forma net loss per share	$(0.28)	$(0.89)	$(1.88)

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 130 “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made in the 2001 and 2000 statements to conform to the 2002 presentation.

4.    Segment Reporting

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision makers are the Executive Management Team which is comprised of the Chief Executive Officer and senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various product lines that service the external defibrillation and cardiac monitoring industry. The product lines include AEDs and related accessories, Powerhearts, electrodes and related accessories, and emergency defibrillators, monitors and related accessories.

The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.

The following is a breakdown of net sales by product line for the years ended December 31:

	2002	2001	2000
AEDs and related accessories	$38,572	$6,519	$—
Powerhearts, electrodes and related accessories	1,278	1,849	4,242
Emergency defibrillators, monitors and related accessories	10,193	2,283	—

	$50,043	$10,651	$4,242

The following is a breakdown of net sales by geographic location for the years ended December 31:

	2002	2001	2000
United States	$34,091	$6,127	$2,105
Foreign	15,952	4,524	2,137

	$50,043	$10,651	$4,242

The following is a breakdown of the Company’s long-lived assets by geographic location at December 31:

	2002	2001
United States	$97,286	$95,758
Foreign	20,873	18,845

	$118,159	$114,603

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2002	2001
Equipment and furniture	$4,763	$3,507
Leasehold improvements	526	272
Vehicles	66	—
Land and building	—	1,178
Powerhearts on loan to hospitals	2,835	1,998

	8,190	6,955
Less: accumulated depreciation	(2,984)	(1,167)

	$5,206	$5,788

6.    Goodwill and Other Intangibles

Goodwill and other intangible assets consist of the following at December 31:

	2002	2001
Patents and patent applications	$10,211	$10,211
Customer base	1,175	1,175
Trade name	378	378
Goodwill	99,332	96,786
Assembled workforce	327	327

	111,423	108,877
Less: accumulated amortization	(4,877)	(2,782)

	$106,546	$106,095

Patents and patent applications are being amortized over three to twenty years. Goodwill from the Cadent acquisition was being amortized over an estimated useful life of seven years prior to adoption of SFAS No. 142, Goodwill and Other Intangible Assets on January 1, 2002 . Customer base is being amortized over two to seven years while the trade name was amortized over one year. The assembled workforce asset was fully amortized in 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141 and 142. SFAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after September 30, 2001, and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite long-lived intangible assets will no longer be amortized, goodwill will be tested for impairment at least annually at the reporting unit level, other intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The Company adopted these statements effective January 1, 2002 and determined that the identifiable intangibles assets of customer base, developed technology, trade name and patents were appropriately valued and would continue to be amortized. In adopting SFAS No. 142, the Company discontinued amortizing goodwill associated with the acquisition of Cadent, which occurred in July 2000. The net book value of the Cadent

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill at January 1, 2002 was $5,434. The acquisitions of Survivalink and Artema, which occurred on September 26, 2001 and November 30, 2001, respectively, were accounted for using SFAS Nos. 141 and 142 at the time of acquisition and therefore no goodwill has been amortized. The Company has determined that it has a single reporting unit for the purpose of performing an annual impairment analysis of these assets. The Company had amortization expense for identifiable intangibles of $2,111, $752 and $569 for the years ended December 31, 2002, 2001 and 2000, respectively, and amortization expense for goodwill of $988 and $494 for the years ended December 31, 2001 and 2000, respectively.

Future amortization expense on identifiable intangibles for the years ending December 31 is as follows:

2003	$1,506
2004	1,183
2005	1,183
2006	1,183
2007	1,183
thereafter	2,458

$8,696

If the Company had adopted SFAS No. 142 effective January 1, 2000, net loss and basic and diluted loss per share for the years ended December 31 would have been as follows:

	2002	2001	2000
Reported net loss	$(15,052)	$(26,215)	$(32,946)
Add back: Goodwill amortization	—	988	494

Adjusted net loss	$(15,052)	$(25,227)	$(32,452)

Basic and diluted loss per share:
Reported net loss	$(0.22)	$(0.78)	$(1.82)
Goodwill amortization	—	0.03	0.03

Adjusted net loss	$(0.22)	$(0.75)	$(1.79)

7.    Other Assets

On December 29, 2000, the Company purchased 1,333,333 shares of common stock of Medical Resources Management, Inc. (“MRM”), a Nevada corporation, for an aggregate purchase price of $400. This purchase represented a 7.8% voting interest. The Company accounts for this investment using the cost method of accounting in accordance with APB No. 18. In July 2001, MRM merged with Emergent Group Inc. (“EMGR”). As a result of the merger, the Company now owns 493,333 shares of EMGR. Based on the stock price of EMGR, the Company believed that this investment had been permanently impaired; accordingly, the value of this investment was fully reserved at December 31, 2002 and 2001.

On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation, which potential acquisition was terminated in February 2001. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan was collateralized by all assets of Inovise, excluding certain receivables from royalty payments, accrued interest at 6% and was convertible into equity of Inovise. The total amount advanced to Inovise was $1,038. In February 2002, the Company’s convertible bridge loan was converted into 13,000,000 shares of Inovise’s Series D convertible preferred stock. As there is currently no market for these

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares and there is no foreseeable recovery of the initial investment, the Company has determined that these shares have no value. Accordingly, the Company was fully reserved for this investment at December 31, 2002 and 2001.

In July 2002, the Company entered into preliminary negotiations regarding a possible transaction with Medical Research Laboratories, Inc. (“MRL”), a privately-held medical device manufacturer. The Company made an initial investment in the common stock of the manufacturer in the amount of $1,000 and placed $2,001 into an escrow account pending the outcome of further negotiations. Subsequently, the Company and MRL have entered into litigation (see Note 15).

8.    Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2002	2001
Accrued warranty	$1,604	$1,945
Accrued interest expense	—	1,035
Accrued commissions	694	1,038
Accrued plant closure cost and severances	2,122	1,411
Accrued estimated losses on MCS gas business	—	872
Accrued accounts receivable factoring costs	366	1,029
Accrued bonus	360	738
Accrued vacation and payroll tax	716	1,156
Accrued other expenses	1,326	1,316

	$7,188	$10,540

9.    Business Combinations

Cadent Medical Corporation

On July 1, 2000, the Company acquired Cadent Medical Corporation (“Cadent”), a privately held company. As consideration, the Cadent shareholders received an aggregate of 4,499,964 shares of restricted common stock of the Company, 420,000 shares of which were held in escrow pursuant to an escrow agreement and were released to Cadent shareholders in 2001. Additionally, 300,000 shares were also held in escrow for certain employees and consultants of Cadent and were released in 2001. These escrow shares were the sole and exclusive remedy for any losses incurred by the Company for any breach of representation or warranty by Cadent.

The acquisition was accounted for as a purchase under APB No. 16. In accordance with APB No. 16, the Company allocated the purchase price of Cadent based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by an independent appraiser. These intangible assets include approximately $13.6 million for acquired in-process research and development (“IPR&D”) which was expensed in 2000. Other acquired intangibles include patent applications and the assembled workforce, together valued at approximately $1.3 million. The patent applications were being amortized over an estimated life of 20 years while the assembled workforce was amortized fully in 2001. Goodwill resulting from the Cadent acquisition of $6,917 was being amortized over an estimated life of seven years prior to the adoption of SFAS 142. Accumulated amortization on Cadent’s goodwill was $1,482 at December 31, 2002 and 2001, respectively.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Survivalink Corporation

On September 26, 2001, the Company acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators (“AEDs”). As consideration, the Company paid $10.5 million in cash, issued $25.8 million in senior secured promissory notes (see Note 11) and tendered 18,150,000 shares of common stock to Survivalink shareholders.

The shares and cash were released after a settlement was reached on certain breaches of representation on November 6, 2002. On November 6, 2002, the Company received $1,901 in cash and 474,231 shares of Cardiac Science common stock valued at $1,095. The remaining balance of the escrow was 430,227 shares of Cardiac Science common stock which has been transferred to the original Survivalink shareholders. These settlement proceeds from the escrow account were recorded against goodwill associated with the Survivalink acquisition.

As partial consideration for the acquisition of Survivalink, the Company issued senior promissory notes to Survivalink shareholders in the principal amount of $25.8 million with simple interest payable upon maturity at the rate of 10% per annum. In addition, the Company assumed $1.5 million plus accrued interest of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders agreed to convert the bridge notes into a senior note payable with terms and conditions similar to the notes issued as merger consideration. During 2002, the Company issued $50 million of Senior Notes to a third party (see Note 11) and the proceeds of the Notes were used to redeem the senior promissory notes issued to the Survivalink shareholders and held in escrow, the assumed bridge loan and all accrued interest.

The Company entered into an agreement with Survivalink shareholders to establish a tax escrow fund to make loans to employees of Survivalink who owned options to purchase Survivalink common stock to help them meet their tax obligations arising from the exercise of their employee stock options. The Company deposited $2,108 of cash into this fund as of December 31, 2001. This amount is included in other long-term assets in the Company’s Consolidated Balance Sheets. Each loan from the fund was documented by an individual secured tax note. The tax notes were collateralized by any amounts payable to the Survivalink employee under the senior secured promissory notes issued to the employee as consideration in the acquisition of Survivalink. During 2002, upon repayment of the senior secured promissory notes, all loans to employees were paid back to the Company and the tax escrow account was refunded to the Company.

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets were identified by an

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent appraiser. These intangible assets include approximately $73.8 million for goodwill, $7.6 million for patents, $676 for customer base, and $378 for the Survivalink tradename. The patents are being amortized over seven years, the customer base over two years, and the Survivalink tradename over one year.

The components of the purchase price and allocation are as follows:

Purchase Price:
Stock consideration (18,150,000 shares @ $2.31/share)	$41,927
Cash	10,500
Senior secured promissory notes	25,800
Acquisition costs	2,184

Total	$80,411

Allocation of Purchase Price:
Current assets	$5,369
Property, plant and equipment, net	390
Other assets	21
Current liabilities	(6,299)
Bridge notes	(1,500)
Long term liabilities	(11)
Patents Customer base Tradename	7,584 676 378
Goodwill	73,803

Total	$80,411

During 2002, goodwill related to the Survivalink acquisition was adjusted for the following:

Original goodwill	$73,803
Cash received from escrow	(1,901)
Value of shares received from escrow	(1,095)
Bad debt reserve	(56)
Warranty reserve	847

Adjusted goodwill	$71,598

Artema Medical AB

On November 30, 2001, the Company acquired a 94.7% ownership interest in Artema Medical AB (“Artema”), a Swedish based manufacturer of patient monitors and external defibrillator devices. As consideration, the Company paid approximately $215 in cash and issued 4,150,976 shares of common stock to Artema shareholders.

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets were identified by an independent appraiser. These intangible assets include approximately $16.1 million for goodwill, approximately $1.3 million in developed technology and customer base, and approximately $1.4 million in intangible assets for

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the MCS gas business (see Note 10 regarding Artema restructuring and planned disposition of the MCS gas business). The patents and customer base will be amortized over 7 years.

The components of the purchase price and allocation are as follows:

Purchase Price:
Stock consideration (4,150,976 shares @ $3.75/share)	$15,566
Cash	215
Acquisition costs	1,586

Total	$17,367

Allocation of Purchase Price:
Current assets	$7,741
Property, plant and equipment, net	1,819
Current liabilities	(9,578)
Long term liabilities	(519)
Minority interest	(883)
Developed technology Customer base	796 499
MCS Gas intangible assets Goodwill	1,426 16,066

Total	$17,367

During 2002, certain adjustments to goodwill were made related to the planned disposition of the MCS gas business (see Note 10).

The following pro forma data summarizes the results of operations for the periods indicated as if the Cadent, Survivalink, and Artema acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets and interest on the senior secured promissory notes.

	2001	2000
Net sales	$40,044	$49,343
Net loss	$(37,967)	$(40,948)
Pro forma net loss per share (basic and diluted)	$(0.70)	$(0.86)
Pro forma weighted-averaged shares	54,441,700	47,868,900

The above pro forma calculations do not include goodwill amortization for the Survivalink and Artema acquisitions in accordance with SFAS No. 141.

10.    Artema Restructuring and Planned Disposition of the MCS Gas Business

As part of the Artema acquisition, the Company had developed a plan to restructure the operations of the manufacturing facility in Denmark (“the plan”). Originally, the Company recorded certain purchase price adjustments in connection with the plan totaling $3,064. The plan included plant and facility closure costs that were either contractually obligated or were incremental in nature, adjustments to fair market value for owned facilities to be disposed of based on market assessments, adjustments to fair value for raw materials that would not be converted into finished goods and certain severance related costs for employees in closed facilities that the Company was obligated to pay upon execution of the plan.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plan, which included closing the manufacturing facility in Northern Denmark, moving out of the current facility in Copenhagen, as well as discontinuing or subcontracting the manufacturing of the product lines, was completed in the quarter ended September 30, 2002. Additionally, an existing defibrillator product line and the accompanying future service obligations were sold to a European company as part of the plan. The Company sold related inventories, manufacturing assets and the right to manufacture and sell the existing products for consideration of cash and future royalty payments based on future units produced. No gain or loss was recognized on the transaction as the disposal of these assets was contemplated as a part of the plan. Upon execution of the plan, the Company recorded an additional $905 of purchase price adjustments to reflect the fair value of the assets disposed.

The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science’s proprietary bi-phasic defibrillation technology. In consideration, the Company received an upfront payment of $487 and will receive eight quarterly installments over the next 2 years totaling $500. The total licensing revenue of $987 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and, accordingly, the Company recognized $47 of licensing revenue in the year ended December 31, 2002.

Also as part of the Artema acquisition, the Company identified the MCS gas business, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas business designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers. The MCS gas business is a distinct and separate business unit. The Company is accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas business be excluded from the consolidated operating results of the Company. The Company had initially estimated that the net loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated net loss has been subsequently revised to an estimated loss of $306. Accordingly, a net loss of $306 has been excluded for the period from acquisition through November 30, 2002 and a net loss of $52 for December 2002 has been reported as a loss from discontinued operations in accordance with EITF 90-6, Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to be Sold.

During 2002, goodwill related to the Artema acquisition was adjusted for the following:

Original goodwill	$16,066
Artema restructuring:
Building and other impairments	544
Inventory reserve	922
Accounts receivable reserve	11
Loss on closure of Copenhagen facility	664
Copenhagen facility severance and other miscellaneous costs	123
Disposal of MCS gas business:
Asset impairments	1,868
Warranty reserve	50
Losses from MCS gas business	(711)
MCS gas business severance and other miscellaneous costs	1,280

Adjusted goodwill	$20,817

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a breakdown of the restructuring accruals recorded related to the Copenhagen facility shutdown and the MCS gas business disposal:

	Original Adjustment	Balance at December 31, 2001	Cash Payments	Non-Cash Adjustments	Adjustments to Goodwill	Balance at December 31, 2002
Restructuring accruals:
Loss on closure of Copenhagen facility	$648	$648	$(692)	$108	$664	$728
Copenhagen facility severance and other miscellaneous costs	520	520	(607)	—	123	36
Losses from MCS gas business	1,017	872	(161)	—	(711)	—
MCS gas business severance and other miscellaneous costs	—	—	—	—	1,280	1,280

	$2,185	$2,040	$(1,460)	$108	$1,356	$2,044

The following is a breakdown of the MCS gas business assets and liabilities held-for-sale at December 31:

	2002	2001
Accounts receivables, net	$516	$511
Inventories, net	460	482
Other assets	185	—
Property, plant and equipment	—	335
Identifiable intangible asset of MCS gas business	—	1,426

Assets held-for-sale	$1,161	2,754

Accounts payable and accrued expenses	$1,294	$892
Line of credit	773	127

Liabilities held-for-sale	$2,067	$1,019

As part of this acquisition, the Company has an available line of credit with a Swedish bank that allows the Swedish and Danish subsidiaries to borrow up to approximately $1.1 million each.

11.    Senior Secured Promissory Notes

As partial consideration for the acquisition of Survivalink (see Note 9), the Company issued senior secured promissory notes to Survivalink shareholders during 2001 in the principal amount of $25.8 million, with simple interest payable upon maturity at the rate of 10% per annum. In addition, the Company assumed $1.5 million of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders agreed to convert the bridge notes into a senior secured promissory note with terms and conditions similar to the notes issued as merger consideration. The notes issued to Survivalink shareholders were subsequently redeemed pursuant to the note and warrant financing described in the immediately following paragraph.

On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50 million. The Senior Notes (the “Notes”) are due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement. The Notes accrue interest at 6.9% per annum. During the first three years of the term of the Notes,

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued and unpaid interest on the Notes will, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Notes. After the end of the third year of the term of the Notes, any additional accrued and unpaid interest on the Notes will be due and payable in cash quarterly in arrears, and on the termination date of the Notes. The Notes have certain monthly and quarterly financial and non-financial covenants. As of December 31, 2002, the Company is in compliance with all covenants.

The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law. Proceeds from the Notes were used by the Company to repay $26,468 of senior promissory notes plus accrued interest issued in connection with the acquisition of Survivalink Corporation (see Note 9). The remaining proceeds were available for working capital purposes.

In connection with the Notes, the investors were issued warrants (the “Warrants”) for the purchase of an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited antidilution adjustments. After two years, the Company has the right to force the exercise of the warrants pursuant to the terms of the Agreement. The proceeds of the Notes were allocated between the Notes and the Warrants based on their relative fair values at the date of issuance, which allocation was determined by a third party valuation. Such allocation resulted in a discount being recorded on the Notes in the amount of $11,815, which will be amortized over the five-year term of the Notes using the effective interest method. In addition, the Company paid approximately $2,760 in debt issuance costs which will be amortized over the five-year term of the Notes using the effective interest method.

12.    Promissory Note and Security Agreement

In July 1999, the Company terminated its agreement to acquire HeartSine Technologies, Inc. (“HeartSine”). In December 1999, the Company entered into an exclusive license and development agreement with HeartSine Technologies, Inc. to utilize HeartSine’s biphasic defibrillation waveform technology in the Company’s in-hospital defibrillation products. HeartSine Technologies is a privately held research and development firm with its primary operations in Northern Ireland. Pursuant to the agreement, the Company could have paid to HeartSine a total of $650 upon the attainment of agreed upon milestones. During 2000 the Company terminated the development portion of the agreement and therefore there are no additional development fees to be earned by HeartSine. Included in the amount of $650 was a one time license fee of $250 which was paid in December 1999 and included in research and development expense for the year ended December 31, 1999. Also, during 1999, the Company advanced cash to HeartSine in the amount of $189. The Company obtained a promissory note and security agreement with regard to these advances. The principal amount plus interest at 10% was due and payable on December 31, 2001.

In prior periods, the Company wrote-off to research and development expense this $189, as the Company believed that the note receivable was permanently impaired and uncollectible. In February 2002, the Company received from HeartSine $236, which represented full repayment of the original promissory note plus accrued interest and late fees. The Company has included this recovery of $236 as an offset to research and development expense in the statement of operations for the year ended December 31, 2002. In November 2002, the Company agreed to terminate its development and license agreement with HeartSine in exchange for $100. The Company included this $100 as an offset to research and development expense in the statement of operations for the year ended December 31, 2002.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Related Party Transaction

In November 2001, the Company advanced $500 to its President and CEO. The principal amount plus interest of 6% is due and payable in November 2004. In the event that his employment is terminated, whether voluntarily or involuntarily, the principal and interest on this note shall become due and payable within 180 days from such termination of employment. The note is not collateralized and is included in other assets on the consolidated balance sheet.

14.    Notes Payable

In July 1998, Cadent entered into an equipment loan agreement under which Cadent borrowed $300 to finance previously purchased property and equipment. The Company assumed the outstanding loan balance as part of the acquisition of Cadent. Borrowings under the loan are collateralized by the financed property and equipment with a net book value of $267 at December 31, 2001. The loan is to be repaid over a 48-month period commencing on July 10, 1998 and bears interest at a rate of 9.8%. The balance of the loan was $45 at December 31, 2001. This loan was paid off in full during 2002.

Between 1983 and 1986, Artema entered into four mortgage agreements to borrow approximately $806 to finance the purchase of the manufacturing facilities in Aabybro, Denmark. The Company has assumed these outstanding loan balances as part of the acquisition of Artema. The borrowings under these mortgages are collaterized by the property and each bears interest at a rate of 7%. At December 31, 2001, the outstanding loan balance was $255. These loans were paid off in full during 2002.

During 2002, the Company purchased two vehicles which were financed through the auto dealers. Both loan agreements are to be repaid over 60 months and bear interest at 0% and 4.9%, respectively. At December 31, 2002, the outstanding loan balances totaled $62.

15.    Commitments and Contingencies

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally-insured limits. The Company invests its excess cash deposits in government securities and money market cash portfolios with major financial institutions.

The Company sells its products to hospitals, governmental agencies, emergency responders, schools, and international distributors. The Company had a distribution agreement with Medtronic Physio-Control which was terminated in February 2002 (see Note 19). Sales to Medtronic Physio-Control were $25 and $2,047 for the years ended December 31, 2001 and 2000, respectively.

Litigation

In November 2002, the Company settled a patent infringement suit with ZOLL Medical Corporation (“ZOLL”), which it originally initiated in March 2002. The terms of the settlement included the cross licensing of a number of patents between the two parties. Under the terms of the confidential settlement agreement, the Company received a settlement amount and will be entitled to royalties under a licensing agreement based on ZOLL’s AED sales. The Company has recorded the settlement as an offset to legal expense included in general and administrative expenses in the accompanying consolidated income statement for the year ended December 31, 2002.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 3, 2002, the Company filed a complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleges MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL’s stock. As a result of MRL’s failure to comply with the closing requirements, the Company seeks damages in excess of $3 million. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. Thereafter, the case was removed to the United States District Court for the Central District of California. MRL has indicated that it intends to file a motion to change venue to the Northern District of Illinois. MRL contends that the Company breached the letter of intent and seeks damages in excess of $5 million. The Company believes that the allegations against it are without merit, and the Company intends to vigorously defend against MRL’s claims. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s operations or financial position.

Employee Benefit Plan

In 1995, the Company adopted the Cardiac Science, Inc. 401(k) Profit Sharing Plan (the “Plan”) which is a 401(k) plan covering all of the Company’s full-time employees who meet certain eligibility requirements. The Company may contribute to the Plan on a discretionary basis. As of December 31, 2002, the Company had never contributed to the Plan.

Capital Leases

The Company leases office equipment under capital lease agreements which expire during fiscal 2005. Future minimum lease payments under these capital lease obligations for the years ending December 31 are as follows:

2003	$239
2004	48
2005	3

290
Less: interest	(15)

$275

Operating Leases

The Company leases office space and equipment under various operating lease agreements. Total rent expense for the years ended December 31, 2002, 2001, and 2000 was $666, $381, and $303, respectively. The minimum lease payments under the terms of these lease agreements for the years ending December 31 are as follows:

2003	$1,178
2004	1,151
2005	624
2006	613
2007	380

$3,946

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Income Taxes

The Company’s provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

	2002	2001	2000
Property and equipment	$341	$35	$33
Capitalized costs	—	729	(962)
Accrued liabilities	156	(2,486)	(120)
Tax credit carry forwards	(903)	(1,756)	(754)
Stock options	337	(160)	(308)
Restricted stock	—	665	(665)
Other	—	—	(53)
Net operating loss carry forwards	(7,602)	(21,361)	(13,386)

	(7,671)	(24,334)	(16,215)
Valuation allowance	7,671	24,334	16,215

	$—	$—	$—

The temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows:

	2002	2001
Property and equipment	$(410)	$(69)
Capitalized costs	683	683
Accrued liabilities	2,486	2,642
Tax credit carry forwards	3,735	2,832
Stock options	211	548
Other	53	53
Net operating loss carry forwards	48,834	41,232

	55,592	47,921
Valuation allowance	(55,592)	(47,921)

	$—	$—

In connection with the acquisition of Survivalink, the Company acquired deferred tax assets of approximately $15.5 million. A full valuation allowance has been applied to these deferred tax assets.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

	2002	2001	2000
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Nondeductible expenses	0.7	2.4	15.0
Tax credits	(5.1)	(1.2)	—
Change in valuation allowance	38.4	32.8	19.0

	0.0%	0.0%	0.0%

As of December 31, 2002, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $2.6 million and $1.2 million, respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $124.7 million and $72.7 million of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2004, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions. The limitations could result in the expiration of the Company’s net operating loss carry forwards and research and experimentation credit carry forwards before full utilization.

17.    Stock Options

1997 Stock Option/Stock Issuance Plan

In May 1998, the Company’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) was approved by stockholders at the Annual Meeting of Stockholders. All outstanding stock options under the Company’s 1991 Stock Option Plan and 1993 Stock Option Plan were exchanged for stock options in the 1997 Plan. The 1997 Plan provides for the granting of stock options intended to qualify as incentive stock options and stock options not intended to qualify as incentive stock options (“non-statutory options”) to employees of the Company, including officers, and non-statutory stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors.

The 1997 Plan is administered by a Compensation Committee (the “Committee”) which is comprised of three members appointed by the Company’s Board of Directors. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1997 Plan the Committee determines is in the Company’s best interest. In 2001, stockholders approved an amendment to the 1997 Plan to increase the number of shares of common stock up to a maximum of 8.8 million shares. In 2002, stockholders approved another amendment to increase the number of shares of common stock up to a maximum of 11 million shares. The 1997 Plan is subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

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

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock option activity under the Plan for the years ended December 31 is summarized as follows:

	Option Price Per Share	Number of Shares
Outstanding, December 31, 1999	$1.88–$3.88	1,305,000
Granted	$3.88–$6.00	1,884,033
Exercised	$1.88–$3.88	(118,955)
Cancelled	$1.88–$5.75	(384,033)

Outstanding, December 31, 2000	$1.88–$6.00	2,686,045
Granted	$2.06–$3.00	6,674,900
Exercised	$1.88–$4.63	(325,492)
Cancelled	$1.88–$6.00	(750,403)

Outstanding, December 31, 2001	$1.88–$6.00	8,285,050
Granted	$1.60–$4.55	2,892,000
Exercised	$2.00–$4.00	(39,537)
Cancelled	$1.60–$5.94	(1,044,584)

Outstanding, December 31, 2002	$1.60–$6.00	10,092,929

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.60–$2.00	3,162,338	114 months	$1.77	603,182	$2.00
$2.06–$2.40	5,712,340	106 months	2.13	1,908,130	2.13
$3.88–$4.63	819,580	100 months	3.98	414,589	4.05
$5.00–$6.00	398,671	92 months	5.80	277,253	5.79

$1.60–$6.00	10,092,929	109 months	$2.31	3,203,154	$2.67

At December 31, 2002, there were 10,092,929 shares reserved or available for issuance under the 1997 Plan. The weighted average remaining contractual life as of December 31, 2002 is approximately 109 months.

For stock options granted to non-employees (consultants), the Company has recognized compensation cost of $374 and $886 for 2001 and 2000, respectively, using a Black-Scholes option pricing model. No stock options were granted to non-employees (consultants) in 2002.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Warrants

Historically, the Company has granted warrants in connection with fund raising activities and as consideration for certain services. The following summarizes warrants to purchase shares of common stock that were outstanding and exercisable at December 31, 2002:

Grant Date	Warrants Outstanding	Exercise Price Per Share	Warrants Exercisable	Expiration Date
1994	500,000	$0.01	500,000	2004
1997	75,000	$2.25	75,000	2007
2002	35,000	$2.40	35,000	2004
2002	13,000,000	$3.00–4.00	13,000,000	2009
2002	25,000	$1.75	—	2012

Total	13,635,000		13,610,000

19.    Distribution and License Agreement

In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control (“MPC”), a subsidiary of Medtronic, Inc. (“Medtronic”). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. Subsequent to December 31, 2000, MPC provided the Company with notice that, among other things, the acquisition of Survivalink (see Note 9), a significant competitor of MPC, placed MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic’s acquisition of Physio-Control. MPC believed these restrictions, among other things, directly impacted MPC’s ability to continue its relationship with Cardiac Science. MPC had stated that in light of such fact, it believed it to be in the best interests of the parties to terminate the agreement. The Company entered into a settlement agreement and mutual release with MPC in February 2002. The terms of this settlement agreement provided that MPC return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Additionally, the Company owed MPC $1.1 million pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1.1 million is part of the $25.8 million of senior secured promissory notes issued in the Survivalink merger. Pursuant to this settlement agreement, MPC agreed to forgive and release payment of $832 of the amount owing under the promissory note to MPC.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Supplemental Cash Flow Disclosures:

	2002	2001	2000
Cash paid during the year for:
Income taxes	$—	$2	$2
Interest	2,213	53	39
Supplemental schedule of non-cash investing and financing activities:
Costs of equity issuances paid with common stock	—	770	1,529
Exchange of common stock subscribed for common stock	—	1,551	—
Purchases of equipment with a capital lease or note payable	64	73	84
Deferred revenue receivable	700	—	—
Return of shares in escrow related to Survivalink acquisition	1,095	—	—
Costs of equity issuances not yet paid	—	60	140
Costs of equity issuances associated with fair value of warrants issued	11,815	—	—
Portion of proceeds from the sale of assets at subsidiary held in escrow at December 31, 2002	767	—	—
Acquisition of Cadent Medical Corporation:
Fair value of non-cash tangible assets acquired	$—	$—	$290
Liabilities assumed and incurred	—	—	(624)
Intangible assets	—	—	8,251
Acquired in process research and development	—	—	13,587
Fair value of stock consideration	—	—	(21,714)

Cash acquired	$—	$—	$(210)

Acquisition of Survivalink Corporation:
Fair value of non-cash tangible assets acquired	$—	$4,383	$—
Liabilities assumed and incurred, net of senior secured promissory notes	—	(8,494)	—
Senior secured promissory notes	—	(27,300)	—
Intangible assets	—	82,441	—
Cash consideration paid	—	(10,500)	—
Fair value of stock consideration	—	(41,927)	—

Cash acquired	$—	$(1,397)	$—

Acquisition of Artema Medical AB:
Fair value of non-cash tangible assets acquired	$—	$8,483	$—
Liabilities assumed and incurred including minority interest of $883	—	(12,566)	—
Intangible assets	—	18,787	—
Cash consideration paid	—	(215)	—
Fair value of stock consideration	—	(15,566)	—

Cash acquired	$—	$(1,077)	$—

21.    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF)

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. They are subject to its disclosure requirements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements (See “Product Warranty” policy in Note 1.).

On December 31, 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal years ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information in the notes to the consolidated financial statements.

EITF Consensus Issue No. 00-21 (the “Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and is expected to be finalized at the March 2003 meeting. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that adoption of Issue 00-21 will have significant impact to the Company’s consolidated financial statements.

22.    Subsequent Events (unaudited)

In February 2003, the Company announced that it filed patent infringement action against Philips Medical Systems North America, Inc. (“Philips”), Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. in the United States District Court for Minnesota. Its suit charges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defibrillator” infringe at least seven of our United States patents. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that its suit alleges are key competitive advantages of its Powerheart AED and are covered under its patents.

In February 2003, the Company placed in escrow approximately $1.3 million in cash for the purchase of the remaining 5.3% minority interest in Artema, and paid off the outstanding line of credit with a Swedish bank.

Financial Statement Schedule

CARDIAC SCIENCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2002, 2001 and 2000

(in thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$859	$463	$25	$(305)		$1,042
Reserve for excess and obsolete inventory	$5	$849	$120	$(520)		$454
Year ended December 31, 2001:
Allowance for doubtful accounts	$200	$659	$—	$—		$859
Reserve for excess and obsolete inventory	$53	$1,459	$—	$(1,507	)(1)	$5
Year ended December 31, 2000:
Allowance for doubtful accounts	$—	$200	$—	$—		$200
Reserve for excess and obsolete inventory	$—	$53	$—	$—		$53

(1)	Write-off of inventories

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 2003:

Name	Position	Age
Howard L. Evers	Executive Chairman of the Board	54
Raymond W. Cohen	President, Chief Executive Officer and Director	44
Roderick de Greef	Chief Financial Officer and Secretary	42
Kenneth F. Olson	Chief Technology Officer	44
Michael Gioffredi	Vice President of Sales and Marketing	51
Dongping Lin, Ph.D.	Chief Software Architect and Intellectual Property Officer	44
Prabodh Mathur	Chief Product Development Officer	46
Guy Sohie, Ph.D.	Senior Vice President Operations	46
Ray E. Newton, III	Director	39
Peter Crosby	Director	50
Robert Carpenter	Director	57
Brian Dovey	Director	61
Erich Sager	Director	44

Howard L. Evers has served as Executive Chairman of the Company’s Board of Directors since April 2001 and a member of the Company’s Board of Directors since March 1998. Prior, Mr. Evers served as President, Chief Executive Officer and Chairman of the Board of Diagnostics On Call, a mobile x-ray and EKG services provider to the long-term care and home health care markets. From 1992 to 1995, he was the Chief Executive Officer and Chairman of the Board of PSI, a medical supply distribution company servicing the physician office market. From 1988 to 1992, Mr. Evers was the Chief Executive Officer and Chairman of the Board of Lake Industries, an environmental services company. From 1973 to 1988, Mr. Evers was President and Chief Executive Officer of Tru Green Corporation, a lawn, tree and shrub care and pest control company sold to Waste Management Inc. in 1987.

Raymond W. Cohen has served as the Company’s President, Chief Executive Officer, and as a member of the Board of Directors since January 1997. Prior to 1997, Mr. Cohen was President of Diagnostic Monitoring, a privately held manufacturer and international distributor of non-invasive cardiac monitoring devices which was acquired by Cardiac Science in 1997. From 1988 to 1990, Mr. Cohen was President of BioAnalogics, Inc., a publicly held development-stage medical company. From 1982 to 1988, Mr. Cohen was Vice President, Sales and Marketing for Brentwood Instruments, Inc., a publicly held cardiology products distribution company based in Torrance, California, where he was instrumental in the company being ranked in Inc. Magazine s list of Fastest Growing Small Public Companies from 1986 through 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

Roderick de Greef has served as the Company’s Executive Vice President, Chief Financial Officer and Secretary since March 2001. From 1995 to 2001, Mr. de Greef provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing the

Company’s equity capital beginning in 1997, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of Brentwood Instruments, Inc. From 1983 to 1986, Mr. de Greef held financial analysis positions with W.R. Grace and Co., and Santa Fe Minerals, Inc., in Dallas, Texas. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.B.A. from the University of Oregon. Mr. de Greef also sits on the boards of two medical technology companies.

Michael Gioffredi has served as the Company’s Vice President, Sales and Marketing since September 1998. Mr. Gioffredi previously held the position of Vice President, Sales and Marketing for Britesmile, Inc., a public dental laser technology company located in Salt Lake City. Prior to 1997, Mr. Gioffredi was Senior Vice President, Marketing and Business Development for the EMPath Group, a private emergency medicine consulting firm and Vice President, Marketing for Laserscope, Inc., a publicly traded medical laser company. From 1982 to 1993, Mr. Gioffredi held marketing management and sales positions with the cardiology and cardiovascular divisions of C.R. Bard, Inc., a Fortune 500 medical device company. Mr. Gioffredi has a BA in Business Administration and Marketing from California State University at Fullerton.

Kenneth F. Olson has served as the Company’s Chief Technical Officer since the Company’s merger with Survivalink in September 2001. Mr. Olson previously held the position of Vice President of Research and Development for Survivalink Corporation from August 1995 after holding the position of Director of Engineering from January 1993 to July 1995. From June 1992 to December 1992, Mr. Olson was Senior Design Engineer for Ancor Communications, a high-speed communications switching company. From June 1990 to June 1992, Mr. Olson was Senior Design Engineer for Network Systems Corporation, a computer network design company. Mr. Olson holds a Master of Business Administration degree and a Bachelors degree in Electrical Engineering, both from the University of Minnesota.

Dongping Lin, Ph.D., has served as the Company’s Chief Software Architect and Intellectual Property Officer since November 2000. Dr. Lin held the position of Chief Technical Officer from July, 1998 to November 2000. Dr. Lin held the position of Director of Software Engineering from January 1997 until July 1998. Dr. Lin joined the Company as Software Development Manager in January 1993. From 1988 to 1993, Dr. Lin held senior software engineering positions at Del Mar Avionics located in Irvine, Calif. Dr. Lin received his B.S. in Electrical Engineering from Beijing Normal University in Beijing, China. Dr. Lin received an M.S.E. in Computer Engineering and Ph.D. in Electrical Engineering and Computer Science from the University of Michigan. Dr. Lin is recognized as an expert in the field of computer arrhythmia analysis and real-time ventricular tachyarrhythmia detection.

Prabodh Mathur has served as the Company’s Chief Product Development Officer since November 2000. Mr. Mathur held the position of Vice President of Research & Development from May 2000, and from the Company’s formation in 1991 through January 1997. Between 1997 and April 2000, Mr. Mathur was the Vice President of Engineering at Medstone International Inc., a manufacturer of shockwave lithotripters used in the treatment of kidney stones. Between 1986 and 1991, Mr. Mathur held various positions in the engineering department of Medstone, where he was initially responsible for software development, and finally, for all product development activities as head of the department. From 1983 to 1986, Mr. Mathur was a Senior Research Engineer for Amada Laser Systems, Inc., a subsidiary of Amada, Japan, where he was responsible for integrating lasers and robots for material processing applications. Mr. Mathur earned an MS degree in Mechanical Engineering from the University of Missouri in 1983 and a BS degree in Mechanical Engineering from the Indian Institute of Technology in 1981.

Guy Sohie Ph.D., has served as the Company’s Senior Vice President of Operations since November 2000. From 1997 to 2000, Dr. Sohie was the founder and principal consultant of his own consulting firm, Global Insite, where he advised high growth technology companies worldwide in streamlining new product development and introduction. From 1994 to 1997, he was manager of the Image Detection department with GE Medical Systems Europe, where he was responsible for development and introduction of new imaging system products for GE’s medical X-Ray business. From 1989 through 1994, Dr. Sohie held several positions with GE’s Corporate R&D Center in Schenectady, New York, where he introduced new technology in products ranging from combat systems to medical ultrasound and communications systems. From 1988 to 1989 he served as engineer and project leader for Motorola s Digital Signal Processor division, and from 1985 to 1988, he was assistant professor of Electrical and Computer Engineering at Arizona State University. Dr. Sohie holds a Ph.D. from Pennsylvania State University and engineering degrees from the Industriele Hogeschool in Antwerp, Belgium, in Electrical Engineering.

Ray E. Newton, III, is a managing director of Perseus, LLC, a merchant bank and private equity fund management company with offices in Washington D.C. and New York City. Prior to joining Perseus, Mr. Newton was a general partner at J.H. Whitney & Co., a private equity and subordinated debt investment firm. Mr. Newton joined Whitney as an associate in 1989 and in 1992 was named the youngest general partner in the firm s 52-year history. While at Whitney, Mr. Newton was responsible for all aspects of the investment process, including identifying and developing opportunities, negotiating and closing transactions, developing strategic plans and liquidity paths for portfolio companies, and monitoring limited partner relationships. Prior to Whitney, Mr. Newton was in the Merchant Banking Department at Morgan Stanley & Co., Incorporated. Mr. Newton holds an M.B.A. from Stanford University’s Graduate School of Business and a B.A., magna cum laude, from Princeton University.

Peter Crosby has been a member of the Company’s Board of Directors since November 1997. Mr. Crosby has over 20 years of experience in the medical device industry and is currently serving as the Chief Executive Officer of Ischemia Technology Inc., a position he has held since 1999. Mr. Crosby also serves as chairman of the board of Cardiocomm Solutions, a Canadian developer of ECG software products. From 1997 to 1999 Mr. Crosby consulted for various medical device companies. Mr. Crosby was CEO and a director of NeoVision Corporation, an ultrasound imaging system developer until NeoVision was sold to United States Surgical Corporation in September 1997. From 1981 to 1996, Mr. Crosby held numerous senior management positions for Nucleus Group, an Australian medical device company and a division of Pacific Dunlop, Ltd. During his tenure at Nucleus, he served as Vice President, R&D, and Vice President of Business Development for Telectronics Pacing Systems, a global developer of implantable medical devices such as defibrillators, pacemakers and cardiomyoplasty stimulators. Mr. Crosby is the author of many publications, holds numerous patents in the defibrillation technology field, and has a B.S. in Electrical Engineering and a M.E.S. from the University of Melbourne, Australia.

Robert J. Carpenter, has been a member of the Company’s Board of Directors since August 2000. Mr. Carpenter is currently President of Boston Medical Investors, Inc., a company that he founded in 1994 to make investments in early stage health care companies. From 1992 to 1993 Mr. Carpenter served as President and CEO of GelTex Pharmaceuticals a developer of advanced polymers to treat human diseases. From 1989 to 1991 Mr. Carpenter served as Executive Vice President of Genzyme Corporation a biopharmaceutical firm. From 1981 to 1989 Mr. Carpenter served as President and CEO of Integrated Genetics a developer of diagnostic and therapeutic products utilizing recombinant DNA technology. Integrated Genetics was merged with Genzyme Corporation in 1989. From 1975 to 1980 Mr. Carpenter served in several positions for Baxter Travenol Laboratories ultimately attaining the position of President, Fenwal Division. Mr. Carpenter received a BS degree from the United States Military Academy at West Point in 1967, an M.S. in Computer Science from Stanford University in 1969, and an M.B.A. from Harvard Business School in 1975. He also serves on the board of directors Genzyme and several private companies.

Brian H. Dovey, has been a member of the Company’s Board of Directors since August 2000. Mr. Dovey is a managing member of Domain Associates, L.L.C., a private venture capital management firm focused on life sciences, and has served in this or similar capacities with the firm since 1988. He has served as Chairman of three companies and on the Board of Directors of some 20 additional companies, and currently serves on the board of Align Technology, Inc. Prior to joining Domain, Mr. Dovey spent six years at Rorer Group, Inc. (now Aventis) and as President (1986 to 1988) was the primary architect of this Fortune 500 company’s strategic shift to pharmaceuticals resulting in a doubling of annual sales to approximately $1 billion. Previously, Mr. Dovey was President of Survival Technology, Inc., a start-up medical products company whose sales growth placed it in the top ten of the Inc 100. He has held management positions with Howmedica, Inc., Howmet Corporation, and New York Telephone. Mr. Dovey has served as both President and Chairman of the National Venture Capital Association and is on the Board of Trustees for the Coriell Institute, the Wistar Institute and the Burnham Institute. Mr. Dovey received his B.A. from Colgate University and an M.B.A. degree from Harvard Business School.

Erich Sager has been a member of the Company’s Board of Directors since September 2001. Mr. Sager is a director of BioMarin Pharmaceutical, a Nasdaq listed biopharmaceutical company that trades under the ticker BMRN. He is also a manager at equity4life AG, a health care investment company. Prior to founding Belmont Ltd. and LaMont Asset Management S.A, both of which are overseas private investment management firms, from 1991 to 1996, Mr. Sager held several positions at Dresdner Bank (Switzerland), including Senior Vice President, Head of Private Banking from 1994 to 1996. From 1994 to 1996 he was in charge of private banking at Deutsche Bank (Schweiz) AG. From 1978 to 1988 he was at UBS AG in various functions including head of trading in London. Mr. Sager serves on the board of directors of a number of biotechnology companies. Mr. Sager has a Business Degree from the School of Economics and Business Administration in Zurich, Switzerland.

There is no family relationship between any of the directors or executive officers of the Company. Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and any persons holding more than ten percent of the Company’s common stock to file reports of their initial ownership of the common stock and any subsequent changes in that ownership with the Securities and Exchange Commission. Specific filing deadlines of these reports have been established, and the Company is required to disclose any failure to meet such deadlines during the year ended December 31, 2002. Based solely on a review of such reports furnished to the Company, the Company believes all of these filing requirements have been satisfied.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and to the Company’s four most compensated executive officers, other than the Chief Executive Officer, who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2002 (collectively the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp.		Restricted Stock Awards ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Comp.
Raymond W. Cohen Chief Executive Officer And President	2002 2001 2000	325,000 236,000 190,000	199,000 250,000 70,000	5,175 5,175 —	(4) (4)	— — —	300,000 1,600,000 150,000	— — —	17,000 17,000 12,000	(1) (1) (1)

Howard Evers Executive Chairman	2002 2001 2000	205,000 34,000 —	125,000 — —	— — —		— — —	150,000 500,000 25,000	— — —	— — —

Roderick de Greef Chief Financial Officer And Secretary	2002 2001 2000	240,000 205,000 —	75,000 100,000 —	— — —		— — —	150,000 600,000 —	— — —	— — —

Michael Gioffredi Vice President of Sales and Marketing	2002 2001 2000	175,000 255,711 179,628	62,000 25,000 20,000	— — —		— — —	75,000 100,000 —	— — —	— — 10,634	(2)

Guy Sohie Senior Vice President of Operations	2002 2001 2000	185,000 203,500 —	48,000 18,500 —	— — —		— —	30,000 160,000 —	— — —	— 33,908 —	(3)
(1)	Annual automobile allowance.
(2)	Reimbursement for relocation expenses.
(3)	Consulting services.
(4)	Life insurance premium.

Option Grants In 2002

The following table provides information related to options granted to each of the Named Executive Officers during the year ended December 31, 2002:

	Individual Grants		Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	No. of securities Underlying Options/ SARs #(1)	% of Total Options Granted to Employees in Fiscal Year
					5%	10%
Raymond W. Cohen	300,000	10.37%	$1.75	10/24/2012	$545,614	$1,165,710
Howard Evers	150,000	5.19%	$1.75	10/24/2012	$272,807	$582,855
Roderick de Greef	150,000	5.19%	$1.75	10/24/2012	$272,807	$582,855
Michael Gioffredi	75,000	2.59%	$1.75	10/24/2012	$136,404	$291,427
Guy Sohie	30,000	1.04%	$1.75	10/24/2012	$54,561	$116,571

(1)	Represents shares of common stock underlying stock options. Such options are exercisable 25% per year commencing in October 2003.

Aggregated Option Exercises In 2002 and Year-End Option Values

The following table sets forth certain information as of December 31, 2002 regarding options held by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Year-End ($)(1) Exercisable/Unexercisable
Raymond W. Cohen	—	—	736,458 / 1,463,542	$104,312 / $305,188
Howard Evers	—	—	205,313 / 504,687	$ 30,350 / $121,000
Roderick de Greef	—	—	353,880 / 510,536	$ 36,069 / $123,080
Michael Gioffredi	—	—	101,042 / 73,958	$ 19,344 / $ 11,406
Guy Sohie	—	—	50,000 / 140,000	$ 7,500 / $ 30,300

(1)	The closing bid price of the common stock on December 31, 2002 was $2.21. Value is calculated on the difference between the exercise price of in-the-money options and multiplied by the number of shares of common stock underlying the option.

Employment Agreements

Mr. Cohen entered into an employment agreement with the Company effective as of December 31, 2002. Under the terms of his employment agreement, Mr. Cohen serves as the Company’s President, Chief Executive Officer and a member of the Board of Directors. Mr. Cohen’s employment agreement provides for an initial base salary of $349,500, an annual incentive bonus based on Mr. Cohen meeting certain performance objectives, certain perquisites and participation in employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Cohen a notice not to extend the employment term. The terms of the employment agreement provide that if Mr. Cohen’s employment is involuntarily terminated by the Company (a) without cause, he will be entitled to severance equal to his base salary, payable over the course of twelve months, plus a pro rata incentive bonus for the year of termination; or (b) due to a change in control of the Company, or if Mr. Cohen resigns for good reason, he will be entitled to severance equal to two times his base salary, payable over the course of two years, plus a pro rata incentive bonus for the years of termination. In either event, Mr. Cohen would also be entitled to retirement benefits together with continued health, life insurance and other employee welfare benefits during the years of termination.

Mr. Evers entered into an employment agreement with the Company effective as of December 31, 2002. Under the terms of his employment agreement, Mr. Evers serves as the Executive Chairman of the Board of Directors of the Company. Mr. Evers’ employment agreement provides for an initial base salary of $240,000, an annual incentive bonus based on Mr. Evers meeting certain performance objectives, certain perquisites and participation in the employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Evers a notice not to extend the employment term. The employment agreement provides that if Mr. Evers’ employment is involuntarily terminated by the Company without cause or due to a change of control of the Company, or Mr. Evers resigns for good reason, he will be entitled to severance equal to his base salary, payable over twelve months, together with continued retirement, health, life insurance and other employee welfare benefits for one year, plus a pro rata incentive bonus for the year of termination.

Mr. de Greef entered into an employment agreement with the Company effective as of December 31, 2002. Under the terms of his employment agreement, Mr. de Greef serves as Executive Vice President and Chief Financial Officer of the Company. Mr. de Greef’s employment agreement provides for an initial base salary of $240,000, an annual incentive bonus based on Mr. de Greef meeting certain performance objectives, certain perquisites and participation in the employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. de Greef a notice not to extend the employment term. The employment agreement provides that if Mr. de Greef’s employment is involuntarily terminated by the Company without cause or due to a change of control of the Company, or Mr. de Greef resigns for good reason, he will be entitled to severance equal to his base salary, payable over twelve months, together with continued retirement, health, life insurance and other employee welfare benefits for one year, plus a pro rata incentive bonus for the year of termination. Each of Messrs. Evers, Cohen and de Greef’s agreements provides a car allowance of up to $12,000 per annum.

The Company is also a party to at-will employment agreements with the other named executive officers. Each agreement automatically renews annually unless the Company or the employee shall give the other written notice of termination. The agreements provide for a base salary, plus such bonuses and stock options based on incentive plans approved by the Board of Directors. Each agreement contains a non-competition covenant. The agreements also provide that in the event of an involuntary termination:

•	each employee shall receive his base salary and retirement and welfare benefits for twelve months following the event as well as a pro rata portion of their target bonus; and

•	any unvested stock option or shares of restricted stock held on the date of event shall continue to vest over the twelve-month period.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee of the Board of Directors are Robert Carpenter, Brian Dovey and Erich Sager. No interlocking relationship exists between any member of the Board of Directors or the Compensation Committee and any member of the board of directors or compensation committee of any other company.

Compensation of Directors

The non-employee members of the Board of Directors receive $1,000 per board meeting attended and $250 per telephonic board meeting. The directors also are reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees. Directors also are eligible to receive options under the Company’s 1997 Stock Option/Stock Issuance Plan.

Compensation Committee Report on Executive Compensation

This report, prepared by the Compensation Committee, addresses the Company’s executive compensation policies and the basis on which 2002 executive officer compensation determinations were made. The Compensation Committee designs and approves all components of the executive pay.

During 2002, the Compensation Committee members were Messrs. Carpenter, Dovey and Sager.

Compensation Philosophy

The Company’s executive compensation policies are intended to attract, retain, motivate and reward executives who can lead the Company in achieving its long-term growth and earnings goals. The objective of the Compensation Committee is to implement a compensation program that will provide appropriate incentives while, at the same time, encourage executive officers to increase their equity ownership in the Company and thereby align their interests with those of the Company’s stockholders. The compensation program consists primarily of three components, namely (a) base salary, (b) bonus and (c) stock options. Each of these factors are further described below. In addition, executive officers are eligible to participate, on a non-discriminatory basis, in various benefit programs provided to all full-time employees, including the Company’s stock purchase plan, 401(k) plan and group medical, disability and life insurance programs. The Compensation Committee believes that executive compensation packages should be viewed as a whole in order to properly assess their appropriateness.

In establishing total compensation packages for the Company’s executive officers, the Compensation Committee takes into account the compensation packages offered to executives of other medical device design and manufacturing companies of similar stature. The Compensation Committee uses this comparative data primarily as benchmarks to ensure that the Company’s executive compensation packages are competitive. The Compensation Committee seeks to maintain total compensation within the broad middle range of comparative pay. Individual amounts are based not only on comparative data, but also on such factors as length of service with the Company and the Compensation Committee’s judgment as to individual contributions. These factors are not assigned specific mathematical weights. The Compensation Committee generally meets quarterly and at other times that it deems are necessary and, from time to time, confers with outside advisors concerning acceptable industry practices.

Salary

Base salaries are reviewed annually. It is the Compensation Committee’s intention to pay slightly below-market base salary but provide a significant equity ownership opportunity to create incentives for the Company’s executive officers to maximize the Company’s growth and success while increasing stockholders’ value over the long term. Changes in base salary from year to year depend upon such factors as individual performance, cost of living changes and the economic and business conditions affecting the Company.

Bonus

Executive bonuses are determined in accordance with achievement of the Compensation Company’s goals for the most recent fiscal year. The amounts are intended to reward management for achieving certain milestones set out at the beginning of the fiscal year which may under certain circumstances be modified throughout the year. The cash bonus for the Chief Executive Officer is also influenced by his ability to execute strategic plans determined by the Board of Directors, including merger and acquisition programs.

Stock Options

As noted above, stock options are an important component of total executive compensation. Stock options are considered long-term incentives that link the long-term interests of management with those of the Company’s stockholders. Stock options that the Compensation Committee has granted to executive employees generally vest over a four year period from the date of grant at the rate of 25% per fiscal year, commencing at the end of the year in which they are granted. The Compensation Committee has absolute discretion to determine the recipients and the number of options to be awarded. Each award is at the Committee’s discretion and is not subject to any specific formula or criteria. The Compensation Committee generally awards options on an annual basis. The number of shares for which options were granted to executive officers in fiscal 2002 was determined by the Compensation Committee based upon several factors, including the executive’s position, his or her past and future expected performance, the comparative data described above, and the number of shares under options previously granted. These factors were evaluated in a qualitative manner and were not assigned predetermined weights.

Compensation of Raymond W. Cohen, President and Chief Executive Officer

During 2002, the compensation of Mr. Cohen was determined by applying the same criteria discussed in this report used to determine salaries, bonuses and stock option grants for all executive officers. Mr. Cohen’s compensation for 2002 is set forth in the Summary Compensation Table appearing on page 59.

SIGNATURES: Compensation Committee:

By:	/s/ ROBERT CARPENTER

By:	/s/ BRIAN DOVEY

By:	/s/ ERICH SAGER

Date:  March 31, 2003

Comparison of Cumulative Total Stockholder Return

The following chart provides an annual comparison, from December 31, 1997 of the cumulative total shareholder return (assuming reinvestment of any dividends) among the Company, the Russell 2000 Index and a self constructed peer group consisting of five medical device companies. The Russell 2000 Index covers a broad cross-section of public companies, many of which have relatively small market capitalizations. The historical information set forth below is not necessarily indicative of future performance.

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN

AMONG CARDIAC SCIENCE,

RUSSELL 2000 INDEX

AND SELF CONSTRUCTED PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 1997

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2002

Measurement Period (Fiscal Year covered)	CARDIAC SCIENCE	RUSSELL 2000 INDEX	PEER GROUP
Measurement Pt-12/31/97	$100.00	$100.00	$100.00
FYE 12/31/98	$160.00	$86.55	$105.62
FYE 12/31/99	$380.00	$115.50	$237.44
FYE 12/31/00	$340.00	$110.64	$203.49
FYE 12/31/01	$356.00	$111.78	$288.87
FYE 12/31/02	$176.80	$87.66	$226.89

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	10,092,929	$2.31	423,087
Equity compensation plans not approved by security holders (1)	230,500	$2.03	—

Total	10,323,429	$2.30	423,087

(1)	Includes 205,500 shares of the Company’s common stock issued pursuant to consulting agreements for services rendered to the Company. The stock options issued to these consultants are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan. The services contracted for included business sales services and consulting in the areas of operations, business plan implementation and marketing, and such services did not include capital raising activities. Also includes 10-year warrants to purchase 25,000 shares of the Company’s common stock at $1.75 per share issued to a director of the Company. These warrants were issued to the director’s nominees in lieu of a regular stock option grant that the director was entitled to pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan.

The following table sets forth certain information, as of December 31, 2002 regarding beneficial ownership of the Company’s common stock by:

•	each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

•	each Director of the Company;

•	each Named Executive Officer of the Company; and

•	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owner (Including address of 5% holders)	Number of Shares Beneficially Owned (1)		Percent of Class (1)
Funds advised by Domain Associates, LLC One Palmer Square Princeton, NJ 08542	6,939,025	(2)	10.4%

Perseus, LLC 888 Seventh Avenue, 29th Fl. New York, NY 10106	13,000,000	(3)	16.3%

Equity4Life AG Bahnhofstrasse 92 8023 Zurich	5,750,000	(9)	8.6%

Raymond W. Cohen	1,242,393	(4)	1.8%

Peter Crosby	71,563	(5)	*

Howard L. Evers	262,463	(6)	*

Ray E. Newton, III	—		*

Robert Carpenter	181,733	(7)	*

Brian Dovey	6,960,275	(8)	10.4%

Erich Sager	5,762,500	(9)	8.6%

Dongping Lin	360,391	(10)	*

Roderick de Greef	636,641	(11)	*

Kenneth F. Olson	236,525	(12)	*

Michael Gioffredi	101,042	(13)	*

Prabodh Mathur	135,938	(14)	*

Guy Sohie	50,350	(15)	*

All executive officers and directors as a group (thirteen persons)	16,001,814	(16)	23.2%

*	Less than 1%.

(1)	Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes 798,071 shares owned by Domain Partners III, L.P., 21,285 shares owned by DP III Associates, L.P., 5,969,169 shares owned by Domain Partners IV, L.P., 141,942 shares owned by DP IV Associates, L.P., and 8,558 shares owned by Domain Associates, L.L.C.

(3)	Includes 13,000,000 shares issuable upon exercise of outstanding warrants owned by Perseus Acquisition/Recapitalization Fund, LLC, Perseus Market Opportunity Fund, LP and Cardiac Science Co-Investment. Frank H. Pearl, an executive officer of Perseus, LLC, may be deemed a beneficial owner of the shares.

(4)	Includes 736,458 shares issuable upon exercise of outstanding vested options.

(5)	Includes 36,063 shares issuable upon exercise of outstanding vested options.

(6)	Includes 205,313 shares issuable upon exercise of outstanding vested options.

(7)	Includes 21,250 shares issuable upon exercise of outstanding vested options.

(8)	Includes 798,071 shares owned by Domain Partners III, L.P., 21,285 shares owned by DP III Associates, L.P., 5,969,169 shares owned by Domain Partners IV, L.P., 141,942 shares owned by DP IV Associates, L.P., and 8,558 shares owned by Domain by Domain Associates, L.L.C. and 21,250 shares issuable upon exercise of outstanding vested options. Brian H. Dovey, a general partner of Domain Partners III, L.P. and DP III Associates, L.P., and a managing member of the general partner of Domain Partners IV, L.P. and DP IV Associates, L.P., is a director of the Company. Mr. Dovey is also a managing member of Domain Associates, L.L.C. Mr. Dovey disclaims benefit ownership of such shares except to the extent of his pecuniary interest in such shares.

(9)	Includes 5,750,000 shares for Equity4Life a biotechnology fund for which Mr. Sager is an affiliate and may be deemed to beneficially own such shares. Also includes 12,500 shares issuable upon exercise of outstanding vested options.

(10)	Includes 350,391 shares issuable upon exercise of outstanding vested options.

(11)	Includes 35,000 shares issuable upon exercise of outstanding warrants and 353,880 shares issuable upon exercise of outstanding vested options.

(12)	Includes 31,250 shares issuable upon exercise of outstanding vested options.

(13)	Includes 101,042 shares issuable upon exercise of outstanding vested options.

(14)	Includes 135,938 shares issuable upon exercise of outstanding vested options.

(15)	Includes 50,000 shares issuable upon exercise of outstanding vested options.

(16)	Includes 35,000 shares issuable upon exercise of warrants and 2,053,335 shares issuable upon exercise of outstanding vested options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.     CONTROLS AND PROCEDURES

(a)    Evaluation of Controls and Procedures

Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)    Change in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation.

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Index to Financial Statements

(a)(2)    Financial Statement Schedules

II.	Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the consolidated financial statements and notes thereto.

(a)    Exhibits:

None

(b)    Reports on Form 8-K

Current Report on Form 8-K, filed on October 21, 2002, related to the press release discussing the Company’s results of the third quarter and first nine months of 2002.

(c)  Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac Acquisition Corp., and Cadent Medical Corporation(10)

2.2	Press Release, dated January 10, 2001, announcing tender offer to acquire outstanding shares of Artema Medical AB(11)

2.3	Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc., Cardiac Science Acquisition Corp., and Survivalink Corporation(12)

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc.(2)

4.3	Form of Warrant Certificate held by various foreign investors(7)

4.4

Senior Note and Warrant Purchase Agreement dated May 29, 2002 by and among Cardiac Science, Inc., Perseus Acquisition Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P., and Cardiac Science Co-Investment, L.P.(13)

4.5	Form of Senior Note(13)

4.6	Form of Warrant(13)

4.7	Security Agreement dated May 30, 2002, between Cardiac Science and its subsidiaries, the Perseus Funds, and HSBC Bank USA as collateral agent(13)

4.8	Form of Guaranty Agreement(13)

4.9	Registration Rights Agreement dated May 30, 2002, between Cardiac Science, Inc. and the Perseus Funds(13)

10.1	1997 Stock Option/Stock Issuance Plan as amended(3)

10.2*	Standard Employment Agreement for Cardiac Science Executives ++

10.3*	Employment Agreement between Cardiac Science and Raymond Cohen, dated December 31, 2002 ++

10.4*	Employment Agreement between Cardiac Science and Roderick de Greef, dated December 31, 2002 ++

10.5*	Employment Agreement between Cardiac Science and Howard Evers, dated December 31, 2002 ++

10.6*	Employment Agreement between Cardiac Science and Kurt Lemvigh, dated December 1, 2001 ++

10.7	Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA Diagnostic Monitoring), and Biosensor Corporation, dated December 31, 1998(5)

10.8	Facility lease dated September 9, 1999 for 16931 Millikan Avenue, Irvine, CA(6)

10.9	Data Critical Corporation Technology Integration and Distribution Letter Agreement dated March 17, 2000(4)

10.10	Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D. and Thang-Quang Nguyen in favor of Cardiac Science, Inc.(8)

10.11	Patent Acquisition agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc.(9)

10.12	Certification of Periodic Report dated March 31, 2003

10.13	Certification of Periodic Report dated March 31, 2003

21*	List of Subsidiaries

23*	Consent of Independent Accountants

99.1*	Chief Executive Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Chief Financial Officer Certification Pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Application for Registration on Form 10 dated October 2, 1991.

(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 1993.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on September 9, 2002

(4)	Incorporated by reference to Exhibit 4.3 to Form S-1 dated February 4, 2000.

(5)	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 1998.

(6)	Incorporated by reference to Exhibit 10.15 to Form 10-QSB for the quarter ended September 30, 1999.

(7)	Incorporated by reference to Exhibit 4.2 to Form S-1 dated February 4, 2000.

(8)	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000.

(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000.

(10)	Incorporated by reference to Exhibit 7(c) to Form 8-K dated July 1, 2000.

(11)	Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 23, 2001.

(12)	Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 22, 2001.

(13)	Incorporated by reference to Exhibits 4.1 to 4.6 to Form 8-K dated June 6, 2002.

+	Portions have been omitted pursuant to a request for confidential treatment

++	This exhibit is identified as a management contact or compensation plan or arrangement pursuant to item 11(a) of Form 10-K

SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CARDIAC SCIENCE, INC.

By:	/s/ RAYMOND W. COHEN
Raymond W. Cohen President & Chief Executive Office

By:	/s/ RODERICK DE GREEF
Roderick de Greef Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

Date: March 31, 2003

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 31, 2003

/s/ RAY E. NEWTON, III Ray E. Newton, III	Director	March 31, 2003

/s/ PETER CROSBY Peter Crosby	Director	March 31, 2003

/s/ HOWARD EVERS Howard Evers	Director	March 31, 2003

/s/ BRIAN DOVEY Brian Dovey	Director	March 31, 2003

/s/ ROBERT CARPENTER Robert Carpenter	Director	March 31, 2003

/s/ ERICH SAGER Erich Sager	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Raymond W. Cohen, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Cardiac Science, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ RAYMOND W. COHEN
Raymond W. Cohen President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Roderick de Greef, certify that:

1.	I have reviewed this annual report on Form 10-K of Cardiac Science, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the evaluation functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003

/s/ RODERICK DE GREEF
Roderick de Greef Chief Financial Officer and Secretary