Form 10-Q
period 2003-03-31
CARDIAC SCIENCE INC
filed 2003-05-15
CIK 876188

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-19567

CARDIAC SCIENCE, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	33-0465681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Main Street, Suite 700, Irvine, California, 92614

(Address of principal executive offices)

          Registrant’s telephone number, including area code:  (949) 797-3800

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

          The number of shares of the Common Stock of the registrant outstanding as of May 14, 2003 was 66,997,014.

CARDIAC SCIENCE, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$11,111	$15,598
Accounts receivable, net of allowance for doubtful accounts of $1,135 at March 31, 2003 and $1,042 at December 31, 2002	11,799	10,986
Inventories	5,981	5,918
Assets held-for-sale	1,452	1,161
Prepaid expenses and other current assets	1,160	2,098

Total current assets	31,503	35,761
Property and equipment, net	5,197	5,206
Goodwill and other intangibles, net	106,097	106,546
Other assets	7,465	6,407

	$150,262	$153,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,627	$6,921
Accrued expenses and other current liabilities	7,082	7,188
Liabilities held-for-sale	907	2,067
Deferred revenue	162	162
Current portion of long term obligations	206	246

Total current liabilities	13,984	16,584
Senior secured promissory notes	42,348	41,054
Deferred revenue	966	1,021
Other long term obligations	71	91

Total liabilities	57,369	58,750

Minority interest in subsidiary	948	900

Commitments and contingencies
Stockholders’ equity:
Common stock - $.001 par value; 100,000,000 shares authorized, 66,978,566 and 66,827,170 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	67	67
Additional paid-in capital	187,376	187,239
Accumulated other comprehensive income	235	115
Accumulated deficit	(95,733)	(93,151)

Total stockholders’ equity	91,945	94,270

	$150,262	$153,920

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended

	March 31, 2003	March 31, 2002

Net revenue	$14,024	$9,361
Cost of goods sold	6,089	4,910

Gross profit	7,935	4,451

Operating expenses:
Sales and marketing	4,417	3,614
Research and development	1,102	1,553
General and administrative	3,207	2,454
Amortization of goodwill and other intangibles	449	501
Gain on settlement	—	(832)

Total operating expenses	9,175	7,290

Loss from operations	(1,240)	(2,839)
Interest income (expense), net	(1,401)	(659)

Loss before minority interest	(2,641)	(3,498)
Minority interest in consolidated subsidiary	(48)	16

Loss from continuing operations	(2,689)	(3,482)
Discontinued operations	107	—

Net loss	$(2,582)	$(3,482)

Net loss per share (basic and diluted)	$(0.04)	$(0.05)

Weighted average number of shares used in the computation of net loss per share	66,932,228	67,188,166

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

(Dollars in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

Net loss	$(2,582)	$(3,482)
Other comprehensive income (loss):
Foreign currency translation adjustments	120	(49)

Comprehensive loss	$(2,462)	$(3,531)

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

	Three Months Ended

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(2,582)	$(3,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	756	476
Amortization of intangibles	449	501
Minority interest	48	(16)
Provision for doubtful accounts	76	73
Gain on settlement	—	(832)
Corporate relocation and restructuring costs, net of accelerated Depreciation	292	—
Accrued paid in kind interest and amortization of debt discount/ issuance costs	1,431	—
Changes in operating assets and liabilities:
Accounts receivable	(906)	440
Inventories	202	(2,354)
Placement of Powerheart CRMs at customer locations	(447)	(27)
Prepaid expenses and other assets	275	(367)
Deferred revenue	(55)	—
Accounts payable and accrued expenses	(1,931)	(56)
Assets and liabilities held-for-sale	(1,451)	160

Net cash used in operating activities	(3,843)	(5,484)

Cash flows from investing activities:
Purchase of property and equipment	(325)	(245)
Funds in escrow to buy minority interest	(1,299)	—
Proceeds from sale of assets at subsidiary, net of costs	767	—

Net cash used in investing activities	(857)	(245)

Cash flows from financing activities:
Payments on long term obligations	(60)	(18)
Proceeds from exercise of common stock options and warrants	137	17
Costs of equity issuances	—	(118)

Net cash provided by (used in) financing activities	77	(119)

Effect of exchange rates on cash and cash equivalents	136	(50)

Net decrease in cash and cash equivalents	(4,487)	(5,898)
Cash and cash equivalents at beginning of period	15,598	15,830

Cash and cash equivalents at end of period	$11,111	$9,932

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.
CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.     Organization and Description of the Business

          Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable public access defibrillators and a fully-automatic in-hospital bedside defibrillator-monitor that continuously monitors cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm.  The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with its proprietary STAR® Biphasic defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®”) and a unique semi-automatic, or automated defibrillator, (the Powerheart AED) for use in out-of-hospital settings.  The Company’s Powerheart® Cardiac Rhythm Module™  and Powerheart®brand AEDs along with Diascope G2® patient monitoring products are marketed by its direct sales force in the United States and by international distributors around the world.

          On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,500,000 restricted shares of the Company’s common stock.

          On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company, for $10,500 in cash, $25,000 in senior secured promissory notes, and 18,150,000 shares of the Company’s common stock.

          On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,150,976 shares of common stock and approximately $215 in cash.  In February 2003, the Company placed $1,299 in escrow in order to purchase the minority interest pursuant to relevant Swedish  securities regulations.

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

3.     Summary of Significant Accounting Policies

          In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2003 and results of operations and cash flows for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K.  Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the full year.  With the exception of the new significant accounting policies set forth below, the Company’s significant accounting policies have not materially changed as of March 31, 2003.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market value.  Inventories consist of the following as of:

	March 31, 2003	December 31, 2002

Raw materials	$1,859	$1,784
Work in process	728	874
Finished goods	3,394	3,260

	$5,981	$5,918

          During the three months ended March 31, 2003, the Company placed $447 of CRM units at customer locations.  The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five-year period.

          Goodwill and Intangibles

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  The Company has also reclassified the balance of acquired workforce to goodwill.  Accordingly, no goodwill or acquired workforce amortization has been recognized since January 1, 2002.  Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   Recorded intangible asset amortization expense for the quarters ended March 31, 2003 and 2002 was $449 and $501, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $1,506, $1,183, $1,183, $1,183 and $1,183, respectively.

          Goodwill and other intangible assets consist of the following as of:

	March 31 2003	December 31 2002

Patents and patent applications	$10,211	$10,211
Customer base	1,175	1,175
Trade name	378	378
Goodwill	99,659	99,659

	111,423	111,423
Less: accumulated amortization	(5,326)	(4,877)

	$106,097	$106,546

          Product Warranty

          Our products are generally under warranty against defects in material and workmanship for a period of one to five years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

          Changes in the product warranty accrual for the quarter ended March 31, 2003 were as follows:

Warranty accrual, December 31, 2002	$1,604
Change in liability for warranties issued during the period	88
Warranty expenditures	(133)

Warranty accrual, March 31, 2003	$1,559

          Stock Based Compensation

          On December 31, 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal years ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148, but will continue to disclose the required pro-forma information.

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

          Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, proforma net loss, and proforma net loss per share, basic and diluted, would have been as follows:

	Three Months Ended

	March 31, 2003	March 31, 2002

Net loss, as reported	$(2,582)	$(3,482)
Add: Compensation expense included in reported net loss	—	—
Deduct: Compensation expense determined under fair value based method	(981)	(929)

Pro forma net loss	(3,563)	(4,411)

Net loss per share, as reported	(0.04)	(0.05)

Pro forma net loss per share	(0.05)	(0.07)

          Recent Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company’s adoption of SFAS No. 146 had an impact on its accounting for its corporate restructuring and relocation (see Note 6).

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represent contingent consideration, and others. They are subject to its disclosure requirements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

          EITF Consensus Issue No. 00-21 (the “Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and is expected to be finalized at the March 2003 meeting. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of Issue 00-21 will have a significant impact on the Company’s consolidated financial statements.

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

          The following is a breakdown of net sales by product line:

	Three Months Ended

	March 31, 2003	March 31, 2002

AEDs and related accessories	$12,414	$7,151
Powerhearts, electrodes and related accessories	400	291
Emergency defibrillators, monitors and related accessories	1,210	1,919

	$14,024	$9,361

          The following is a breakdown of net sales by geographic location:

	Three Months Ended

	March 31, 2003	March 31, 2002

United States	$10,481	$6,025
Foreign	3,543	3,336

	$14,024	$9,361

          The following is a breakdown of the Company’s long-lived assets by geographic location as of:

	March 31, 2003	December 31, 2002

United States	$97,876	$97,286
Foreign	20,883	20,873

	$118,759	$118,159

5.       Artema Restructuring and Planned Disposal of the MCS Gas Business

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

          The plan, which included closing the manufacturing facility in Denmark, relocating from the then current facility in Copenhagen, as well as discontinuing or subcontracting the manufacturing of certain product lines, was completed in the quarter ended September 30, 2002. Additionally, an existing defibrillator product line and the accompanying future service obligations were sold to a European company as part of the plan. The Company sold related inventories, manufacturing assets and the right to manufacture and sell the existing products for consideration of cash and future royalty payments based on future units produced. No gain or loss was recognized on the transaction as the disposal of these assets was contemplated as a part of the plan. Upon execution of the plan, the Company recorded an additional $905 of purchase price adjustments to reflect the fair value of the assets disposed.

          The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science’s proprietary bi-phasic defibrillation technology. In consideration, the Company received an upfront payment of $487 and will receive eight quarterly installments over the next 2 years totaling $500. The total licensing revenue of $987 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and, accordingly, the Company recognized $35 of licensing revenue in the three months ended March 31, 2003.

          Also as part of the Artema acquisition, the Company identified the MCS gas business, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas business designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers. The MCS gas business is a distinct and separate business unit. The Company is accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas business be excluded from the consolidated operating results of the Company. The Company had initially estimated that the net loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated net loss was subsequently revised to an estimated loss of $306. Accordingly, a net loss of $306 has been excluded for the period from acquisition through November 30, 2002 and subsequent results of operations have been recorded as discontinued operations in accordance with EITF 90-6, Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to be Sold.

          The following is a breakdown of the restructuring accruals recorded related to the Danish facilities shutdown and relocation and the MCS gas business disposal:

	Original Adjustment	Balance at December 31, 2002	Cash Payments	Non-Cash Adjustments	Balance at March 31, 2003

Restructuring accruals:
Loss on closure of Danish facilities	$648	$728	$(83)	$22	$667
Danish facilities severance and other miscellaneous costs	520	36	(4)	1	33
Losses from MCS gas business	1,017	—	—	—	—
MCS gas business severance and other miscellaneous costs	—	1,280	(30)	—	1,250

	$2,185	$2,044	$(117)	$23	$1,950

          The following is a breakdown of the MCS gas business assets and liabilities held-for-sale as of:

	March 31, 2003	December 31, 2002

Accounts receivables, net	$551	$516
Inventories, net	649	460
Other assets	252	185

Assets held-for-sale	$1,452	$1,161

Accounts payable and accrued expenses	$907	$1,294
Line of credit	—	773

Liabilities held-for-sale	$907	$2,067

          In February 2003, the Company placed in escrow $1,299 in cash for the purchase of the remaining 5.3% minority interest in Artema, which is still pending finalization.  This amount is included in Other Assets in the accompanying balance sheet as of March 31, 2003.  In addition, the Company paid off Artema’s outstanding line of credit with a Swedish bank.

6.       Corporate Relocation and Restructuring

          During the quarter, the Company relocated its corporate headquarters, expanded its manufacturing capacity, and consolidated its accounting and finance functions in Irvine, California.

          The following is a breakdown of the accrual recorded related to the expansion, relocation and restructuring activities:

	Total Expected Costs	Costs Incurred as of March 31, 2003	Cash Payments	Accrued as of March 31, 2003	Future Expected Costs

Severance costs	$199	$147	$(10)	$137	$52
Moving and travel costs	68	6	—	6	62
Lease termination costs	139	139	—	139	—
Accelerated depreciation of leaseholds and other assets	288	239	—	239	49

	$694	$531	$(10)	$521	$163

          The accrual represents costs recognized pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SAB 100, Restructuring and Impairment Charges.  The Company has committed to a sufficiently detailed plan that identifies significant actions to be taken and the activities that will not be continued.  The expected date of completion of the plan is May 31, 2003 and significant changes to the plan are not likely.  The involuntary one-time employee-termination arrangement establishes the benefits to be paid to employees and specifically identifies the classifications or functions of those employees, their locations, and the expected completion date.  All employees have been informed about the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive.  We have reviewed the net book value of leasehold improvements to be abandoned in certain facilities in accordance with SFAS No. 144, and have appropriately recorded an adjustment to accelerate the related depreciation over the revised useful life through their cease-use dates.

          The costs which were incurred as of March 31, 2003 are included in general and administrative expenses in the accompanying consolidated income statement for the three months ended March 31, 2003 and the remaining accrual is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of March 31, 2003.

7.       Distribution and License Agreement

          In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control (“MPC”), a subsidiary of Medtronic, Inc. (“Medtronic”). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. Subsequent to December 31, 2000, MPC provided the Company with notice that, among other things, the acquisition of Survivalink (see Note 9), a significant competitor of MPC, placed MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic’s acquisition of Physio-Control. MPC believed these restrictions, among other things, directly impacted MPC’s ability to continue its relationship with Cardiac Science. MPC had stated that in light of such fact, it believed it to be in the best interests of the parties to terminate the agreement. The Company entered into a settlement agreement and mutual release with MPC in February 2002. The terms of this settlement agreement provided that MPC return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Additionally, the Company owed MPC $1,100 pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1,100 is part of the $25,800 of senior secured promissory notes issued in the Survivalink merger. Pursuant to this settlement agreement, MPC agreed to forgive and release payment of $832 of the amount owing under the promissory note to MPC.

8.       Litigation

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

          On December 3, 2002, the Company filed a complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleges MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL’s stock. As a result of MRL’s failure to comply with the closing requirements, the Company seeks damages in excess of $3,000.  MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. Thereafter, the case was removed to the United States District Court for the Central District of California. MRL has  filed a motion to change venue to the Northern District of Illinois, which is pending. MRL contends that the Company breached the letter of intent and seeks damages in excess of $5,000. The Company believes that the allegations against it are without merit, and the Company intends to vigorously defend against MRL’s claims. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

          In February 2003, the Company announced that it had filed patent infringement action against Philips Medical Systems North America, Inc. (“Philips”), Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. in the United States District Court for Minnesota. The suit charges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringe at least seven of the Company’s United States patents. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart AED and are covered under the  Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

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
(Dollars in thousands)

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein.

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

          This Quarterly Report on Form 10-Q and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.” These statements include statements regarding:

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

          Our core technology platform consists of proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with our proprietary STAR® Biphasic defibrillation hardware and disposable defibrillation electrode technology to create the only fully automatic in-hospital cardioverter defibrillator, the “Powerheart® Cardiac Rhythm Module (the “CRMä“) and an automated public access defibrillator, (the “Powerheart® AED”) for use in out of hospital settings.  The RHYTHMx technology allows our line of defibrillators to:

•	continuously monitor a patient’s heart rhythms

•	instantly and accurately detect the onset of life-threatening arrhythmias, and

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

          In December 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer and manufacturer of emergency defibrillators and patient monitoring equipment, which are sold via distributors exclusively outside the U.S.  In addition to broadening our product line, the acquisition increased our international distribution channel.  In February 2003, we placed $1,299 in escrow in order to purchase the minority interest pursuant to relevant Swedish  securities regulations.

          We own 70 issued patents and have 12 patent applications pending relating to our core defibrillation and software technology, wearable defibrillation technology, disposable defibrillation electrode pad technology and to the AED technology originally developed by Survivalink.  We believe strongly in the value of our intellectual property and intend to continue to file additional patent applications relating to our technology.

          We are highly focused on increasing revenue and gaining additional market share in the fast growing AED or public access defibrillation market in our domestic U.S. market as well as other countries around the world. We estimate that we currently hold approximately 25% of the worldwide market for AEDs, which is projected to grow at a rate of 30% per year according to the market analysis published by Frost & Sullivan in 2000.  They also estimate that the worldwide market for AEDs will expand to over 250,000 units a year by 2006, accounting for over $650 million in annual market revenue.

          Our multi-faceted growth strategy includes sales and marketing initiatives designed to take advantage of fast growing segments such as the U.S. corporate workplace market segment, municipal public access programs, schools, law enforcement, fire departments and government and continued increases in our direct and in-direct distribution channels. Our growth strategy is focused on offering what we believe is the easiest to use and most technologically sophisticated line of AEDs on the market.  We are currently marketing the Survivalink and Powerheart AEDs in the U.S. through our direct sales force and over 75 independent distributors.

          Since the acquisition of Survivalink in September 2001, we have tripled the size of our direct sales force. At the end of March, there were 55 direct sales persons and 8 sales managers in the U.S. and 8 employee sales managers supporting international distributors in overseas markets.  Internationally, we are selling our complete line of products, including our AEDs, through independent medical device distributors on a country-by-country basis with over 45 distributors selling the Company’s products in over 50 countries.

          Our strategy for the hospital based Powerheart CRM is centered on building an installed base of devices in order to maximize the potential recurring revenue associated from the sale of our proprietary, single use, disposable defibrillator electrode pads.  The Powerheart CRM is designed to utilize these defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours.  Our defibrillator electrodes feature proprietary “smart chip” technology, designed to ensure that only our electrodes will be used with the Powerheart CRM.  In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 3 person direct sales force, supported by 6 clinical specialists.  We offer the Powerheart CRM to hospitals on a traditional outright purchase basis as well as on a “no-cap” program, which allows the customer to adopt the technology without up-front capital expenditure.  Under this model, we market the Powerheart CRM to U.S. hospitals directly, and agree to place units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly.  We believe this model will increase the rate of adoption of our Powerheart CRM technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes.

          Internationally, the Powerheart CRM is sold to end users via distributors.  We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers to increase the adoption rate for our in-hospital technology.

Results of Operations

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

          Net revenue for the quarter ended March 31, 2003 increased $4,663 or 49.8% to $14,024, compared to $9,361 for the quarter ended March 31, 2002. This increase is primarily attributable to higher levels of AED and related accessories sales of $12,414 this quarter as compared to $7,151 in the first quarter of 2002.

          Cost of goods sold for the quarter ended March 31, 2003 were $6,089 compared to $4,910 for the quarter ended March 31, 2002.  Gross margins, as a percentage of revenue, improved to 56.6% in the first quarter of 2003 compared to 47.5% in the first quarter of 2002. The improvement in gross margins is primarily the result of an increase of higher margin AEDs sales as a percentage of total revenue. In addition, the gross margin on the Diascope patient monitor has increased year over year due to reductions in manufacturing costs.

          Sales and marketing expenses increased $803 to $4,417 or 31.5% of revenue for the quarter ended March 31, 2003, compared to $3,614 or 38.6% of revenue in the quarter ended March 31, 2002. This increase in sales and marketing expense is primarily attributable to higher levels of direct sales costs, including salaries, fringe benefits, commissions and travel costs associated with the expansion of our direct AED sales force which grew from approximately 45 to 55 representatives year over year.

          Research and development expenses decreased $451 or 29.0% to $1,102 in the first quarter of 2003, compared to $1,553 for the quarter ended March 31, 2002. This decrease is primarily attributable to a reduction in headcount and associated costs related to the completion of the Powerheart CRM project in 2002.

          General and administrative expenses for the quarter ended March 31, 2003 were $3,207, which represented an increase of $753 or 30.7% over the $2,454 in the quarter ended March 31, 2002. This increase was primarily comprised of $531 of non-recurring charges related to our facility relocations and centralization of certain operations and a $100 increase in legal expense associated with certain patent litigation.

          Amortization of goodwill and other intangibles was $449 for the quarter ended March 31, 2003, a decrease of $52 or 10.4% from the $501 for the quarter ended March 31, 2002. This decrease resulted from certain identifiable intangible assets becoming fully amortized.

          Net interest expense for the quarter ended March 31, 2003 was $1,401 compared to net interest expense of $659 for the same period in 2002. This increase was a result of higher interest expense and amortization of the debt discount and debt issuance costs associated with the Senior Debt issued in May 2002.

Liquidity and Capital Resources

          At March 31, 2003, we had cash and cash equivalents of $11,111 and working capital of $17,519 as compared to cash and cash equivalents of $15,598 and working capital of $19,177 at December 31, 2002. At March 31, 2003 our current days sales outstanding on accounts receivable was approximately 76 days. From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities.  In May 2002, we entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned $50,000 to us.  We in turn repaid the $26,468, plus accrued interest, in senior promissory notes relating to the Survivalink acquisition.

          From inception through March 31, 2003, we incurred losses of $95,733. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

          We had no material commitments for capital expenditures as of March 31, 2003.

Income Taxes

          As of December 31, 2002, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $2,613 and $1,123 respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $124,716 and $72,742 of federal and state net operating loss carry forwards which will begin to expire in 2004 and 2006, respectively. The utilization of net operating loss and tax credit carry forwards may be significantly and materially limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

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

          Should an impairment in goodwill be determined, it could result in a material charge to operations.

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

          Discontinued Operations

          SFAS No. 144 establishes accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the assets under usual and customary terms within one year of establishing the plan.  The acquisition and initiation of disposal of our MCS gas business occurred prior to the effective date of SFAS No. 144, therefore, we accounted for the planned disposal using the guidance of EITF 87-11, Allocation of Purchase Price to Assets to Be Sold, and then followed the guidance of EITF 90-6, Accounting for Certain Events Not Addressed in Issue No. 87-11 Related To an Acquired Operating Unit To Be Sold for the period subsequent to the initial one-year period and classified operations of this business as discontinued operations.

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

Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs

to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Our adoption of  SFAS No. 146 had an impact on our accounting for our corporate restructuring and relocation (see Note 6 of the consolidated financial statements).

          In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. They are subject to its disclosure requirements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. We do not believe that the adoption of FIN 45 will have a material impact on our consolidated financial statements.

          EITF Consensus Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” was first discussed at the July 2000 EITF meeting and is expected to be finalized at the March 2003 meeting. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of Issue 00-21 will have a significant impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate and Market Risk.    We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At March 31, 2003, we invested our available cash in money market securities of high credit quality financial institutions.

          Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates.

          Foreign Currency Exchange Rate Risk     The international sales of the company’s products, are made through the company’s international sales offices in Copenhagen in foreign currencies, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for the company’s products by increasing the price of the company’s products in the currency of the countries in which the products are sold. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates and income and expenses are translated using monthly average exchange rates.  Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

ITEM 4.	CONTROLS AND PROCEDURES

          Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information to be included in our periodic SEC filings.

          Changes in internal controls.  There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

CARDIAC SCIENCE, INC.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

On December 3, 2002, the Company filed a complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleges MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL’s stock. As a result of MRL’s failure to comply with the closing requirements, the Company seeks damages in excess of $3 million. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. Thereafter, the case was removed to the United States District Court for the Central District of California. MRL has filed a motion to change venue to the Northern District of Illinois, which is pending. MRL contends that the Company breached the letter of intent and seeks damages in excess of $5 million. The Company believes that the allegations against it are without merit, and the Company intends to vigorously defend against MRL’s claims. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

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

Form 8-K filed on April 29, 2003 related to the press release discussing the results of the first quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CARDIAC SCIENCE, INC.

Date: May 14, 2003	/s/ RODERICK DE GREEF

Roderick de Greef (Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Raymond Cohen, Chief Executive Officer of Cardiac Science, Inc. (the “registrant”), certify that:

1.	I have reviewed the registrant’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2003;

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

Date: May 14, 2003		/s/ RAYMOND W. COHEN

Raymond W. Cohen Chief Executive Officer

CERTIFICATIONS

I, Roderick de Greef, Chief Financial Officer of Cardiac Science, Inc. (the “registrant”), certify that:

1.	I have reviewed the registrant’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2003;

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

Date: May 14, 2003		/s/ RODERICK DE GREEF

Roderick de Greef Chief Financial Officer