Form 10-Q
period 2003-06-30
CARDIAC SCIENCE INC
filed 2003-08-14
CIK 876188

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-19567

CARDIAC SCIENCE, INC.

(Exact name of Small Business Issuer as specified in its charter)

DELAWARE	33-0465681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Main Street, Suite 700, Irvine, CA 92614

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

          The number of shares of the Common Stock of the registrant outstanding as of August 12, 2003 was 67,127,456.

CARDIAC SCIENCE, INC.
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

In thousands, except share and per share data

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$9,894	$15,598
Accounts receivable, net of allowance for doubtful accounts of $1,151 at June 30, 2003 and $1,042 at December 31, 2002	14,240	10,986
Inventories	7,235	5,918
Prepaid expenses	960	2,098
Assets held-for-sale	1,399	1,161

Total current assets	33,728	35,761
Property and equipment, net	5,830	5,206
Goodwill and other intangibles, net	106,432	106,546
Other assets	3,249	6,407

	$149,239	$153,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,206	$6,921
Accrued expenses and other current liabilities	6,017	7,350
Liabilities held-for-sale	1,794	2,067
Current portion of long term obligations	161	246

Total current liabilities	14,178	16,584
Senior notes payable	43,678	41,054
Other long term obligations	1,002	1,112

	58,858	58,750

Minority interest in subsidiary	—	900

Commitments and contingencies
Stockholders’ equity:
Common stock - $.001 par value; 100,000,000 shares authorized, 67,108,514 and 66,827,170 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	67	67
Additional paid-in capital	187,644	187,239
Accumulated other comprehensive income	377	115
Accumulated deficit	(97,707)	(93,151)

Total stockholders’ equity	90,381	94,270

	$149,239	$153,920

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and per share data

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$14,527	$12,841	$28,551	$22,202
Cost of goods sold	6,221	6,667	12,310	11,577

Gross profit	8,306	6,174	16,241	10,625

Operating expenses:
Sales and marketing	3,946	3,852	8,363	7,466
Research and development	1,393	1,617	2,495	3,170
General and administrative	3,207	3,074	6,414	5,528
Amortization of intangibles	381	557	830	1,058
Gain on settlement	—	—	—	(832)

Total operating expenses	8,927	9,100	18,102	16,390

Loss from operations	(621)	(2,926)	(1,861)	(5,765)
Interest and other non-operating expense, net	(1,483)	(821)	(2,884)	(1,480)

Loss before minority interest	(2,104)	(3,747)	(4,745)	(7,245)
Minority interest in subsidiary	—	(6)	(48)	10

Loss before discontinued operations	(2,104)	(3,753)	(4,793)	(7,235)
Discontinued operations	130	—	237	—

Net loss	$(1,974)	$(3,753)	$(4,556)	$(7,235)

Net loss per share (basic and diluted)	$(0.03)	$(0.06)	$(0.07)	$(0.11)

Weighted average number of shares used in the computation of net loss per share	67,039,034	67,206,578	66,917,471	67,197,423

The accompanying notes are an integral part of the financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

In thousands

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss	$(1,974)	$(3,753)	$(4,556)	$(7,235)
Other comprehensive income:
Foreign currency translation adjustments	142	86	262	37

Comprehensive loss	$(1,832)	$(3,667)	$(4,294)	$(7,198)

The accompanying notes are an integral part of the financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands

	Six Months Ended

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(4,556)	$(7,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,267	972
Amortization of intangibles	830	1,058
Provision for allowance for doubtful accounts	199	239
Gain on settlement	—	(832)
Gain on collection of note receivable previously written off	—	(236)
Accrued paid in kind interest and amortization of debt discount/issuance costs	2,901	447
Minority interest	48	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,796)	(1,718)
Inventories	(343)	(4,210)
Prepaid expenses	413	(239)
Other assets	(120)	(167)
Placement of Powerheart CRMs at customer locations	(525)	(449)
Accounts payable and other liabilities	(2,515)	(3,001)
Net assets and liabilities held-for-sale	(511)	406

Net cash used in operating activities	(6,708)	(14,975)

Cash flows from investing activities:
Purchase of property and equipment	(1,860)	(528)
Acquisition of Lifetec, net of cash acquired	(294)	—
Acquisition costs	(26)	—
Purchase of Artema minority interest	(1,299)	—
Refund of Survivalink shareholders tax escrow	—	2,108
Refund of investment in MRL	3,001	—
Proceeds from sale of assets of subsidiary, net of costs	767	—
Proceeds from note receivable previously written off	—	236
Increase in intangibles	(15)	—
Adjustment to goodwill	163	—

Net cash provided by investing activities	437	1,816

Cash flows from financing activities:
Payments on loans and capital leases	(114)	(110)
Payment of Survivalink senior promissory notes	—	(26,468)
Payment of debt issuance costs	—	(2,760)
Proceeds from Senior Notes Payable	—	50,000
Proceeds from line of credit	—	511
Proceeds from exercise of common stock warrants	1	—
Proceeds from issuance of common stock	—	243
Proceeds from exercise of common stock options	404	18
Costs of equity issuances	—	(118)

Net cash provided by financing activities	291	21,316

Effect of exchange rates on cash and cash equivalents	276	36

Net increase (decrease) in cash and cash equivalents	(5,704)	8,193
Cash and cash equivalents at beginning of period	15,598	15,830

Cash and cash equivalents at end of period	$9,894	$24,023

The accompanying notes are an integral part of the financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands, except per share amounts)

1.       Organization and Description of the Business

          Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable public access defibrillators and a fully-automatic in-hospital bedside defibrillator-monitor that continuously monitors cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm.  The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with its proprietary STAR® Biphasic defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®” or “CRM”) and a unique semi-automatic, or automated defibrillator, (the “Powerheart AED” or “AED”) for use in out-of-hospital settings.  The Company’s Powerheart® Cardiac Rhythm Module™  and Powerheart®brand AEDs along with Diascope G2® patient monitoring products are marketed by its direct sales force in the United States and by international distributors around the world.

          On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,500,000 restricted shares of the Company’s common stock.

          On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company, for $10,500 in cash, $25,800 in senior secured promissory notes, and 18,150,000 shares of the Company’s common stock.

          On November 30, 2001, the Company acquired 94.7% of Artema Medical AB for 4,150,976 shares of common stock and approximately $215 in cash.  Effective April 1, 2003, the Company acquired the remaining minority interest for $1,299 in cash.

          On May 29, 2003, the Company acquired Lifetec Medical Limited, its U.K. distributor, for $383 in cash.

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

3.       Summary of Significant Accounting Policies

          In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2003 and results of operations and cash flows for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K.  Results of operations for the six months ended June 30, 2003 are not necessarily indicative of results for the full year.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories consist of the following as of:

	June 30, 2003	December 31, 2002

Raw materials	$729	$1,784
Work in process	607	874
Finished goods	5,899	3,260

	$7,235	$5,918

          During the six months ended June 30, 2003, the Company placed $525 of CRM units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five-year period.

          Goodwill and Intangibles

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.  The Company has also reclassified the balance of acquired workforce to goodwill.  Accordingly, no goodwill or acquired workforce amortization has been recognized since December 31, 2001.  Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $1,506, $1,183, $1,183, $1,183 and $1,183, respectively.

          Goodwill and other intangible assets consist of the follow

	June 30, 2003	December 31, 2002

Patents and patent applications	$10,226	$10,211
Customer base	1,175	1,175
Trade name	378	378
Goodwill	100,360	99,659

	112,139	111,423
Less: accumulated amortization	(5,707)	(4,877)

	$106,432	$106,546

ing as of:

          Product Warranty

          Our products are generally under warranty against defects in material and workmanship for a period of one to five years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

          Changes in the product warranty accrual for the six months ended June 30, 2003 were as follows:

Warranty accrual, December 31, 2002	$1,604
Change in liability for warranties issued during the period	150
Warranty expenditures	(427)
Currency fluctuations	28

Warranty accrual, June 30, 2003	$1,355

          Stock Based Compensation

          On December 31, 2002, the FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt

SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal periods ending after December 15, 2002. The Company will not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.

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

          Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, proforma net loss, and proforma net loss per share, basic and diluted, would have been as follows:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss, as reported	$(1,974)	$(3,753)	$(4,556)	$(7,235)
Add: Compensation expense included in reported net loss	—	—	—	—
Deduct: Compensation expense determined under fair value based method	(918)	(929)	(1,899)	(1,858)

Pro forma net loss	$(2,892)	$(4,682)	$(6,455)	$(9,093)

Net loss per share, as reported	$(0.03)	$(0.06)	$(0.07)	$(0.11)

Pro forma net loss per share	$(0.04)	$(0.07)	$(0.10)	$(0.14)

          Recent Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company’s adoption of SFAS No. 146 had an impact on its accounting for its corporate restructuring and relocation (see Note 6).

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

          EITF Issue No. 00-21 (the “Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” addresses the accounting for multiple element revenue arrangements which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of Issue 00-21 will have a significant impact on the Company’s consolidated financial statements.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that the adoption of SFAS 150 will have a material impact on its consolidated financial position, results of operations, or cash flows.

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

          The following is a breakdown of net sales by product line:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

AEDs and related accessories	$13,276	$9,279	$25,690	$16,430
Powerhearts, electrodes and related accessories	325	388	725	679
Emergency defibrillators, monitors and related accessories	926	3,174	2,136	5,093

	$14,527	$12,841	$28,551	$22,202

          The following is a breakdown of net sales by geographic location:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

United States	$10,670	$8,079	$21,151	$14,111
Foreign	3,857	4,762	7,400	8,091

	$14,527	$12,841	$28,551	$22,202

          The following is a breakdown of the Company’s long-lived assets by geographic location as of:

	June 30, 2003	Dec. 31, 2002

United States	$93,714	$97,286
Foreign	21,797	20,873

	$115,511	$118,159

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

          The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science’s proprietary bi-phasic defibrillation technology. In consideration, the Company received an upfront payment of $487 and will receive eight quarterly installments over the next 2 years totaling $500. The total licensing revenue of $987 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and, accordingly, the Company recognized $70 of licensing revenue in the six months ended June 30, 2003.

          Also as part of the Artema acquisition, the Company identified the MCS gas business, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of.

The MCS gas business designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers. The MCS gas business is a distinct and separate business unit. The Company was, for the period from acquisition through November 30, 2003 accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas business be excluded from the consolidated operating results of the Company. The Company had initially estimated that the net loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated net loss was subsequently revised to an estimated loss of $306. Accordingly, a net loss of $306 has been excluded for the one year period from acquisition through November 30, 2002 and net income of $130 and $237 for the three and six months ended June 30, 2003, respectively, has been recorded as discontinued operations in accordance with EITF 90-6, Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to be Sold.

          The following is a breakdown of the restructuring accruals recorded related to the Danish facilities shutdown and relocation and the MCS gas business disposal:

	Original Adjustment	Balance at December 31, 2002	Cash Payments	Currency Fluctuations	Balance at June 30, 2003

Restructuring accruals:
Loss on closure of Danish facilities	$648	$728	$(652)	$29	$105
Danish facilities severance and other miscellaneous costs	520	36	(4)	2	34
Losses from MCS gas business	1,017	—	—	—	—
MCS gas business severance and other miscellaneous costs	—	1,280	(148)	—	1,132

	$2,185	$2,044	$(804)	$31	$1,271

          The following is a breakdown of the MCS gas business assets and liabilities held-for-sale as of:

	June 30, 2003	Dec. 31, 2002

Accounts receivables, net	$448	$516
Inventories, net	816	460
Other assets	135	185

Assets held-for-sale	$1,399	$1,161

Accounts payable and accrued expenses	$1,794	$1,294
Line of credit	—	773

Liabilities held-for-sale	$1,794	$2,067

          In February 2003, the Company paid off Artema’s outstanding line of credit with a Swedish bank. Effective April 1, 2003, the Company acquired the remaining 5.3% minority interest in Artema for $1,299 in cash.

6.       Corporate Relocation and Restructuring

          During the first quarter of 2003, the Company relocated its corporate headquarters, expanded its manufacturing capacity, and consolidated its accounting and finance functions in Irvine, California.

          The costs which were incurred are included in general and administrative expenses in the accompanying consolidated income statement for the six months ended June 30, 2003.  All expansion, relocation, and restructuring activities were completed in the second quarter of 2003 and there are no future expected costs.

          The following is a breakdown of the accrual recorded related to the expansion, relocation and restructuring activities:

	Original Estimate	Costs Incurred	Cash Payments	Non-cash Adjustment	Balance at June 30, 2003

Severance costs	$199	$199	$(199)	$—	$—
Moving and travel costs	68	92	(92)	—	—
Lease termination costs	139	139	(139)	—	—
Accelerated depreciation of leaseholds and other assets	288	288	—	(288)	—

	$694	$718	$(430)	$(288)	$—

          The accrual represents costs recognized pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges.  The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that will not be continued.  The plan was completed during the quarter ended June 30, 2003 and there were no significant changes to the plan.  The involuntary one-time employee-termination arrangement established the benefits to be paid to employees and specifically identified the classifications or functions of those employees, their locations, and the expected completion date.  All employees were informed about the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive.  The Company reviewed the net book value of leasehold improvements to be abandoned in certain facilities in accordance with SFAS No. 144, and has appropriately recorded an adjustment to accelerate the related depreciation over the revised useful life through their cease-use dates.

7.       Distribution and License Agreement

          In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control (“MPC”), a subsidiary of Medtronic, Inc. (“Medtronic”). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. Subsequent to December 31, 2000, MPC provided the Company with notice that, among other things, the acquisition of Survivalink, a significant competitor of MPC, placed MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic’s acquisition of Physio-Control. MPC believed these restrictions, among other things, directly impacted MPC’s ability to continue its relationship with Cardiac Science. MPC had stated that in light of such fact, it believed it to be in the best interests of the parties to terminate the agreement. The Company entered into a settlement agreement and mutual release with MPC in February 2002. The terms of this settlement agreement provided that MPC return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Additionally, the Company owed MPC $1,100 pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1,100 is part of the $25,800 of senior secured promissory notes issued in the Survivalink merger. Pursuant to this settlement agreement, MPC agreed to forgive and release payment of $832 of the amount owing under the promissory note to MPC.

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

          On December 3, 2002, the Company filed a Complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleged that MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL’s stock. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. On February 25, 2003, the Company filed suit against MRL for patent infringement in the United States District Court for the District of Minnesota.  The Company alleged that MRL’s LifeQuest JumpStart AED infringed the

Company’s patented disposable electrode pre-connect technology.  The Company settled both law suits with MRL on June 24, 2003.  Under the terms of the confidential settlement agreement, the Company received a settlement amount from MRL and MRL received the right to license two of the Company’s patents for additional royalties.

          In February 2003, the Company announced that it had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of the Company’s United States patents. In the same action, the Company also sought a declaration from the Court that the Company’s products do not infringe several of Philips’ patents.  In June 2003, the Company filed its First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing the Company’s U.S. Patents and removing four of the Philips’ patents from suit at Philips’ request.  The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Companys’ Powerheart and Survivalink AEDs and are covered under the Company’s patents.  On June 19, 2003, Philips filed a Complaint against the Company in the United States District Court for the Western District of Washington.  Philips’ Complaint alleged patent infringement of ten of Philips’ U.S. Patents by the Company’s Powerheart and Survivalink AEDs.  Five of the asserted patents were already contained in the Company’s Minnesota case against Philips.  The Company has made a motion to dismiss the Washington case as duplicative.  Philips has made a motion in the Minnesota case to have its patents severed from that action.  These motions are currently pending. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

          On April 30, 2003, the Company filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota.  The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe the Company’s patented disposable electrode pre-connect technology. Defibtech answered the Complaint with no counterclaims.  At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

          In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s operations or financial position.

9.       Subsequent Event

        On July 31, 2003, the Company announced that they had signed multi-year strategic OEM, distribution and development agreements with GE Medical Systems Information Technologies, under which GE will market the Company’s AEDs and CRMs under the GE name in Europe, Asia, the Middle East and other international markets. Under the agreements, the Company will also develop and manufacture a line of biphasic external defibrillators for exclusive sale by GE on a world-wide basis. The Company expects to begin shipping the private-label AEDs and CRMs to GE in the fall of 2003.

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

          Our core technology platform consists of proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with our proprietary STAR® Biphasic defibrillation hardware and disposable defibrillation electrode technology to create the only fully automatic in-hospital cardioverter defibrillator, the “Powerheart® Cardiac Rhythm Module (the “CRM™”) and an automated public access defibrillator, (the “Powerheart® AED”) for use in out of hospital settings.  The RHYTHMx technology allows our line of defibrillators to:

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

          While the Powerheart AED currently accounts for the overwhelming majority of our AED sales, we plan to continue to manufacture and make available the original Survivalink AED to customers for as long as there is any material demand.

          In December 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB, a Stockholm, Sweden based developer and manufacturer of emergency defibrillators and patient monitoring equipment, which are sold via distributors exclusively outside the U.S.  In addition to broadening our product line, the acquisition increased our international distribution channel.  Effective April 1, 2003, we acquired the remaining  minority interest in Artema for $1,299 in cash.

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

          Since the acquisition of Survivalink in September 2001, we have tripled the size of our direct sales force. At the end of June 2003, there were 50 direct sales persons and 7 sales managers in the U.S. and 8 employee sales managers supporting international distributors in overseas markets.  Internationally, we are selling our complete line of products, including our AEDs, through independent medical device distributors on a country-by-country basis with over 45 distributors selling the Company’s products in over 50 countries. We intend to establish direct sales operations in certain markets, and as part of this strategy, we acquired Lifetec Medical Limited, our U.K. distributor in May 2003.

          Our strategy for the hospital based Powerheart CRM is centered on building an installed base of devices in order to maximize the potential recurring revenue associated from the sale of our proprietary, single use, disposable defibrillator electrode pads.  The Powerheart CRM is designed to utilize these defibrillator electrodes, which for sanitary, safety and performance reasons, must be changed once every 24 hours.  Our defibrillator electrodes feature proprietary “smart chip” technology, designed to ensure that only our electrodes will be used with the Powerheart CRM.  In April 2001, we began direct marketing activities to hospitals in the United States, and are currently marketing the Powerheart CRM through a 3 person direct sales force, supported by 6 clinical specialists.  We offer the Powerheart CRM to hospitals on a traditional outright purchase basis as well as on a “no-cap” program, which allows the customer to adopt the technology without up-front capital expenditure.  Under this model, we market the Powerheart CRM to U.S. hospitals directly, and agree to place units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly.  We believe this model may increase the rate of adoption of our Powerheart CRM technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes.  We have also entered into several distribution agreements with regional medical distributors for the sale of the CRM product line.

          Internationally, the Powerheart CRM is sold to end users via distributors.  We also intend to enter into strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers to increase the adoption rate for our in-hospital technology.

Results of Operations

Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

          Revenue for the quarter ended June 30, 2003 increased $1,686 or 13.1% to $14,527, compared to $12,841 for the quarter ended June 30, 2002. This increase is primarily attributable to a 43.1% increase in sales of AED and related accessories to $13,276 this quarter as compared to $9,279 in the second quarter of 2002.  This increase in AED revenue was partially offset by a 79% decrease in sales of emergency defibrillators and patient monitors to

$665 this quarter from $3,174 last quarter.  This decrease resulted from lower patient monitoring sales to the Middle East due to the war in Iraq, and the planned phase out of certain low margin, legacy Artema product lines.

          Cost of goods sold for the quarter ended June 30, 2003 was $6,221 compared to $6,667 for the quarter ended June 30, 2002.  Gross margins, as a percentage of revenue, improved to 57.2% in the second quarter of 2003 compared to 48.1% in the second quarter of 2002. The improvement in gross margins is primarily the result of an increase of higher margin AED sales as a percentage of total revenue. In addition, the gross margin on the Diascope patient monitor has increased year over year due to reductions in manufacturing costs.

          Sales and marketing expenses increased $94 to $3,946 or 27.2% of revenue for the quarter ended June 30, 2003, compared to $3,852 or 30.0% of revenue in the quarter ended June 30, 2002. The absolute dollar increase in sales and marketing expense is primarily attributable to higher levels of direct sales costs, including salaries, fringe benefits, commissions and travel costs associated with the expansion of our direct AED sales force which grew from approximately 45 to 56 representatives year over year.  The decrease in sales and marketing costs as a percentage of revenue reflects the operating leverage we are beginning to realize.

          Research and development expenses decreased $224 or 13.9% to $1,393 in the second quarter of 2003, compared to $1,617 or 12.6% of revenue for the quarter ended June 30, 2002. This decrease is primarily attributable to a reduction in headcount and associated costs related to the completion of the Powerheart CRM project in 2002.

          General and administrative expenses for the quarter ended June 30, 2003 were $3,207, which represented an increase of $133 or 4.3% over the $3,074 in the quarter ended June 30, 2002. This increase over the prior year was primarily comprised of the remaining one time expenses of $187 associated with the relocation of our corporate facilities and centralization of certain operations.

          Amortization of intangibles was $381 for the quarter ended June 30, 2003, a decrease of $176 or 31.6% from the $557 for the quarter ended June 30, 2002. This decrease resulted from certain identifiable intangible assets becoming fully amortized.

          Net interest and other non-operating expense for the quarter ended June 30, 2003 was $1,483 compared to  $821 for the same period in 2002. This increase was primarily a result of higher interest expense and amortization of the debt discount and debt issuance costs associated with the Senior Debt issued in May 2002.

Six Months ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

          Revenue for the six months ended June 30, 2003 increased $6,349 or 28.8% to $28,551 as compared to $22,202 for the six months ended June 30, 2002.  The increase in net sales was attributable to a 56.4% increase in the sales of AED’s and related accessories to $25,690 in this period as compared to $16,430 in the prior year period.  This increase in AED revenue was offset by a 58% reduction in sales of emergency defibrillators and patient monitors primarily resulting from the planned phase out of certain low margin, legacy Artema product lines.

          Cost of goods sold for the six months ended June 30, 2003 was $12,310 as compared to $11,557 for the six months ended June 30, 2002.  Gross margins as a percentage of revenue improved to 56.9% from 47.9% for the comparable period in 2002.  The improvement in gross margins was primarily a result of the shift in product mix to the higher margin AEDs and accessories which accounted for 90% of total revenue this period compared to 74% in the prior year.

          Sales and marketing expense for the six months ended June 30, 2003 increased $897 from $8,363, or 29.3% of sales, this period as compared to $7,466, or 33.6% of sales, for the same six month period in 2002.  The increase in absolute dollars is primarily attributable to the expenses associated with an increase in our direct sales organization. The decrease in sales and marketing costs as a percentage of revenue reflects the operating leverage we are beginning to realize.

          Research and development expenses for the six months ended June 30, 2003 decreased $675 to $2,495, or 8.7% of sales, as compared to $3,170, or 14.3% of sales, for the comparable period in 2002. This decrease is primarily attributable to a reduction in headcount and associated costs related to the completion of the Powerheart CRM project in 2002.

          General and administrative expenses for the six months ended June 30, 2003 increased $886 to $6,414, or 22.5% of sales, as compared to $5,528, or 23.7% of sales for the comparable period in 2002.  The increase was primarily comprised of $718 in non-recurring charges related to our facility relocation and centralization of certain operations, with the balance of the increase made up of a variety of other general corporate expenditures associated with supporting the growth of the company.

          Amortization of intangibles decreased $228 or 21.6% to $830 for the six months ended June 30, 2002 from $1,058 for the comparable period in 2002.  This decrease resulted from certain identifiable intangible assets becoming fully amortized.

          Net interest and other non-operating expense increased $1,404 to $2,884 for the six months ended June 30, 2003 compared to $1,480 for the comparable period in 2002.  This increase was primarily a result of higher interest expense and amortization of the debt discount and debt issuance costs associated with the Senior Debt issued in May 2002.

Liquidity and Capital Resources

          At June 30, 2003, we had cash and cash equivalents of $9,894 and working capital of $19,550 as compared to cash and cash equivalents of $15,598 and working capital of $19,177 at December 31, 2002. At June 30, 2003 our current days sales outstanding on accounts receivable was approximately 88 days. From inception, our sources of funding for operations and mergers and acquisition activity were derived from issuance of debt and equity securities.  In May 2002, we entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned $50,000 to us.  We in turn repaid the $26,468, plus accrued interest, in senior promissory notes relating to the Survivalink acquisition.

          From inception through June 30, 2003, we incurred losses of $97,707. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

          We had no material commitments for capital expenditures as of June 30, 2003.

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

          Discontinued Operations

          SFAS No. 144 establishes accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the assets under usual and customary terms within one year of establishing the plan.  The acquisition and initiation of disposal of our MCS gas business occurred prior to the effective date of SFAS No. 144, therefore, we have followed the guidance of EITF 90-6, Accounting for Certain Events Not Addressed in Issue No. 87-11 Related To an Acquired Operating Unit To Be Sold for the period subsequent to the initial one-year period and classified operations of this business as discontinued operations.

          Litigation and Others Contingencies

          We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to contingencies. To be recorded as expense, a loss contingency must generally be both probable and measurable. If a loss contingency is material but is not both probable and estimable, we will disclose it in notes to the financial statements.

Recent Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 (SFAS No. 146),” Accounting for Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Our adoption of SFAS No. 146 had an impact on our accounting for our corporate restructuring and relocation (see Note 6 of the consolidated financial statements).

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

          EITF Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables” addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. Issue 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the adoption of Issue 00-21 will have a significant impact on our consolidated financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Interest Rate and Market Risk.    We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At June 30, 2003, we invested our available cash in money market securities of high credit quality financial institutions with original maturities of 90 days or less.

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

          Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of

“disclosure controls and procedures” in Rule 13a-15(e) and 15(d)-15(e).  In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of the end of the reporting period, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, our disclosure controls and procedures were adequate to timely alert them of material information to be included in our periodic SEC filings.

          Changes in internal controls.  There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of our most recent evaluation.

CARDIAC SCIENCE, INC.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

                On December 3, 2002, the Company filed a Complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleged that MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL’s stock. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. On February 25, 2003, the Company filed suit against MRL for patent infringement in the United States District Court for the District of Minnesota.  The Company alleged that MRL’s LifeQuest JumpStart AED infringed the Company’s patented disposable electrode pre-connect technology.  The Company settled both law suits with MRL on June 24, 2003.  Under the terms of the confidential settlement agreement, the Company received a settlement amount from MRL and MRL received the right to license two of the Company’s patents for additional royalties.

                In February 2003, it was announced that we had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips’ patents.  In June 2003, we filed our First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing our U.S. Patents and removing four of the Philips’ patents from suit at Philips’ request.  The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents.  On June 19, 2003, Philips filed a Complaint against us in the United States District Court for the Western District of Washington.  Philips’ Complaint alleged patent infringement of ten of Philips’ U.S. Patents by our Powerheart and Survivalink AEDs.  Five of the asserted patents were already contained in our Minnesota case against Philips.  We have made a motion to dismiss the Washington case as duplicative.  Philips has made a motion in the Minnesota case to have its patents severed from that action.  These motions are currently pending. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

                 On April 30, 2003,  we filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota.  The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe our patented disposable electrode pre-connect technology. Defibtech answered the Complaint with no counterclaims.  At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

                 In the ordinary course of business, various lawsuits and claims are filed against us. While the outcome of these matters is currently not determinable, we believe that the ultimate resolution of these matters will not have a material adverse effect on our operations or financial position.

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibits:

		31.1	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes Oxley Act of 2002
		31.2	Certification of Principal Executive Officer, as required by Section 302 of the Sarbanes Oxley Act of 2002
		32.1	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes Oxley Act of 2002
		32.2	Certification of Principal Executive Officer, as required by Section 906 of the Sarbanes Oxley Act of 2002

	b)	Reports on Form 8-K:

Form 8-K filed on August 5, 2003 related to the press release announcing the Distribution and Development Agreements with GE Medical Systems Information Technologies.

Form 8-K filed on July 30, 2003 related to the press release discussing the results of the second quarter ended June 30, 2003.

Form 8-K filed on April 29, 2003 related to the press release discussing the results of the first quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CARDIAC SCIENCE, INC.

Date: August 14, 2003	/s/ RODERICK DE GREEF

Roderick de Greef (Authorized Officer and Principal Financial Officer)