Form 10-Q
period 2003-09-30
CARDIAC SCIENCE INC
filed 2003-11-14
CIK 876188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒ No  ☐

The number of shares of the Common Stock of the registrant outstanding as of November 11, 2003 was 80,210,274.

CARDIAC SCIENCE, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

In thousands, except share and per share data

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,176	$15,598
Accounts receivable, net of allowance for doubtful accounts of $1,244 at September 30, 2003 and $1,042 at December 31, 2002	17,579	10,986
Inventories	8,466	5,918
Prepaid expenses and other current assets	1,584	2,098
Assets held-for-sale	—	1,161

Total current assets	41,805	35,761
Property and equipment, net	5,608	5,206
Goodwill and other intangibles, net	105,272	106,546
Other assets	3,980	6,407

Total assets	$156,665	$153,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,593	$6,921
Accrued expenses and other current liabilities	4,279	7,350
Liabilities held-for-sale	—	2,067
Current portion of long term obligations	270	246

Total current liabilities	12,142	16,584
Senior notes payable	45,060	41,054
Other long term obligations	949	1,112

Total liabilities	58,151	58,750

Minority interest in subsidiary	—	900

Commitments and contingencies
Stockholders’ equity:
Common stock - $.001 par value; 160,000,000 shares authorized, 69,885,025 and 66,827,170 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	70	67
Additional paid-in capital	197,453	187,239
Accumulated other comprehensive income	188	115
Accumulated deficit	(99,197)	(93,151)

Total stockholders’ equity	98,514	94,270

Total liabilities and stockholders’ equity	$156,665	$153,920

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

In thousands, except share and per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	$15,728	$13,588	$44,279	$35,790
Cost of goods sold	6,217	6,788	18,527	18,364

Gross profit	9,511	6,800	25,752	17,426

Operating expenses:
Sales and marketing	4,564	4,505	12,927	11,971
Research and development	1,444	1,588	3,939	4,758
General and administrative	3,386	2,946	9,800	8,473
Amortization of intangibles	381	550	1,211	1,609
Gain on settlement	—	—	—	(832)

Total operating expenses	9,775	9,589	27,877	25,979

Loss from operations	(264)	(2,789)	(2,125)	(8,553)
Interest and other non-operating expense, net	(1,482)	(1,310)	(4,366)	(2,791)

Loss before income taxes, minority interest, and discontinued operations	(1,746)	(4,099)	(6,491)	(11,344)
Provision for income taxes	—	—	—	—

Loss before minority interest and discontinued operations	(1,746)	(4,099)	(6,491)	(11,344)
Minority interest in subsidiary	—	(37)	(48)	(26)

Loss from continuing operations	(1,746)	(4,136)	(6,539)	(11,370)
Income from discontinued operations	256	—	493	—

Net loss	$(1,490)	$(4,136)	$(6,046)	$(11,370)

Loss from continuing operations per share (basic and diluted)	$(0.03)	$(0.06)	$(0.10)	$(0.17)

Net loss per share (basic and diluted)	$(0.02)	$(0.06)	$(0.09)	$(0.17)

Weighted average number of shares used in the computation of net loss per share and loss from continuing operations per share	67,398,421	67,291,483	67,050,032	67,229,121

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

In thousands

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,490)	$(4,136)	$(6,046)	$(11,370)
Other comprehensive income:
Foreign currency translation adjustments	(189)	1	73	37

Comprehensive loss	$(1,679)	$(4,135)	$(5,973)	$(11,333)

The accompanying notes are an integral part of these unaudited financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

In thousands

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,046)	$(11,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,989	3,062
Minority interest	48	26
Provision for allowance for doubtful accounts	286	612
Gain on settlement	—	(832)
Gain on collection of note receivable previously written off	—	(236)
Accrued paid-in-kind interest and amortization of debt discount/issuance costs	4,422	1,814
Changes in operating assets and liabilities:
Accounts receivable	(7,228)	(5,835)
Inventories	(1,561)	(3,407)
Prepaid expenses and other assets	(265)	(1,388)
Placement of Powerheart CRMs at customer locations	(531)	(825)
Accounts payable and other liabilities	(2,505)	(3,751)
Net assets and liabilities held-for-sale	(1,460)	497

Net cash used in operating activities	(11,851)	(21,633)

Cash flows from investing activities:
Purchase of property and equipment	(2,391)	(1,152)
Acquisition of Lifetec, net of cash acquired of $89 and including costs of $60	(354)	—
Purchase of Artema minority interest	(1,299)	—
Adjustments to goodwill and intangibles	1,027	—
Proceeds from note receivable previously written off	—	236
Refund of Survivalink shareholders tax escrow	—	2,109
Refund of (investment in) MRL transactions	3,001	(3,001)
Proceeds from the sale of assets of subsidiary, net of costs	767	1,264
Sale of Artema subsidiary, net of costs of $111	489	—

Net cash provided by (used in) investing activities	1,240	(544)

Cash flows from financing activities:
Proceeds from loan payable and line of credit	—	115
Payments on capital leases and loans	(180)	(142)
Payment of Survivalink senior promissory notes	—	(26,468)
Proceeds from Senior Notes Payable, net of debt issuance costs of $2,760	—	47,240
Proceeds from exercise of common stock options and warrants	917	62
Proceeds from issuance of common stock, net of costs	8,364	147

Net cash provided by financing activities	9,101	20,954

Effect of exchange rates on cash and cash equivalents	88	37

Net decrease in cash and cash equivalents	(1,422)	(1,186)
Cash and cash equivalents at beginning of period	15,598	15,830

Cash and cash equivalents at end of period	$14,176	$14,644

The accompanying notes are an integral part of these unaudited financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except share and per share amounts)

1.    Organization and Description of the Business

Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable public access defibrillators and a fully-automatic in-hospital bedside defibrillator-monitor that continuously monitors cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with its proprietary STAR® Biphasic defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®” or “CRM”) and a unique semi-automatic, or automated defibrillator, (the “Powerheart AED” or “AED”) for use in out-of-hospital settings. The Company’s Powerheart® Cardiac Rhythm Module™ and Powerheart® brand AEDs along with Diascope G2® patient monitoring products are marketed by its direct sales force and distribution network in the United States and by international distributors around the world.

On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,500,000 shares of the Company’s common stock.

On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company, for $10,500 in cash, $25,800 in senior secured promissory notes, and 18,150,000 shares of the Company’s common stock.

On November 30, 2001, the Company acquired 94.7% of Artema Medical AB and Subsidiaries (“Artema”) for 4,150,976 shares of common stock and approximately $215 in cash. Effective April 1, 2003, the Company acquired the remaining minority interest for $1,299 in cash. On September 1, 2003, the Company transferred ownership of the shares in Cardiac Science International A/S, its Danish operations and a subsidiary of Artema, from Artema to Cardiac Science, Inc. in exchange for forgiveness of intercompany debt. Then on September 21, 2003, the Company sold 100% of its shares in Artema to an outside party for $600 in cash.

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

3.    Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2003 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2002 Annual Report on Form 10-K. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results for the full year.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following as of:

	September 30, 2003	December 31, 2002
Raw materials	$2,750	$1,784
Work in process	34	874
Finished goods	5,682	3,260

	$8,466	$5,918

During the nine months ended September 30, 2003, the Company placed $531 of CRM units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated over a five-year period.

Goodwill and Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company has reclassified the balance of acquired workforce to goodwill. Accordingly, no goodwill or acquired workforce amortization has been recognized since December 31, 2001. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $1,506, $1,183, $1,183, $1,183 and $1,183, respectively.

Goodwill and other intangible assets consist of the following as of:

	September 30, 2003	December 31, 2002
Patents and patent applications	$10,320	$10,211
Customer base	1,175	1,175
Trade name	378	378
Goodwill	99,487	99,659

	111,360	111,423
Less: accumulated amortization	(6,088)	(4,877)

	$105,272	$106,546

Product Warranty

Our products are generally under warranty against defects in material and workmanship for a period of one to five years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Changes in the product warranty accrual for the nine months ended September 30, 2003 were as follows:

Warranty accrual, December 31, 2002	$1,604
Change in liability for warranties issued during the period	242
Warranty expenditures	(982)
Currency fluctuations	33

Warranty accrual, September 30, 2003	$897

Stock Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 allows for three methods of transition for those companies that adopt SFAS 123’s provisions for fair value recognition. SFAS 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal periods ending after December 15, 2002. The Company has not adopted fair value accounting for employee stock options under SFAS 123 and SFAS 148.

The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion (“APB”) 25.

Additionally, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company measures stock based non-employee compensation at fair value.

Under SFAS 123, stock based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. As a result, the stock based compensation expense will fluctuate as the fair market value of the Company’s stock fluctuates.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS 123, the Company’s total stock-based compensation cost, proforma net loss, and proforma net loss per share, basic and diluted, would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,490)	$(4,136)	$(6,046)	$(11,370)
Add: Compensation expense included in reported net loss	—	—	—	—
Deduct: Compensation expense determined under fair value based method	(958)	(938)	(2,857)	(2,815)

Pro forma net loss	$(2,448)	$(5,074)	$(8,903)	$(14,185)

Net loss per share, as reported	$(0.02)	$(0.06)	$(0.09)	$(0.17)

Pro forma net loss per share	$(0.04)	$(0.08)	$(0.13)	$(0.21)

Recent Pronouncements

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the EITF has set forth in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company’s adoption of SFAS 146 had an impact on its accounting for its corporate restructuring and relocation (see Note 6).

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represent contingent consideration, and others. They are subject to its disclosure requirements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

EITF 00-21, Revenue Arrangements with Multiple Deliverables addresses the accounting for multiple element revenue arrangements which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 applies to variable interest entities established after December 31, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

4.    Segment reporting

The Company follows the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

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

The following is a breakdown of net sales by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
AEDs and related accessories	$15,102	$9,650	$40,756	$26,077
Powerhearts CRMs, electrodes and related accessories	238	296	1,001	1,064
Emergency defibrillators, monitors and related accessories	388	3,642	2,522	8,649

	$15,728	$13,588	$44,279	$35,790

The following is a breakdown of net sales by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
United States	$12,740	$8,744	$33,816	$23,005
Foreign	2,988	4,844	10,463	12,785

	$15,728	$13,588	$44,279	$35,790

The following is a breakdown of the Company’s long-lived assets by geographic location as of:

	September 30, 2003	December 31, 2002
United States	$93,943	$97,286
Foreign	20,917	20,873

	$114,860	$118,159

5.    Artema Restructuring and Disposal of the MCS Gas Business

As part of the Artema acquisition, the Company developed a plan to restructure the operations of the manufacturing facility in Denmark (“the plan”). Originally, the Company recorded certain purchase price adjustments in connection with the plan totaling $3,064. The plan included plant and facility closure costs that were either contractually obligated or were incremental in nature, adjustments to fair market value for owned facilities to be disposed of based on market assessments, adjustments to fair value for raw materials that would not be converted into finished goods and certain severance related costs for employees in closed facilities that the Company was obligated to pay upon execution of the plan.

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

The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science’s proprietary bi-phasic defibrillation technology. In consideration, the Company received an upfront payment of $487 and will receive eight quarterly installments over the next 2 years totaling $500. The total licensing revenue of $987 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and, accordingly, the Company recognized $105 of licensing revenue in the nine months ended September 30, 2003.

Also as part of the Artema acquisition, the Company identified the MCS gas business, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas business designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers. The MCS gas business is a distinct and separate business unit. The Company was, for the period from acquisition through November 30, 2002 accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas business be excluded from the consolidated operating results of the Company. The Company had initially estimated that the net loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated net loss was subsequently revised to an estimated loss of $306. Accordingly, a net loss of $306 has been excluded for the one year period from acquisition through November 30, 2002 and net income of $257 and $493 for the three and nine months ended September 30, 2003, respectively, has been recorded as discontinued operations in accordance with EITF 90-6, Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to be Sold. The Company sold the MCS gas business to an outside party for $600 in cash on September 21, 2003.

The following is a breakdown of the restructuring accruals recorded related to the Danish facilities shutdown and relocation and the MCS gas business disposal:

	Original Adjustment	Balance at December 31, 2002	Cash Payments	Currency Fluctuations	Adjustment to Goodwill	Balance Sold	Balance at September 30, 2003
Restructuring accruals:
Loss on closure of Danish facilities	$648	$728	$(652)	$29	$—	$—	$105
Danish facilities severance and other miscellaneous costs	520	36	(4)	4	—	—	36
Losses from MCS gas business	1,017	—	—	—	—	—	—
MCS gas business severance and other miscellaneous costs	—	1,280	(514)	—	(332)	(434)	—

	$2,185	$2,044	$(1,170)	$33	$(332)	$(434)	$141

The following is a breakdown of the final goodwill adjustments recorded upon the sale of the MCS gas business assets and liabilities that occurred during the quarter ended September 30, 2003:

Cash sales price	$600
Legal and travel expenses related to the sale	(111)
Net book value of assets and liabilities sold	334

Reduction in goodwill	$823

6.    Corporate Relocation and Restructuring

During the first quarter of 2003, the Company commenced its plan to relocate its corporate headquarters, expanded its manufacturing capacity, and consolidated its accounting and finance functions in Irvine, California.

The costs which were incurred are included in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2003. All expansion, relocation, and restructuring activities were completed in the second quarter of 2003 and there are no future expected costs.

The following is a breakdown of the accrual recorded related to the expansion, relocation and restructuring activities:

	Original Estimate	Costs Incurred	Cash Payments	Non-cash Adjustment	Balance at September 30, 2003
Severance costs	$199	$199	$(199)	$—	$—
Moving and travel costs	68	92	(92)	—	—
Lease termination costs	139	139	(139)	—	—
Accelerated depreciation of leaseholds and other assets	288	288	—	(288)	—

	$694	$718	$(430)	$(288)	$—

The accrual represented costs recognized pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin (“SAB”) 100, Restructuring and Impairment Charges. The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued. The plan was completed during the quarter ended June 30, 2003 and there were no significant changes to the original plan. The involuntary one-time employee-termination arrangement established the benefits to be paid to employees and specifically identified the classifications or functions of those employees, their locations, and their expected completion date. All employees were informed about the terms of the benefit arrangement, including the benefits that employees would receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they would receive. The Company reviewed the net book value of leasehold improvements to be abandoned in certain facilities in accordance with SFAS 144, and appropriately recorded an adjustment to accelerate the related depreciation over the revised useful life through their cease-use dates.

7.    Common Stock Issuance

During September 2003, the Company completed a private placement of its common stock to a small group of institutional and accredited investors, raising $8,375 in gross proceeds. The transaction involved the sale of 2,233,334 newly issued shares of Cardiac Science common stock at a price of $3.75 per share. The share price was based on a 10 percent discount to the five-day trailing average of the closing price of the stock leading up to the close of the transaction. In addition to the common stock, 223,000 five-year warrants with an exercise price of $5.00 per share were issued in connection with the transaction.

8.    Distribution and License Agreements

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

In July 2003, the Company signed multi-year strategic OEM, distribution, and development agreements with GE Medical Systems Information Technologies (“GEMS”), under which GEMS will market the Company’s AED and CRM products under the GE name in Europe, Asia, the Middle East, and other international markets. Under the agreements, the Company will also develop and manufacture a line of biphasic external defibrillators for exclusive sale by GEMS, under the GE brand world-wide. The Company began shipping products to GEMS in September 2003. The biphasic external defibrillator is expected to ship in the fourth quarter of 2004. In connection with the development agreement, the Company issued 750,000 warrants to purchase shares of the Company’s common stock at an exercise price of $3.00 per share. The value of the warrants of $907 is included in Other Assets in the accompanying consolidated balance sheet and will be amortized as a reduction of revenue beginning with the first shipment of product over the term of the agreement.

9.    Litigation

In November 2002, the Company settled a patent infringement suit with ZOLL Medical Corporation (“ZOLL”), which it originally initiated in March 2002. The terms of the settlement included the cross licensing of a number of patents between the two parties. Under the terms of the confidential settlement agreement, the Company received a settlement amount and will be entitled to royalties under a licensing agreement based on ZOLL’s AED sales. The Company recorded the settlement as an offset to legal expense included in general and administrative expenses in the quarter ended December 31, 2002.

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

In February 2003, the Company announced that it had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of the Company’s United States patents. In the same action, the Company also sought a declaration from the Court that the Company’s products do not infringe several of Philips’ patents. In June 2003, the Company filed its First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing the Company’s U.S. Patents and removing four of the Philips’ patents from suit pursuant to an agreement between the parties. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. On June 19, 2003, Philips filed a Complaint against the Company in the United States District Court for the Western District of Washington. Philips’ Complaint alleged patent infringement of ten of Philips’ U.S. Patents by the Company’s Powerheart and Survivalink AEDs. Five of the asserted patents were already contained in the Company’s Minnesota case against Philips. The Company made a motion to dismiss the Washington case as duplicative and the motion was granted. Philips made a motion in the Minnesota case to have its patents severed from that action, but the motion was denied. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

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

10.    Subsequent Event

On October 21, 2003, the Company acquired substantially all of the assets and certain liabilities of Cleveland-based Complient Corporation, a privately-held company that is the nation’s leading independent provider of AED and CPR training and comprehensive AED program management. As consideration, the Company issued to Complient 10,250,000 shares of its common stock. The common stock is subject to a lock-up agreement and a general indemnification escrow. The resale of the shares will be registered with the Securities and Exchange Commission and 1,325,000 shares will become available for resale on the effective date of the registration statement. The balance of the shares issued are subject to a lock-up agreement pursuant to which they will be released from the “lock-up” in 12 equal monthly installments of 743,750 shares, beginning on the effective date of the registration statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Dollars in thousands)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein.

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.” These statements may include statements regarding:

•	products under development;

•	technological and competitive advantages;

•	timetable for commercial introduction of new products;

•	our ability to improve patient care, increase survival rates, decrease recovery time, lessen patient debilitation, and reduce patient care costs;

•	markets, demand for our services, purchase orders and commitments;

•	strategic alliances;

•	the competitive and regulatory environment;

•	planned integration of technologies with products; and

•	business strategies.

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

General

Sudden cardiac arrest (“SCA”) is the leading cause of death in the United States and Europe. According to the Centers for Disease Control and Prevention (the “CDC”) approximately 450,000 people die annually in the U.S. from sudden cardiac arrest. Of that number, approximately one-third die from SCA inside a hospital. For every minute that passes from the onset of sudden cardiac arrest, a person’s survival rate decreases by 10% or more. Clinical studies have shown that the average survival rate for individuals suffering SCA outside the hospital is estimated at 5% and for patients suffering SCA in-hospital is about 15%—a rate that has not changed since the 1960’s. The American Heart Association and other major resuscitation councils around the world have acknowledged that immediate defibrillation therapy is the single most important factor in determining the survival rate of sudden cardiac arrest victims.

Our core technology platform consists of proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with our proprietary STAR® Biphasic defibrillation hardware and disposable defibrillation electrode technology to create the only fully automatic in-hospital cardioverter defibrillator, the “Powerheart® Cardiac Rhythm Module (the “CRM™”) and an automated public access defibrillator, (the “Powerheart® AED”) for use in out-of-hospital settings. The RHYTHMx technology allows our line of defibrillators to:

•	continuously monitor a patient’s heart rhythms

•	instantly and accurately detect the onset of life-threatening arrhythmias, and

•	in the case of Powerheart CRM, automatically deliver a potentially life saving defibrillation shock within seconds of the onset of SCA and with no human intervention, or in the case of our Powerheart AED product line, advise the operator to deliver the therapy.

Our initial product, the Powerheart AECD®, was introduced in the United States in February 2000. This first generation product was replaced by our second-generation device, the Powerheart CRM, which received market clearance from the U.S. Food and Drug Administration (“FDA”) in February 2002. We began shipping the CRM in limited quantities in March 2002. The Powerheart CRM is approximately 25% of the size of the original Powerheart and costs approximately 60% less to manufacture. Based on the safety and efficacy of the RHYTHMx technology, the Powerheart CRM is the only hospital bedside monitor defibrillator cleared by the FDA to be prophylactically attached to hospital patients and provide automatic defibrillation without human intervention. The Powerheart CRM is a compact, portable, fully-automatic defibrillator, which utilizes a proprietary and patented biphasic defibrillation waveform and is designed to provide complete cardiac rhythm management capabilities, including fully automatic, semi-automatic and manual defibrillation therapy modes and external pacing and function as a stand-alone defibrillator or in conjunction with existing third party patient monitoring systems. We believe that the Powerheart CRM can create a new standard of care for hospitalized cardiac patients and significantly increase the survival rate of patients suffering sudden cardiac arrest.

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

In early 2002, we successfully integrated our RHYTHMx algorithm technology into the Survivalink AED, and made other improvements in the device. Among other things, the Powerheart AED product line is capable of being attached to people exhibiting symptoms of cardiac arrest and providing continuous monitoring of patients post-resuscitation. In February 2002, we received FDA clearance to market and began shipping the Powerheart AED.

In August of 2003, we introduced a new line of AEDs; the Powerheart G3™ and the First Save G3™. In addition to certain aesthetic enhancements, certain user interface and feature set improvements were made. However, the principal advantage of the new G3 product line is the nearly 30% reduction in cost to manufacture. Although we anticipate the new AED G3 product line to represent 90% of future AED sales, we will continue to manufacture the Powerheart AED as long as there is adequate customer demand.

We own 72 issued patents and numerous patent applications pending relating to our core defibrillation and software technology, wearable defibrillation technology, disposable defibrillation electrode pad technology and to the AED technology originally developed by Survivalink. We believe strongly in the value of our intellectual property and intend to continue to file additional patent applications relating to our technology.

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

Our multi-faceted growth strategy includes sales and marketing initiatives designed to take advantage of fast growing segments such as the U.S. corporate workplace market segment, municipal public access programs, schools, law enforcement, fire departments and government and continued increases in our direct and in-direct distribution channels. Our growth strategy is focused on offering what we believe is the easiest to use and most technologically sophisticated line of AEDs on the market. We are currently marketing our AEDs in the U.S. through our direct sales force and over 75 independent distributors.

Since the acquisition of Survivalink in September 2001, we have tripled the size of our direct sales force. At the end of September 2003, there were 48 sales persons and 8 sales managers in the U.S. and 15 employee sales managers supporting international distributors in overseas markets. Internationally, we are selling our complete line of products, including our AEDs, through independent medical device distributors on a country-by-country basis with over 45 distributors selling the Company’s products in over 50 countries. We intend to establish direct sales operations in certain markets, and as part of this strategy, we acquired Lifetec Medical Limited, our erstwhile U.K. distributor in May 2003.

In late July this year, we signed multi-year strategic OEM, distribution and development agreement with GE Medical Systems Information Technologies (“GEMS”), the healthcare information technology business of General Electric Company, under which GEMS will market Cardiac Science automated external defibrillators (AEDs) and fully-automatic in-hospital defibrillator- monitors (CRMs) under the GE name in Europe, Asia, the Middle East and other international markets. The private-label products, which we began shipping to GE in September 2003, will be marketed to a wide variety of healthcare providers, including hospitals, physicians, clinics and others in the medical industry. Under the agreements, we will also develop and manufacture a line of biphasic external defibrillators for exclusive sale by GE on a worldwide basis, which we expect to begin shipping in the fourth quarter of 2004.

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

Internationally, the Powerheart CRM is sold to end users via distributors. We also intend to enter into additional strategic alliances or OEM relationships with third party patient monitoring equipment manufacturers to increase the adoption rate for our in-hospital technology.

In December 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB and Subsidiaries (“Artema”), a Stockholm, Sweden based developer and manufacturer of emergency defibrillators and patient monitoring equipment which are sold via distributors exclusively outside the U.S. In addition to broadening our product line, the acquisition increased our international distribution channel. Effective April 1, 2003, we acquired the remaining minority interest in Artema. On September 1, 2003, we transferred ownership of the shares in Cardiac Science International A/S, our Danish operations and a subsidiary of Artema Medical AB, from Artema Medical AB to Cardiac Science, Inc. Subsequently, on September 21, 2003, we sold to a third party, 100% of our shares in Artema Medical AB.

On October 21, 2003, in a move to capture additional revenue related to the sale of our AEDs, we acquired substantially all of the assets and certain liabilities of Cleveland-based Complient Corporation, a privately-held company that is the nation’s leading private for profit provider of AED and CPR training and comprehensive AED program management. Corporations, municipalities, schools, government agencies and others who purchase and deploy AEDs are required by federal and state laws to obtain a medical prescription and have designated personnel trained by a certified trainer in AED use and CPR. Traditionally, buyers of AEDs have had to arrange for their own training with non-profit organizations or off-duty paramedics, coordinate their own site assessment and deployment, and assure ongoing compliance with recertification and other regulations. Complient was the first organization of its kind to offer a comprehensive training program that included the management and coordination of all aspects of AED deployment including site surveys, medical direction, web-based software for record-keeping and AED/CPR training with 150 certified trainers on staff covering all 50 states nationwide. Complient is a good strategic fit with Cardiac Science and the service offering is a logical extension of our core business. It provides additional point-of-sale revenue as well as a recurring revenue opportunity linked to AED sales. Moreover, we believe this will provide us with a significant competitive advantage over our competitors who do not offer comparable programs. We anticipate reducing the Complient non-training related headcount by one third and expect to have the integration completed by December 31, 2003.

Results of Operations

Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

Revenue for the quarter ended September 30, 2003 increased $2,140 or 15.7% to $15,728 compared to $13,588 for the quarter ended September 30, 2002. This increase is primarily attributable to a 56.5% increase in sales of AED and related accessories to $15,102 this quarter as compared to $9,650 in the third quarter of 2002. This increase in AED revenue was partially offset by a 89.3% decrease in sales of emergency defibrillators and patient monitors to $388 in the third quarter of 2003 from $3,642 in the same quarter in 2002. This decrease resulted from lower patient monitoring sales to the Middle East due to the political instability in the region and the planned phase out of certain low margin, legacy Artema product lines.

Cost of goods sold for the quarter ended September 30, 2003 was $6,217 compared to $6,788 for the quarter ended September 30, 2002. The gross margin improved to 60.5% in the third quarter of 2003 compared to 50.0% in the third quarter of 2002. The improvement in gross margin is primarily the result of increased sales of higher margin AEDs as a percentage of total revenue, from 71.0% for the quarter ended September 30, 2002 to 96.0% for the same quarter in 2003, and the launch of our new lower cost AED G3 product line.

Sales and marketing expenses increased slightly to $4,564, or 29.0% of revenue, for the quarter ended September 30, 2003 compared to $4,505, or 33.2% of revenue, for the quarter ended September 30, 2002. The absolute dollar increase is primarily due to the expansion of our international sales force and marketing activities resulting in higher expenses in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002, offset by lower costs associated with clinical and marketing activities related to our CRM product. The decrease in sales and marketing expenses as a percentage of revenue reflects the operating leverage we are beginning to realize with our revenue growth.

Research and development expenses decreased $144 or 9.1% to $1,444 in the third quarter of 2003 compared to $1,588 for the quarter ended September 30, 2002. Research and development expenses as a percentage of revenue decreased from 11.7% in the third quarter of 2002 to 9.2% in the third quarter of 2003. This decrease is primarily attributable to a reallocation of resources previously focused on preproduction activities included in research and development expense in 2002, but now focused on Company-wide operations which are included in general and administrative expenses for 2003. This decrease is somewhat offset by higher project costs associated with the new version AED G3 product line launched in the quarter ended September 30, 2003.

General and administrative expenses for the quarter ended September 30, 2003 were $3,386, which represented an increase of $440 or 14.9% over the $2,946 in the quarter ended September 30, 2002. This increase over the prior year was primarily related to increased headcount and facilities costs attributable to the overall growth of our business, as well as increased wages and related expenses due to the reallocation of resources previously recorded as research and development expense in 2002, but now focused on general and administrative activities in 2003.

Amortization of intangibles was $381 for the quarter ended September 30, 2003, a decrease of $169 or 30.7% from the $550 for the quarter ended September 30, 2002. This decrease resulted from certain identifiable intangible assets becoming fully amortized in early 2003.

Net interest and other non-operating expense for the quarter ended September 30, 2003 was $1,482 compared to $1,310 for the same period in 2002. This increase was a result of higher interest expense and amortization of the debt discount and debt issuance costs associated with the Senior Debt.

Nine Months ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenue for the nine months ended September 30, 2003 increased $8,489 or 23.7% to $44,279 from $35,790 for the nine months ended September 30, 2002. The increase in net sales was primarily attributable to a 56.3% increase in AED and related accessories sales to $40,756 in this period from $26,077 in the prior year period. This increase in AED revenue was offset by a 70.8% reduction in sales of emergency defibrillators and patient monitors resulting from the planned phase out of certain low margin, legacy Artema product lines and lower patient monitoring sales to the Middle East due to the political instability in the region.

Cost of goods sold for the nine months ended September 30, 2003 was $18,527 compared to $18,364 for the nine months ended September 30, 2002. The gross margin improved to 58.2% from 48.7% for the comparable period in 2002. The improvement in gross margin was the result of a shift in product mix to higher margin AEDs and accessories which accounted for 92.0% of total revenue in 2003 compared to 72.9% in the prior year, as well as the reduced cost of the AED this period compared to prior year due to significant cost reduction initiatives taken in 2003 and the introduction of out new lower cost AED G3 product line.

Sales and marketing expense for the nine months ended September 30, 2003 increased $956 to $12,927, or 29.2% of sales this period as compared to $11,971, or 33.4% of revenue for the same nine-month period in 2002. The increase in absolute dollars is primarily attributable to the expenses associated with the increase in our direct sales organization in the U.S., and our international sales and marketing activities, which were offset by a reduction in costs related to clinical and marketing activities associated with our CRM product. The decrease in sales and marketing costs as a percentage of revenue reflects the operating leverage we are beginning to realize with our revenue growth.

Research and development expenses for the nine months ended September 30, 2003 decreased $819 to $3,939 or 8.9% of sales, compared to $4,758 or 13.3% of sales for the comparable period in 2002. This decrease is primarily a result of a reallocation of headcount resources focused on preproduction activities included in research and development in 2002, but now focused on Company-wide operations included in general and administrative in 2003. This decrease is somewhat offset by higher project costs in 2003 associated with the development and launch of our new version AED G3 product line.

General and administrative expenses for the nine months ended September 30, 2003 increased $1,327 to $9,800, or 22.1% of revenue, compared to $8,473, or 23.7% of revenue, for the comparable period in 2002. The increase was primarily related to general corporate expenditures including facilities costs associated with supporting the overall growth of the Company, including a one-time charge of approximately $700 related to our facilities relocations and centralization of certain operations in the first and second quarters of 2003, as well as increased wages and related expenses due to the reallocation of resources previously recorded as research and development expense in 2002 that were refocused on Company-wide operations in 2003 and therefore included in general and administrative expenses.

Amortization of intangibles decreased $398 or 24.7% to $1,211 for the nine months ended September 30, 2002 from $1,609 for the comparable period in 2002. This decrease resulted from certain identifiable intangible assets becoming fully amortized in early 2003.

Net interest and other non-operating expense increased $1,575 to $4,366 for the nine months ended September 30, 2003 compared to $2,791 for the comparable period in 2002. This increase was primarily a result of higher interest expense and amortization of the debt discount and debt issuance costs associated with the Senior Debt issued in May 2002.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents of $14,176 and working capital of $29,663 compared to cash and cash equivalents of $15,598 and working capital of $19,177 at December 31, 2002. From inception, our sources of funding for operations and mergers and acquisitions activity were derived from the issuance of debt and equity securities. In May 2002, we entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned us $50,000. We in turn repaid the $26,468, plus accrued interest, in senior promissory notes relating to the Survivalink acquisition.

During September 2003, we completed a private placement of common stock to a small group of institutional and accredited investors, raising $8,375 in gross proceeds. The transaction involved the sale of 2,233,334 newly issued shares of Cardiac Science common stock at a price of $3.75 per share. In addition to the common stock, 223,000 five-year warrants with an exercise price of $5.00 per share were issued in connection with the transaction. Proceeds of the offering will fund the acceleration of current product development projects associated with the recently announced partnership with GE Medical Systems and provide working capital for future strategic initiatives.

From inception through September 30, 2003, we incurred losses of $99,197. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

We had no material commitments for capital expenditures as of September 30, 2003.

Income Taxes

As of December 31, 2002, the Company had research and experimentation credit carry forwards for federal and state purposes of approximately $2,613 and $1,123, respectively. These credits begin to expire in 2006 for federal and state purposes. The Company also has approximately $124,716 and $72,742 of federal and state net operating loss carry forwards which will begin to expire in 2004 and 2006, respectively. The utilization of net operating loss and tax credit carry forwards may be significantly and materially limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions.

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

Goodwill and Other Intangibles

In accordance with SFAS 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Should an impairment in goodwill be determined, it could result in a material charge to operations.

Valuation of Long-Lived Assets

In accordance with SFAS 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows. In our estimate, no provision for impairment is currently required on any of our long-lived assets.

Revenue Recognition

We record revenue in accordance with SAB 101, Revenue Recognition in Financial Statements, as amended. Product sales are recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Some of the Company’s customers are distributors which sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors or end user customers. License fees are generally deferred and recognized systematically over the term of the license agreement.

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

Discontinued Operations

SFAS 144 establishes accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the assets under usual and customary terms within one year of establishing the plan. The acquisition and initiation of disposal of our MCS gas business occurred prior to the effective date of SFAS 144, therefore, we have followed the guidance of EITF 90-6, Accounting for Certain Events Not Addressed in Issue No. 87-11 Related To an Acquired Operating Unit To Be Sold, for the period subsequent to the initial one-year period and classified operations of this business as discontinued operations.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, Accounting for Exit or Disposal Activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance that the EITF has set forth in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. Our adoption of SFAS 146 had an impact on our accounting for our corporate restructuring and relocation (see Note 6 of the consolidated financial statements).

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 relates to the accounting for and disclosure of guarantees and addresses (1) an obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur and (2) a contingent obligation to make future payments if those triggering events or conditions occur. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees accounted for as derivative instruments and hedging activities, guarantees relating to performance of non-financial assets that are owned by the guaranteed party (e.g., product warranties), guarantees issued in a business combination that represents contingent consideration, and others. They are subject to its disclosure requirements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

EITF 00-21, Revenue Arrangements with Multiple Deliverables, addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 applies to variable interest entities established after December 31, 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial condition and results of operations.

In May 2003, the FASB issued SFAS 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk.    We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At September 30, 2003, we invested our available cash in money market securities of high credit quality financial institutions with original maturities of 90 days or less.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk.    A portion of international sales of the company’s products are made through the company’s international sales offices in Copenhagen and the United Kingdom in foreign currencies, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for the company’s products by increasing the price of the company’s products in the currency of the countries in which the products are sold. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at period-end exchange rates and income and expenses are translated using monthly average exchange rates. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

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

On December 3, 2002, we filed a Complaint in Orange County Superior Court against Medical Research Laboratories, Inc. (“MRL”) alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. We alleged that MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby we would acquire all of MRL’s stock. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. On February 25, 2003, we filed suit against MRL for patent infringement in the United States District Court for the District of Minnesota. We alleged that MRL’s LifeQuest JumpStart AED infringed our patented disposable electrode pre-connect technology. We settled both law suits with MRL on June 24, 2003. Under the terms of the confidential settlement agreement, we received a settlement amount from MRL and MRL received the right to license two of our patents for additional royalties.

In February 2003, it was announced that we had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips’ patents. In June 2003, we filed our First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing our U.S. Patents and removing four of the Philips’ patents from suit pursuant to an agreement between the parties. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. On June 19, 2003, Philips filed a Complaint against us in the United States District Court for the Western District of Washington. Philips’ Complaint alleged patent infringement of ten of Philips’ U.S. Patents by our Powerheart and Survivalink AEDs. Five of the asserted patents were already contained in our Minnesota case against Philips. We made a motion to dismiss the Washington case as duplicative and the court granted our motion. Philips made a motion in the Minnesota case to have its patents severed from that action, but the motion was denied. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

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

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

3	Certificate of Incorporation, as amended
31.1	Certification by the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

Form 8-K filed on September 18, 2003 related to consummation of the Company’s private placement transaction.

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

CARDIAC SCIENCE, INC.

Date: November 14, 2003	/s/ RODERICK DE GREEF

Roderick de Greef (Authorized Officer and Principal Financial Officer)