Form 10-K
period 2003-12-31
CARDIAC SCIENCE INC
filed 2004-03-15
CIK 876188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal Year Ended December 31, 2003

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

(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number (949) 797-3800

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2003, as reported by the Nasdaq National Market System, was approximately $160,381,000. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

There were 80,576,128 shares of the registrant’s Common Stock outstanding as of March 11, 2004.

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Cardiac Science is a leading developer, manufacturer and marketer of life-saving public access defibrillators, or automated external defibrillators (“AEDs”), and the largest corporate provider of comprehensive AED/CPR training services. We also manufacture and market a unique therapeutic in-hospital patient monitor-defibrillator that instantly and automatically treats cardiac patients with life-threatening heart rhythms and those that suffer sudden cardiac arrest (“SCA”). More than 450,000 people in the United States die each year from SCA. SCA is the leading cause of death in both the United States and Europe. Approximately two thirds of SCA deaths occur outside a hospital, and according to the American Heart Association (“AHA”) survival rates for victims of SCA average 5% outside the hospital. For victims of SCA, survival is directly linked to the amount of time between the onset of SCA and receiving a defibrillation shock, so that for every minute that goes by without a defibrillation shock, a victim’s chance of survival is reduced by approximately 10%. Additionally, the average survival rate for patients suffering an in-hospital SCA-event, is estimated to be less than 25%—a rate that has not improved since the 1960s.

Our proprietary RHYTHMx® software technology, and STAR® Biphasic energy delivery system, form the technology platform for our line of AED products, the Powerheart AED®, and our unique therapeutic monitor-defibrillator, the Powerheart® Cardiac Rhythm Module®, or Powerheart® CRM®. Our products and technology are designed to easily and effectively treat victims of SCA whether outside or inside a hospital in the shortest time frame possible, thereby significantly increasing a victim’s chance of survival. Once the electrodes of our Powerheart AED are placed on a patient, our device instantly and accurately detects the presence of any life-threatening arrhythmias and will advise the user to deliver a shock if required. In the case of our in-hospital Powerheart CRM, which continuously monitors a patient’s heart rhythms in the event of a life-threatening arrhythmia, can automatically deliver a potentially life-saving shock to the patient, with no human intervention.

We are active in new product development initiatives, including expanding and enhancing our existing Powerheart AED product line, as well as integrating our RHYTHMx and STAR Biphasic technology into new cardiac resuscitation product platforms for our strategic Original Equipment Manufacturer (“OEM”) partner General Electric Medical Systems (“GEMS”). We have a portfolio of 82 issued patents relating to our core technology and products.

In September 2001, we acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis, Minnesota-based manufacturer of AEDs. The acquisition of Survivalink enabled us to enter the rapidly growing AED marketplace, which we estimated to have worldwide sales of $200 million in 2003 and, according to Frost & Sullivan and our estimates, is expected to grow to approximately $650 million in sales in 2006.

In November 2001, we acquired approximately 95% of the outstanding shares of Artema Medical AB, (“Artema”) a Swedish based developer, manufacturer and marketer of standard hospital-based emergency defibrillators and patient monitoring equipment, which also had operations in Denmark. This acquisition provided us with a network of international distributors and the infrastructure required to establish our international headquarters in Copenhagen, Denmark.

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

In October 2003, we purchased substantially all the assets and certain liabilities of Complient Corporation (“Complient”), a Cleveland, Ohio based, privately held provider of comprehensive AED/CPR training and program management services designed to ensure successful AED deployments. The addition of these services means we are the only AED manufacturer offering a single source, turnkey AED deployment solution, which we believe provides us with a competitive advantage at point of sale, particularly with larger, multi-facility purchasers.

Our corporate headquarters is located in Irvine, California, and our research and development facility is located in Lake Forest, California. Our manufacturing facility is located in Minneapolis, Minnesota, and our international headquarters are located in Copenhagen, Denmark. We also have a facility related to the delivery of AED/CPR training and program management services located in Cleveland, Ohio. Our corporate headquarters is located at 1900 Main Street, Suite 700, Irvine, CA 92614 and the telephone number is (949) 797-3800.

Business Strategy

Our primary business objective is to become the market leader in the rapidly growing global AED marketplace, which according to Frost & Sullivan and our estimates should reach $650 million in 2006. Our secondary objective is to increase the rate of adoption of our in-hospital Powerheart CRM product, and to enter the traditional hospital “crash-cart” defibrillation market, estimated to total $300 million per year. We believe that achieving these objectives will result in consistent and significant revenue growth and profitability. We expect to achieve our objectives by focusing on the following core strategies:

•	Continuing AED market share growth—We estimate that the market for AEDs in the U.S. is growing at approximately 30% per year, with some international markets growing even faster, and that the worldwide AED market totaled $200 million in 2003. In 2003, our AED related revenue increased 47% over 2002, and we estimate that we increased our market share to 28% at year end, compared to approximately 15% at the end of 2001. In order for us to continue to increase our market share and become the AED market leader we intend to focus on the following:

•	Increasing our AED distribution channels—We currently sell our AEDs through direct, indirect and original equipment manufacturer (“OEM”) channels in the U.S. and internationally. In 2002 our efforts were focused on expanding our direct sales force which increased from 17 to 55 during that year, and totaled 62 people at the end of 2003. In addition to maintaining our direct sales channel during 2003, our focus centered on expanding our indirect distributor and OEM channel relationships. During the year, we increased the number of U.S. distributors purchasing AEDs from 30 to 53. In addition to the OEM relationship we established with Nihon Khoden in 2002, we signed AED OEM agreements with Criticare Systems, Inc. for the dental market and Quinton Cardiology Systems, Inc. for the physician’s office market. In August, 2003 we entered into a multi-dimensional agreement with GEMS, the healthcare business of General Electric Company, which included providing a GE branded AED for sale by GEMS outside the U.S. Internationally, we continue to sell primarily through country specific distributors, however, in 2003 we established direct operations in the United Kingdom and Germany, the two largest AED markets outside of Japan. We believe that in order to gain AED market leadership we must continue to expand and broaden our direct and indirect distribution channels. In 2004 and beyond, in addition to continued expansion and optimization of our existing direct and indirect distribution channels, we expect to increase the size of our 9 person inside sales department which was established in late 2003 as a compliment to our direct selling efforts.

•	Enhancing our AED product line—We plan to continue to expand and enhance our core Powerheart AED product line as we did in 2003 with the second half launch of the Powerheart G3 and FirstSave G3 products. In the first half of 2004, we expect to introduce a fully automatic version of the Powerheart G3, and a more sophisticated Powerheart G3 Pro™, which will have among other new features, real time electrocardiogram (“EKG”) viewing and manual override capability. The G3 Pro is targeted at those medical and first responder customers in the U.S. and internationally who demand a certain feature set which we do not currently offer. We believe that by continuing to expand and enhance our core product offering to include niche-specific feature sets, we will broaden the base of potential customers.

•	Leveraging our AED services—Our October 2003 purchase of Complient’s assets allows us to provide a unique, single source, turnkey AED deployment solution to purchasers of AEDs. Through our nationwide network of 150 certified employee-educators, we can now provide the AED/CPR training required by most states to deploy AEDs. In addition, our AED program management services provide the medical direction and information management necessary for AED users to be in compliance with various state laws and regulations. We believe that the ability to offer a turnkey solution differentiates us from other AED manufacturers and provides us with a competitive advantage at point of sale, particularly with larger, multi-unit, multi-facility institutional customers such as schools, government and corporate purchasers.

•

Continuing to reduce our cost of goods—We were able to decrease the cost of goods on our Powerheart AED by 14% during 2002, and in 2003, primarily due to the introduction of our redesigned AED G3, we reduced our manufacturing costs an additional 31%. In 2004 and beyond, we plan to continue to focus on and expect to realize cost of goods reductions which will provide us with maximum flexibility with respect to competitive pricing pressures that may arise in the AED market.

•	Increasing the rate of adoption of our Powerheart CRM—Our therapeutic monitoring product, the Powerheart CRM, is the only hospital bedside monitor defibrillator cleared by the FDA for attachment and continuous monitoring of patients at risk of life-threatening arrhythmias that can deliver a potentially lifesaving shock without human intervention. It has the potential to become a new “standard of care” in the treatment of in-hospital SCA. However, despite clinical evidence which clearly demonstrates the positive impact the CRM can have on the survival rate of SCA victims, adoption of the technology has been slower than our expectations. We believe that the adoption of the product has been hindered by a lack of (a) peer reviewed clinical evidence demonstrating the cost/benefit of the technology; and (b) distribution capability. We intend to address these issues by:

•	Funding a multi-center and several single site clinical studies at recognized hospitals, for publication in peer-reviewed medical journals, to further support, improved patient outcomes and cost effectiveness of our Powerheart CRM.

•	Expanding our distribution network in the U.S. by signing additional regional distribution partners, and focus on marketing to Premier, Inc., a group buying organization consisting of more than 200 of the nation’s leading hospital and healthcare systems purchasing more than $17 billion annually in supplies and equipment, which included the Powerheart CRM on their purchasing list under the category of breakthrough technology.

•	Supporting GEMS in its efforts to market the Powerheart CRM internationally. This distribution relationship was a part of the GEMS agreement we signed in 2003.

•	Developing new product embodiments for our existing technology—In 2003, we entered into a strategic relationship with GEMS. In addition to OEM distribution of our Powerheart AED and CRM products, we agreed to develop and manufacture for GEMS a standard “crash cart” hospital defibrillator utilizing our core RHYTHMx and STAR Biphasic technology. We anticipate that this development project, which has minimum take or pay quantities associated with it, will be completed in the fourth quarter of 2004. This development arrangement allows us to enter the $300 million per year traditional hospital defibrillator market using the distribution strength of GEMS. We have identified other product development projects where GEMS technology and our RHYTHMx and STAR Biphasic core technology could be brought together to create a new line of hospital based patient monitor and defibrillation products. We are currently in discussions with GEMS with respect to the timing and funding of these projects. We believe that continued collaboration with GEMS will allow us to develop additional hospital based products which incorporate our core technology, ultimately allowing increased adoption of our technology through the marketing strength and hospital presence of GEMS.

Sudden Cardiac Arrest

The Prevalence of SCA

Sudden Cardiac Arrest (“SCA”) is the leading cause of death of Americans. Each year, more than 450,000 people in the U.S. die from SCA. Death can occur in minutes if the SCA victim receives no treatment. External defibrillation is the only known treatment, but it must occur as soon as possible after the onset of SCA in order for it to be effective.

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

According to the AHA, almost 60% of SCA incidents are witnessed. It is estimated that 95% of SCA victims die before reaching the hospital. Survival is directly linked to the amount of time between the onset of SCA and defibrillation: a victim’s chances of survival are reduced by approximately 10% with every minute of delay.

Average response time for emergency personnel to arrive on scene in the U.S. is approximately 8-12 minutes after calling 911. The average time from collapse to providing defibrillation varies widely across the country. Communities with public access defibrillation (“PAD”) programs in place, where AEDs are placed in public buildings, at sporting events and in emergency vehicles, response times are significantly reduced. In some venues, when the first shock is delivered within 3-5 minutes, the reported survival rates from SCA are as high as 48% to 74%. Other studies show that police equipped with AEDs can cut response times to SCA victims by about three minutes when compared to historical response times, significantly improving a victim’s chance of survival.

Our Core Technology

All of our products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our STAR Biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA. We have integrated our core technology, along with other proprietary technology that we have developed into our Powerheart AED and CRM product lines. We also sell accessories and disposable products, including our proprietary disposable defibrillator electrodes, and are actively licensing certain components of our core technology to third-parties for integration into other products.

Our RHYTHMx Technology

Our proprietary RHYTHMx technology allows for the detection and identification of life-threatening arrhythmias and, in the case of our CRM, automatic delivery of the appropriate measured therapy, or in the case of our Powerheart AED, instructions to deliver the appropriate shock. Our patented RHYTHMx software algorithm offers the unique ability of filtering noise and artifact from a patient’s EKG signal without compromising its ability to correctly identify heart rhythms that are life-threatening—shockable, or non-life-threatening—non-shockable.

RHYTHMx begins by filtering the patient’s EKG signal to reduce noise artifact and then detects the heart’s QRS complexes in conjunction with the patient’s heart rate. The heart’s ECG signals contain wave shapes that are referred to as P-QRS-T waves. While a normal heartbeat contains each of these wave shapes, in the case of the chaotic and disorganized rhythm of ventricular fibrillation, these wave shapes—or QRS complexes—are absent or indistinguishable. If the heart rhythm is considered shockable by RHYTHMx, and it persists, then a shock is indicated. Further analysis by RHYTHMx, which occurs in a fraction of a second, classifies the shockable rhythm as requiring a synchronous shock—in the case of a life-threatening VT—or an asynchronous shock—in the case of life-threatening VF.

Clinical results with our RHYTHMx technology demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (correct identification of non-shockable rhythms). The average time to first shock was 21 seconds and normal rhythm was restored by the device’s first shock in 96.2% of the cases. These results were based on data from a multi-center clinical trial conducted between February 1993 and May 1997 using early versions of our original Powerheart device. The trial was divided into two phases, with 155 patients enrolled and 104 patients tested, at Arizona Heart Institute, University of California Irvine Medical Center and University of Southern California Medical Center. We received FDA clearance to market RHYTHMx technology as a stand-alone device in August 1998.

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

Our platform RHYTHMx technology is integral to our Powerheart AED and CRM products. We also license our RHYTHMx technology for use in certain other wearable defibrillators.

Our STAR Biphasic Technology

Our Self-Tracking Active Response (“STAR”) Biphasic waveform technology allows our Powerheart AED and CRM defibrillator devices to deliver the most effective therapy possible by delivering an optimized amount of energy in response to SCA. STAR Biphasic quickly assesses the unique characteristics of a patient and customizes the defibrillation energy he or she receives.

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

Our Products

The Powerheart AED

Our Powerheart AED product line is powered by our RHYTHMx and STAR Biphasic technology, and is the only AED that can provide continuous monitoring capabilities before, during and after SCA, protecting the victim against delays in therapy and the reoccurrence of another life-threatening arrhythmia following resuscitation.

Reflecting the merger of Survivalink and Cardiac Science in September 2001, our Powerheart AED combines industry-leading AED expertise with advanced arrhythmia detection technology. In 2003, our Powerheart AED and related services and accessories represented 91% of our company-wide revenue and our devices have been deployed by such companies as Harrah’s Entertainment, Coca Cola, General Electric, Procter & Gamble, Exxon, Pepsi, Anheuser Busch and Merrill Lynch. Our Powerheart AED has also been chosen by many local governments and municipalities for use in respective community Public Access Defibrillation (“PAD”) programs, the United States Navy, Army and Air Force, as well as by numerous schools and educational facilities throughout the U.S.

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

Our proprietary self-testing AED defibrillator electrodes are interchangeable for body placement and are supplied pre-gelled with a self-adhesive. We have also developed and are marketing our proprietary FDA-cleared pediatric defibrillation electrode system, designed for use with our AED, to deliver reduced defibrillation energy to infants and children up to 8-years old, or up to 55 lbs. These innovative pediatric electrodes are suitably sized for a child’s smaller torso, and are less than half the size of our adult AED electrodes.

The Powerheart CRM

The chances of survival for a patient suffering SCA in a hospital remains at less than 25%. Because of the time it takes to defibrillate patients, even under monitored conditions, this survival rate has not changed in the last 40 years. And those that do survive are typically faced with a longer and more expensive hospital stay.

The Powerheart CRM, attached to patients via our disposable defibrillator electrodes, continuously monitors a patient’s cardiac rhythm, and if a life-threatening arrhythmia is detected, automatically delivers a life-saving defibrillation shock within seconds and with no human intervention.

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

Our Powerheart CRM is a unique therapeutic monitor incorporating state-of-the-art technology that offers medical facilities the following features and benefits:

•	Powerheart CRM provides reliable, continuous monitoring, detection and treatment of life-threatening arrhythmias;

•	Biphasic waveform technology customizes defibrillation energy to deliver optimal therapy for each patient;

•	Non invasive external pacing;

•	The Powerheart CRM’s compact design and battery operation allows for use in transporting patients and also provides for multiple mounting options at the bedside and uninterrupted operation in any hospital setting. The Powerheart CRM’s footprint measures 11 inches x 4 inches x 8.25 inches and weighs only 11.5 pounds; and

•	User friendly programmable interface software and control buttons permit simple operation and a color LCD provides exceptional viewing and resolution. The Powerheart CRM can operate in manual, advisory or fully automatic modes.

We also market our proprietary disposable defibrillator electrodes for use with the Powerheart CRM. These disposable defibrillator electrodes provide reliable ECG monitoring, defibrillation and external pacing performance and offer reduced motion artifact caused by patient movement. The compact design and radiotransluscence of the Powerheart CRM disposable defibrillator electrodes also allows clearer views of the chest under x-ray and fluoroscopy and a new hydrogel adhesive reduces the potential for skin irritation.

Miscellaneous Products

As part of the Artema acquisition, we marketed a low-end line of patient monitors. The Diascope G2 is a compact, transportable vital signs monitor designed for use in hospitals and day surgery units and has been marketed in certain international markets. In 2003 we sold approximately $2.5 million of this product, compared to $3.9 million in 2002.

In connection with the Complient acquisition, we marketed a line of CPR related resuscitation products and accessories, including training mannequins and an audible CPR prompt device. These products, which accounted for $730,000 in revenue in the quarter ended December 31, 2003 are sold primarily through distributors in the U.S.

In February 2004, we made a strategic decision to discontinue the Diascope patient monitor product line and sell the CPR training related product line, both of which had below average gross margins and used disproportionate manufacturing, sales and administrative resources. We believe that exiting these product lines will allow us to focus our resources on our core AED products and services and our in-hospital CRM technology.

Our Markets

We segment the market for our devices and technology into two principal categories: AEDs and related accessories and AED/CPR services, and in-hospital therapeutic monitoring-defibrillation (Powerheart CRM).

AED Market Segments

We estimate the worldwide AED market in 2003 was approximately $200 million, with the U.S. AED market, comprising 85% of the worldwide market, growing at approximately 30% with faster growth recorded in certain international markets. We expect the worldwide market for AEDs in 2004 to be between $260 million to $270 million, and believe international markets will become a larger proportion of the overall market for AEDs.

We estimate that we now hold approximately 28% of the worldwide market share in AEDs, up from 15% at the end of 2001. We believe that we are the leader in two of our market segments, the U.S. government agency workplace segment and the U.S. corporate workplace market. The following are our market segment highlights:

•	In the U.S. corporate workplace market segment, we estimate that only 5% of U.S. corporations have AEDs. In 2003, 47% of our U.S. AED sales were from this segment and we estimate our market share to be in excess of 35% in the corporate AED market segment.

•	Only 1%-3% of schools in the United States have AEDs and to date only New York has mandated deployment of AEDs in public schools. In 2003, we generated 9% of our U.S. AED sales from schools and colleges.

•	In the fire, police and EMS market segment, only 15% of the estimated 210,000 police, Sheriff and Highway Patrol vehicles carry AEDs and approximately 25% of an estimated 75,000 fire vehicles are equipped with AEDs. Sales in this segment represented 12% of our U.S. 2003 AED sales.

•	The PAD market segment includes the U.S. government, municipalities, and community PAD programs. Despite legislation mandating deployment in all 17,000 Federal government buildings, it is estimated less than 3% have installed AEDs. Moreover, we estimate only 5% of U.S. cities have implemented PAD programs. This segment accounted for 19% of our 2003 U.S. AED sales.

•	The medical segment includes physician and dental offices and hospitals. We estimate less than 5% of an estimated 200,000 physician and dental offices have AEDs and only a small percentage of the 6,600 hospitals have AEDs available. About 13% of our U.S. AED sales in 2003 were to the medical market segment.

•	We believe we are the market leader in the Japanese AED market due to our strategic partnership with Nihon Kohden. We also have more than 50 distributors in all major world markets, and we continue to focus our sales and marketing efforts on growing our market share in the three largest and fastest growing global markets, Japan, Germany and the U.K. We estimate the international market for AEDs accounts for 15% of worldwide AED sales. International sales represented 19% of our total 2003 AED sales.

In-Hospital Therapeutic Monitoring-Defibrillation (Powerheart CRM)

Traditionally, hospitals have deployed manual or semi-automatic defibrillators to treat SCA victims. Standard defibrillators require supervision by highly skilled medical personnel to analyze and interpret the patient’s electrocardiogram and to manually deliver a shock using handheld paddles. Standard defibrillators are typically positioned in the hospital at locations such as critical care and cardiac care units, emergency and operating rooms and electrophysiology labs. We estimate that there are 6,600 hospitals in the United States.

Despite the availability of standard defibrillators to treat SCA in hospitals, numerous hospital studies have documented delays of five minutes or more between the onset of cardiac arrest to the arrival of the first medical team member. Clinical studies show that the average survival rate of patients who have an in-hospital SCA is estimated at less than 25%, a rate of survival that has not improved since the 1960s. We believe that our Powerheart CRM is well positioned to provide hospitals with a therapeutic monitoring alternative which will result in an increase in survival rates and a reduction in patient care costs.

Technology Licensing

We are seeking strategic relationships with third parties to license our RHYTHMx and STAR Biphasic proprietary technologies for use in patient monitoring type devices.

During 2002, we entered into three separate licensing agreements with Zoll Medical, Inc., Lifecor, Inc., and Innomed Medical Co. We licensed our STAR Biphasic technology for use into standard emergency defibrillators for sales internationally and licensed certain patents relating to wearable defibrillators and other proprietary features of our AEDs, as well as licensing of our platform RHYTHMx technology. In consideration for these licenses we received cash and ongoing royalty payments.

AED Market Drivers

SCA kills approximately 450,000 people in the United States each year. A few minutes after the onset of SCA, brain damage can start to occur and death will result unless the victim’s heart is shocked back into rhythm by a defibrillator. According to the AHA almost 60% of all SCAs are witnessed by a bystander. Moreover, the AHA currently estimates that 95% of SCA victims die before reaching the hospital. Communities that strategically place AEDs in public buildings, arenas, airports and emergency vehicles can significantly reduce response times. In venues where bystanders or first responders can defibrillate a victim within three to five minutes, the reported survival rates from SCA are as high as 48% to 74%.

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

Sales and Marketing

In 2003, we expanded our indirect and OEM AED distribution channels. Our marketing efforts were focused on the U.S. corporate workplace and the U.S. government agency workplace market segments. As a result of this effort, we believe that we are the market leaders in those segments. We currently have 61 direct AED sales people in the United States and also have over 50 distributors focusing on certain domestic market segments.

Outside the U.S., we distribute the Powerheart AED through 50 international distributors and have a presence in all major foreign markets. In 2003, we established direct sales operations in the United Kingdom and Germany. Our international distribution channel is managed from our Copenhagen office by a group of 9 sales managers who each have sales responsibility for certain regions of the world.

We currently have 3 specialists supporting our CRM sales and marketing effort, and also utilize distributors in certain regions in the United States and internationally. In addition, in 2003 we signed an OEM agreement with GEMS whereby it distributes the CRM through its distribution channels. We are also focused on the collection of clinical data supporting the cost-effectiveness and improved patient outcomes of our Powerheart CRM.

Competition

Our principal competitors in the AED market are Philips Medical’s Heartstream division, Medtronic Physio-Control and ZOLL Medical Corporation. We believe that Philips Medical is currently the market leader with an estimated 33% market share.

Our experience indicates that the key criteria that buyers of AEDs exhibit in their purchasing decision is:

•	ease of use,

•	reliability and self testing,

•	overall value—a combination of features and price, and

•	capability to assist in deployment and training.

We believe that our Powerheart AED compares favorably with our competitors’ products in the AED market based on these factors as well as on other competitive determinants. We also believe that our ability to provide a complete turnkey AED deployment solution provides us with a competitive advantage over other manufacturers, particularly in the government and corporate workplace segments.

The Powerheart CRM is the only FDA-cleared external defibrillator that provides fully automatic detection and treatment for patients suffering from life-threatening arrhythmias. We compete against numerous companies in the hospital marketplace where we sell our Powerheart CRM.

Manufacturing

We manufacture our Powerheart AEDs and Powerheart CRMs at our 25,000 square foot manufacturing facility in Minnetonka, Minnesota. Our current in-place assembly and manufacturing capacity will allow us to build approximately 80,000 AEDs annually. In 2003, we manufactured approximately 30,000 AEDs, compared with 18,000 in 2002. We outsource the manufacture of major subassembly components such as printed circuit boards primarily for the benefit of reduced cost, and perform final assembly and testing in our facility.

Our FDA-registered Minnetonka facility is ISO certified for the design and manufacture of medical products. Our certifications allow us to design and manufacture medical products with the CE mark for shipment to Europe and to ship FDA-cleared products in the United States.

The manufacturing processes used to produce our products are required to comply with FDA enforced Good Manufacturing Practices (”GMP”) regulations which cover the design, testing, production, control and documentation of our products. In those foreign jurisdictions where we market our products, we are also required to comply with and obtain regulatory approvals and clearances. These regulatory requirements also apply to our third party contract manufacturers, as well as to some of our suppliers. The FDA and foreign counterparts conduct periodic inspections of manufacturing facilities to ensure compliance with “Quality System Regulation,” GMP, and other regulations, such as those promulgated by the International Standards Association. Any concern raised by such inspections could result in regulatory action, delays or termination of production.

Intellectual Property

We believe that our intellectual assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. We own 82 U.S. and foreign patents relating to our automatic defibrillation technology platform and its various applications. We intend to file additional patent applications relating to each of our products and our underlying proprietary technology, as well as around new technological inventions that we are developing. We believe that our patents and proprietary technology provide us with a competitive advantage over our competitors. We will aggressively defend our inventions and also look for opportunities to generate royalty fees from licensing our intellectual property.

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

During 2003, we were granted six additional U.S. patents and one European patent relating to our core technology and key aspects of our RHYTHMx analysis algorithm software.

Clinical Studies

We are actively engaged in, and are pursuing the sponsorship of, clinical studies at hospital medical centers both in the U.S. and Europe, relating to our Powerheart CRM product. These studies are primarily focused on demonstrating clinical efficacy, along with improved survival rates and the economic benefits associated with deployment of our Powerheart technology for hospitalized at-risk cardiac patients. We anticipate that the results of these studies will be presented in abstract form at conferences, and if accepted, as manuscripts published in peer reviewed medical journals. Various studies are either ongoing, planned or proposed, at luminary medical centers in the U.S. and Europe.

A 117-patient, 10-center study, published February, 2003 in the Journal of the American College of Cardiology, demonstrates that our Powerheart CRM is not only safe and effective, but significantly shortens hospital response time to SCA. Because time to defibrillation is critical to patient survival, the study investigators concluded that our Powerheart CRM has the potential to significantly improve the outcome of patients with SCA.

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

Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $5.5 million, $6.1 million, and $8.6 million, respectively. We intend to continue to devote resources and capital to research and development so we can improve and refine our existing products and technology, develop and commercialize our products currently under development, and develop new applications for our technology.

Backlog

As of December 31, 2003, we had a backlog of $700,000 in training related orders, as compared to a backlog of $877,900 as of December 31, 2002. The backlog of orders in 2003 was related to AED/CPR training services which were ordered but yet not delivered. Revenue on AED/CPR training services is recognized when the services are delivered.

Employees

As of December 31, 2003, we had 284 full-time employees, of which 97 employees were involved in worldwide sales and marketing functions, 29 were involved in supporting our research and development activities, 104 were in manufacturing and 54 were general and administrative personnel. None of our employees are represented by a collective bargaining arrangement and we believe our relationship with our employees is satisfactory. We may add additional personnel as we grow.

General Information

We maintain an Internet website at www.cardiacscience.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as reasonably practicable following the date they are filed with or furnished to the SEC.

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

Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results, performance, and achievements may differ significantly from those discussed or implied in the forward-looking statements as a result of a number of known and unknown risks and uncertainties including, without limitation, those discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results discussed or implied in such forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in such forward-looking statements, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “plans,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any of these forward-looking statements.

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

Availability of SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. We also make our SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website address is www.cardiacscience.com. The reference to our website address does not constitute incorporation by reference into this report of the information contained at that site.

Risk Factors

The risks set forth below are not intended to be exhaustive. These are the factors that we believe could cause actual results to be different from expected and historical results. Our industry is very competitive and changes rapidly. Sometimes new risks emerge and we may not be able to predict all of them, or be able to predict how they may cause actual results to be different from those contained in any forward-looking statements. You should not rely upon forward-looking statements as a prediction of future results.

If the worldwide AED market does not grow as projected, our sales and results may suffer.

According to Frost & Sullivan and our estimates, the worldwide AED market is expected to grow from $155 million in annual sales in 2002 to $650 million in 2006. Our current level of operations is based on assumptions concerning the future expected growth of AED markets, and if such assumptions are significantly different from actual AED market growth rates, then we may not be able to successfully grow our revenue and, as a result, our level of revenue may not be able to support our current or future level of operations.

If we fail to successfully compete against new or existing competitors, our operating results may suffer.

Our principal competitors relating to our AED product line are Medtronic Physio-Control and Philips Heartstream. Due to their dominant market position and well established customer relationships, it may be difficult for us to increase our market share and penetrate new markets. In addition, these competitors are part of much larger organizations, and thus have significantly greater resources than we do. Accordingly, Medtronic Physio-Control and Philips Heartstream may increase the resources they devote to the development and marketing of AEDs, which could materially impact our results.

We also compete against other companies that manufacture and sell external defibrillator devices to hospitals, where we sell our Powerheart CRM. These companies include Medtronic Physio-Control, Philips Heartstream and ZOLL Medical Corporation. Many of the manufacturers of these competing external devices are well established in the medical device field, have substantially greater experience than us in research and development, obtaining regulatory clearances, manufacturing, and sales and marketing, and have significantly greater financial, research, manufacturing, and marketing resources than us.

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

The market for AEDs is highly competitive and is subject to significant price competition because price is an important purchase decision criteria for many customers. Average selling prices for AEDs have eroded during recent years and are projected to continue declining, and principal competitors have substantially greater resources and experience than we do, which may provide them with a competitive advantage as price erosion continues or if it accelerates. If this occurs, our level of sales and profitability may suffer.

We recently acquired Complient Corporation, and we may acquire other businesses, the integration of which may prove difficult.

We recently acquired Complient Corporation, and we may acquire other companies or make strategic purchases of interests in other companies related to our business in order to grow, add product lines, acquire customers or otherwise attempt to gain a competitive advantage in new or existing markets. Such acquisitions and investments may involve the following risks:

•	our management may be distracted by these acquisitions and may be forced to divert a significant amount of time and energy into integrating and running the acquired businesses,

•	we may face difficulties associated with financing the acquisitions,

•	we may face the inability to achieve the desired outcomes justifying the acquisition, and

•	we may face difficulties integrating the acquired business’ operations and personnel.

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

We have a history of losses.

We have a history of losses, and expect to incur some losses in the future. We were formed in 1991 and have been engaged primarily in organizational activities, research and development, pre-clinical testing, human clinical trials, and capital raising activities, until the introduction of our first commercial product in December 1999.

We are a relatively new entrant without a significant presence in the hospital market. If we are not successful in this market, our operating results may suffer.

Our Powerheart CRM is designed for bedside use in hospitals and clinics and competes against other external defibrillator products. We are relatively new to this market, and as such, face a number of challenges, including acceptance by hospital administrative and medical staff, long purchasing decision processes, and competitors’ pre-existing relationships with customers. If we are not successful in gaining market acceptance of our Powerheart CRM, our operating results may suffer.

Recurring sales of our disposable defibrillator electrodes may not grow.

Our business strategy within the in-hospital marketplace, where we market our Powerheart CRM, is to generate recurring revenue from the sale of our disposable defibrillator electrode pads, which for sanitary, performance and safety reasons, must be replaced every 24-hours. Although we have developed proprietary smart chip technology to ensure that only our electrodes will be used with the Powerheart CRM, there can be no assurance that other companies will not develop electrode adapters that will allow generic electrodes to be used with our devices. If we are not successful in preventing the use of generic electrodes with our products, or if customers do not follow the recommended protocol of regularly changing electrodes, we may not experience future sales growth of our proprietary disposable electrode pads.

Uncertain customer decision processes and long sales cycles may cause fluctuations in our operating results.

Many of our AED customers are municipalities and other quasi-governmental groups, such as schools and law enforcement agencies. As a result, these customers have numerous decision makers, as well as varying levels of procedures that must be adhered to before a purchase of our products can be made. The same is true regarding our in-hospital Powerheart CRM product, which faces several levels of purchase decision makers, at the departmental and hospital-wide level. Accordingly, the purchasing decisions of many of our customers are characterized by a protracted decision making process, which may result in period-to-period fluctuations in our operating results.

Supply shortages can cause delays in manufacturing and delivering products.

We rely upon unaffiliated suppliers for the material components and parts used to assemble our products. Most parts and components purchased from suppliers are available from multiple sources. We believe that we will be able to continue to obtain most required components and parts from a number of different suppliers, although there can be no assurance of continued availability. The lack of availability of certain components could require a major redesign of our products and could result in production and delivery delays.

During 2002, we issued $50 million in 6.9% senior notes, which are collateralized by all of our assets.

In May 2002, we placed $50 million in 6.9% senior notes due May 2007 with an investor group. Interest on the senior notes accrues, but is not payable until May 2005. The senior notes are collateralized by a senior blanket security interest in our assets. If we default on these senior notes, we may become subject to claims by note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

Our auditors have expressed doubt about our ability to continue as a going concern.

We received a report on our consolidated financial statements from our independent auditors for the years ended December 31, 2003 and 2002 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without, among other things, obtaining additional financing to support expansion plans, manufacturing, research and development activities, or achieving a level of revenues adequate to support our cost structure.

Our operating results may fluctuate from quarter to quarter, which could cause our stock price to be volatile.

The market prices of many publicly traded companies, including emerging companies in the healthcare industry, have been and can be expected to be highly volatile. The future market price of our common stock could be significantly impacted by:

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

We are subject to significant regulation by authorities in the United States and foreign jurisdictions regarding the clearance of our products and the subsequent manufacture, marketing, and distribution of our products once approved. The design, efficacy, and safety of our products are subject to extensive and rigorous testing before receiving marketing clearance from the U.S. Food and Drug Administration (“FDA”). The FDA also regulates the registration, listing, labeling, manufacturing, packaging, marketing, promotion, distribution, record keeping and reporting for medical devices. The process of obtaining FDA clearances is lengthy and expensive, and we cannot assure you that we will be able to obtain the necessary clearances for marketing our products on a timely basis, if at all. Failure to receive, or delays in receiving, regulatory clearances would limit our ability to commercialize our products, which would have a material adverse effect on our business, financial condition, and results of operations. Even if such clearances are granted by the FDA, our products will be subject to continual regulatory review. Later discovery of previously undetected problems or failure to comply with regulatory standards may result in product labeling restrictions, costly and time-consuming product recalls, withdrawals of clearances, or other regulatory or enforcement actions. Moreover, future governmental statutes, regulations, or policies, or changes in existing statutes, regulations, or policies, may have an adverse effect on the development, production, or distribution of our products.

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

Our success is dependent in large part on the continued employment and performance of our Chairman and Chief Executive Officer, Raymond W. Cohen, as well as other key management and operating personnel. The loss of any of these persons could have a material adverse effect on our business. We do not have key person life insurance on any of our employees other than Mr. Cohen.

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

We depend on patents and other intellectual property rights that we may not be able to protect.

Our success will depend, in part, on our ability to obtain and maintain patent rights, preserve our trade secrets, and operate without infringing on the proprietary rights of third parties. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. We cannot assure you that:

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

In February 2003, we announced we had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips’ patents. In June 2003, we filed our First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing our U.S. Patents and removing four of the Philips’ patents from suit pursuant to an agreement between the parties. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the FDA for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. On June 19, 2003, Philips filed a Complaint against us in the United States District Court for the Western District of Washington. Philips’ Complaint alleged patent infringement of ten of Philips’ U.S. Patents by our Powerheart and Survivalink AEDs. Five of the asserted patents were already contained in our Minnesota case against Philips. We made a motion to dismiss the Washington case as duplicative and the motion was granted. Philips made a motion in the Minnesota case to have its patents severed from that action, but the motion was denied. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

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

We currently have reserved 14,000,000 shares of common stock for issuance upon the exercise of options that may be granted under our 1997 Stock Option/Stock Issuance Plan, as amended, and 14,286,735 shares for issuance upon the exercise of currently outstanding warrants. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.

Significant decreases in our stock price could result in our having to record an impairment charge related to our goodwill.

Applicable accounting standards require that goodwill be tested for impairment at least annually or whenever evidence of potential impairment exists. If, in any period, our stock price decreases to the point where the fair value of our goodwill, as determined by our market capitalization, is less than the book value of our goodwill, we would be required to record an impairment charge in that period.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our corporate headquarters is located in Irvine, California, and encompass approximately 22,000 square feet. Our lease for this property expires in 2008 and our annual net rent expense for this facility is approximately $458,000. Our R&D facility, located in Lake Forest, California comprises approximately 10,000 square feet. This lease expires in 2008 and our annual net rent expense is approximately $120,000. We also have a manufacturing facility located in Minnetonka, Minnesota, totaling approximately 31,000 square feet. The lease on this facility expires in 2007 and our annual net rent expense for this facility is approximately $335,000. We also have international sales and marketing offices in Copenhagen, Denmark, Manchester, England and Dresden, Germany.

ITEM 3.	LEGAL PROCEEDINGS.

In February 2003, we announced that we had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips’ patents. In June 2003, we filed our First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing our U.S. Patents and removing four of the Philips’ patents from suit pursuant to an agreement between the parties. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. On June 19, 2003, Philips filed a Complaint against us in the United States District Court for the Western District of Washington. Philips’ Complaint alleged patent infringement of ten of Philips’ U.S. Patents by our Powerheart and Survivalink AEDs. Five of the asserted patents were already contained in our Minnesota case against Philips. We made a motion to dismiss the Washington case as duplicative and the court granted our motion. Philips made a motion in the Minnesota case to have its patents severed from that action, but the motion was denied. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 17, 2003, the Company held an annual meeting of the stockholders. Seven persons, five of whom were existing members of the Board of Directors, were nominees for election at the annual meeting. All of the following persons were elected as directors at the annual meeting:

Name	Votes For	Votes Against	Abstentions	Broker Non-votes
Raymond W. Cohen	48,929,761	—	8,624,041	—
Howard L. Evers	57,265,758	—	288,044	—
Peter Crosby	56,973,528	—	580,396	—
Raymond E. Newton III	57,237,525	—	316,277	—
Jeffrey F. O’Donnell Sr.	56,960,141	—	593,661	—
Brian H. Dovey	56,973,528	—	580,274	—
Bruce J. Barclay	56,965,406	—	588,396	—

Proposals voted on at the annual meeting were:

1.	To elect seven members to the board of directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

2.	To approve an amendment to our 1997 Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 11,000,000 shares to 14,000,000 shares in order to provide an adequate pool of stock options for existing and future employees.

3.	To ratify the selection of the Board of Directors of PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2003.

The following table shows the matters voted upon except election of the Directors which is detailed above, votes cast for, against or withheld as the number of abstentions and broker non-votes.

Matter	Votes For	Votes Against	Abstentions	Broker Non-votes
Proposal 2	23,847,511	4,855,677	172,112	28,678,502
Proposal 3	56,907,015	588,988	57,799	—

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

In September 2000, our common stock was accepted for trading on the NASDAQ National Market under the symbol “DFIB”. The following table sets forth for the periods indicated the high and low closing prices for our common stock as reported on NASDAQ National Market.

	High	Low
4th Quarter 2003, ended 12/31/03	$4.65	$3.40
3rd Quarter 2003, ended 9/30/03	$4.99	$2.54
2nd Quarter 2003, ended 6/30/03	$3.19	$2.22
1st Quarter 2003, ended 3/31/03	$2.94	$1.98
4th Quarter 2002, ended 12/31/02	$2.64	$1.36
3rd Quarter 2002, ended 9/30/02	$3.80	$1.20
2nd Quarter 2002, ended 6/30/02	$3.98	$2.54
1st Quarter 2002, ended 3/31/02	$4.89	$2.52

Holders

As of March 11, 2004, there were approximately 938 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We presently intend to retain earnings, if any, to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, our earnings, assets and general financial condition.

Recent Sales of Unregistered Securities

In July 2003, we signed multi-year strategic OEM, distribution and development agreements with GE Medical Systems Information Technologies pursuant to which GE will market AEDs and CRMs under the GE name in Europe, Asia, the Middle East and other international markets. In connection with the development agreement, we issued GE a warrant to purchase 750,000 shares of our common stock with an exercise price of $3.00 per share. In September 2003, we completed a private placement of 2,233,334 shares of common stock at $3.75 per share. We also issued warrants to purchase 223,333 shares of our common stock with an exercise price of $5.00 per share in connection with the transaction. In October 2003, we acquired substantially all of the assets of Complient Corporation for 10,250,000 shares of our common stock, subject to a lock-up agreement and general indemnification escrow. All of the shares issued in these recent sales of unregistered securities were registered for resale on Form S-3 (333-110898).

The sale and issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The recipient of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions these sales were made without general solicitation or advertising. Each recipient was an accredited investor. All recipients had adequate access, through their relationship with us, to information about us.

To the extent we received proceeds from the above referenced recent sales of unregistered securities, we expect to use the net proceeds for working capital and other general corporate purposes, which may include commercial activities relating to existing product sales and anticipated product launches and acquisitions of companies, products or technology, although there are no current agreements with respect to any such acquisitions. If we engage in such acquisitions of companies, products, rights or technology in order to execute our business strategy, we may need to raise additional capital. Pending such uses, we intend to invest the net proceeds from the offering in short-term, interest-bearing, investment grade securities.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is derived from our consolidated financial statements. You should read this summary financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

Statement of Operations Data:

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Net revenue	$61,982	$50,043	$10,651	$4,242	$103

Gross profit	33,439	25,306	2,676	417	5

Gross profit %	54%	51%	25%	10%	5%
Operating expenses:
Sales and marketing	18,616	17,325	8,972	4,371	1,370
Research and development	5,538	6,053	8,575	8,248	4,406
General and administrative	14,720	11,474	6,935	5,159	1,853
Acquired in-process research and development	—	—	—	13,587	—
Amortization of goodwill and intangibles	1,656	2,111	1,740	1,063	—
Amortization of restricted stock	—	—	—	1,551	—
Impairment of assets	—	—	1,438	—	—
Gain on Settlement	—	(832)	—	—	—

Total Operating Expenses	40,530	36,131	27,660	33,979	7,629

Loss from operations	(7,091)	(10,825)	(24,984)	(33,562)	(7,624)

Interest income (expense), net	(5,891)	(4,142)	(538)	618	21
Loss on sale of marketable securities	—	—	(707)	—	—
Minority interest in (income) loss of subsidiary	(48)	(33)	16	—	—
Loss in unconsolidated affiliate	—	—	—	—	(115)
Provision for income taxes	—	—	(2)	(2)	(2)

	(5,939)	(4,175)	(1,231)	616	(96)

Loss from continuing operations	(13,030)	(15,000)	(26,215)	(32,946)	(7,720)
Income (loss) from discontinued operations	493	(52)	—	—	—

Net loss	$(12,537)	$(15,052)	$(26,215)	$(32,946)	$(7,720)

Basic and diluted loss per share:
Continuing operations	$(0.19)	$(0.22)	$(0.78)	$(1.82)	$(0.85)
Discontinued operations	0.01	—	—	—	—

Net loss per share	$(0.18)	$(0.22)	$(0.78)	$(1.82)	$(0.85)

Weighted average shares used in computing net loss per share	69,848	67,199	33,507	18,080	9,113

Selected Balance Sheet Data:

(In thousands, except share and per share data)

	December 31,
	2003	2002	2001	2000	1999
Cash and cash equivalents	$8,871	$15,598	$15,830	$13,537	$5,902
Working capital	22,981	19,177	12,388	18,022	4,384
Total assets	203,001	153,920	145,469	33,336	7,044
Long term debt, net of current portion	46,522	41,145	27,780	192	104
Total stockholders’ equity	137,591	94,270	98,344	28,985	4,822

Summarized Quarterly Data:

(In thousands, except share and per share data)

	Quarter Ended
	March 31		June 30	September 30		December 31
2003
Net revenue	$14,024		$14,527	$15,728		$17,703
Gross profit	$7,935		$8,306	$9,511		$7,687 (3)
Gross profit %	57%		57%	61%		43%
Operating loss	$(1,240)		$(621)	$(264)		$(4,966)
Net loss	$(2,582)		$(1,974)	$(1,490)		$(6,491)
Basic and diluted loss per share	$(0.04)		$(0.03)	$(0.02)		$(0.09)

2002
Net revenue	$9,361		$12,841	$13,588		$14,253
Gross profit	$4,451		$6,174	$6,800		$7,881
Gross profit %	48%		48%	50%		55%
Operating loss	$(2,839)		$(2,926)	$(2,789)		$(2,271)
Net loss	$(3,482	)(2)	$(3,753)	$(4,136)		$(3,681)
Basic and diluted loss per share	$(0.05)		$(0.06)	$(0.06)		$(0.05)

2001
Net revenue	$1,758		$491	$644		$7,758
Gross profit	$141		$89	$(1,142	)(1)	$3,588
Gross profit %	8%		18%	(177)%		46%
Operating loss	$(5,397)		$(6,453)	$(8,031)		$(5,103)
Net loss	$(5,267)		$(7,120)	$(8,016)		$(5,812)
Basic and diluted loss per share	$(0.21)		$(0.29)	$(0.31)		$(0.10)

(1)	The gross profit for the quarter ended September 30, 2001, includes a write-down of $1,454 of inventories as a result of the discontinuation of the original Powerheart model and the introduction of the new Powerheart CRM and reflects management’s estimate of the cost of component inventory on-hand that will not be transformed into finished goods.
(2)	Loss from operations includes a gain of $832 related to a Settlement Agreement and Mutual Release with Medtronic Physio-Control Corp.
(3)	The gross profit for the quarter ended December 31, 2003 includes an impairment change of $2,917 related to the Company’s in-hospital defibrillators as a result of a strategic decision to terminate the “no cap” placement business model in U.S. hospitals.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(In thousands, except share and per share data)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Results of Operations

On October 21, 2003, in a move to capture additional revenue related to the sale of our AEDs, we acquired substantially all the assets and liabilities of Complient Corporation, the nation’s leading independent provider of AED and CPR training and comprehensive AED program management. Corporations, municipalities, schools, government agencies and others who purchase and deploy AEDs are required by certain federal and state laws to obtain a medical prescription and have designated personnel trained annually in AED use and CPR by a certified trainer. Traditionally, buyers of AEDs have had to arrange for their own training with non-profit organizations or off-duty paramedics, coordinate their own site assessment and deployment, and assure ongoing compliance with recertification and other regulations. Complient was the first organization of its kind to offer a comprehensive training program that included the management and coordination of all aspects of AED deployment including site surveys, medical direction, web-based software for record-keeping and AED/CPR training with 150 certified trainers on staff covering all 50 states nationwide. Strategically, Complient fits well with us and was a logical extension of our core business. The acquisition provides additional point-of-sale revenue as well as a recurring revenue opportunity linked to AED sales. Moreover, we believe this will provide us with a significant competitive advantage over our competitors who do not offer comparable programs. We reduced Complient’s non-trainer staff by approximately one third and have substantially completed the integration of its operations into ours as of December 31, 2003. In 2002, Complient generated revenue of approximately $12.6 million from sales of AEDs and related services.

At the end of 2003, we made a strategic decision to discontinue the “no cap” Powerheart CRM placement business model in U.S. hospitals in favor of a capital sale model focused on key distribution relationships such as those we entered into in 2003 with General Electric Medical Systems and the Premier, Inc. buying group. In 2001, we adopted the “no cap” model, whereby we marketed the Powerheart to U.S. hospitals directly, and agreed to place Powerheart units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge to the customer in exchange for an agreement to purchase our proprietary, disposable defibrillation electrodes monthly or quarterly. We believed this “no cap” model would increase the rate of adoption of our AECD/CRM technology by addressing the capital budget constraints many U.S. hospitals face and would ultimately result in higher levels of recurring revenue from disposable electrodes. While this model did initially increase adoption of the technology, it has failed to produce the expected levels of revenue required to continue with this business model going forward. As a result of this strategic change, we incurred a $2.9 million inventory impairment charge to write down the value of first generation Powerheart and Powerheart CRM in-hospital defibrillators in inventory and at certain customer sites. However, there are a number of customer sites where the technology has been successfully deployed and that are generating sufficient revenue on disposable electrode sales to justify the continuation of this program for those specific customers.

Revenue

The following is a summary of net revenue by product line:

	2003		2002		Change
AEDs and related accessories and services	$56,529	91.2%	$38,572	77.1%	$17,957	46.6%
Powerheart in-hospital defibrillators and accessories	1,259	2.0%	1,278	2.5%	(19)	(1.5)%
Emergency defibrillators, monitors, training products and accessories	4,194	6.8%	10,193	20.4%	(5,999)	(58.9)%

Total net revenue	$61,982	100.0%	$50,043	100.0%	$11,939	23.9%

Net revenue for the year ended December 31, 2003 increased $11.9 million or 23.9% compared to the year ended December 31, 2002. This increase was primarily attributable to our expanding share of the growing worldwide market for AEDs. Sales of AED products and related accessories and services, which represented 91.2% of our total revenue, increased by $18 million, or 46.6%. The AED product line, led by the Powerheart AED G3, continued to be the principal growth driver and was fueled and complemented by the acquisition of Complient and the addition of AED/CPR training and program management services, which accounted for $1.5 million of sales in 2003, primarily in the period following the acquisition of Complient on October 21, 2003. In addition, we sold $4.2 million of emergency defibrillators, monitors, training equipment and accessories in 2003 compared to $10.2 million in 2002. This decrease of $6 million, or 58.9%, is due to the fact that we dedicated less resources to our patient monitoring line, which is not part of our core AED and hospital defibrillation markets, and has resulted in a strategic change for 2004 to exit the patient monitoring line, along with the training related equipment and supplies product line we acquired from Complient. Sales of Powerheart CRMs and related accessories were $431 for 2003 compared to $240 in 2002, which represents less than 1% of total revenue in both years. Sales of our Powerheart proprietary disposable defibrillation electrodes related to the first generation Powerheart and the Powerheart CRM were $828 for 2003 and $1,038 for 2002. The lack of growth in these in-hospital products contributed to the business model change in late 2003 discussed earlier under “Results of Operations.”

Gross Margin

Cost of goods sold for the year ended December 31, 2003 was $28,543, including an impairment charge of $2,917, compared to $24,737 for the year ended December 31, 2002. Gross margins as a percentage of revenue, including the impairment charge, improved to 53.9% in 2003 from 50.6% in 2002. The improvement was a result of increased sales of higher margin AEDs as a percentage of total revenue from 77.1% in 2002 to 91.2% in 2003, as well as the reduced cost of the AED product line due to significant cost reduction initiatives taken in 2003 and the introduction of our new lower cost version Powerheart AED G3 in August 2003.

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue:

	2003		2002		Change
Sales and marketing	$18,616	30.0%	$17,325	34.6%	$1,291	7.5%
Research and development	5,538	8.9%	6,053	12.1%	(515)	(8.5%)
General and administrative	14,720	23.8%	11,474	22.9%	3,246	28.3%
Amortization	1,656	2.7%	2,111	4.2%	(455)	(21.6%)
Gain on settlement	—	—	(832)	(1.6)%	832	100.0%

Total operating expenses	$40,530	65.4%	$36,131	72.2%	$4,399	12.2%

Sales and marketing expenses increased by 7.5% to $18.6 million for the year ended December 31, 2003, but decreased as a percentage of revenue to 30.0% in 2003 from 34.6% in 2002. The absolute dollar increase is primarily attributable to increased sales and marketing activities related to international sales operations ($1,228), including the establishment of direct sales operations in the U.K and Germany, and increased U.S. sales activities related to the growth of AED related sales ($1,073), including new sales and marketing expenses related to program management and training services pursuant to the acquisition of Complient. This increase is offset by a decrease in the sales and clinical efforts associated with the Powerheart CRM in-hospital product line ($1,129). The decrease in expenses as a percentage of revenue reflects our operating leverage and an increasing mix of revenue flowing through lower-cost indirect distribution channels.

Research and development expenses for the year ended December 31, 2003 decreased 8.5% compared to 2002. In 2003, research and development expenses were 8.9% of revenue, down from 12.1% of revenue in 2002. The absolute dollar decrease is primarily attributable to: (i) the development and completion of the Powerheart CRM project in 2002 which resulted in higher salaries, bonuses and benefits as well as project design, consulting and materials expenses during 2002 and (ii) the fact that we reallocated resources previously focused on preproduction activities included in research and development expenses in 2002, but now focused on Company-wide operations which are included in general and administrative in 2003. The second half of 2003 compared with the first half of 2003 shows an increase in research and development expenses directly related to more headcount and project costs associated with the development of a standard crash-cart biphasic defibrillator for GEMS pursuant to a development agreement signed in July 2003. An increase in research and development expenditures is expected to continue into 2004 based on the anticipated completion date of this project in the fourth quarter of 2004.

General and administrative expenses increased $3.2 million or 28.3% during the year ended December 31, 2003 compared with 2002. As a percentage of revenue, general and administrative expenses increased to 23.8% in 2003 from 22.9% in 2002. This increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($435), our relocation of corporate headquarters and expansion of corporate, manufacturing and R&D facilities in 2003 ($936), increased salaries and benefits ($675), depreciation expense ($449) and the fact that we reallocated resources previously focused on preproduction activities included in research and development expenses in 2002, but now focused on Company-wide operations which are included in general and administrative in 2003 ($585).

Amortization of intangibles was $1,656 for the year ended December 31, 2003, a decrease of $455 or 21.6% from the $2,111 for the year ended December 31, 2002. The decrease is primarily the result of certain identifiable intangible assets becoming fully amortized during 2003 offset by approximately two months of amortization of intangibles related to the Complient acquisition.

Interest

Interest expense for the year ended December 31, 2003 was $6,031 compared to interest expense of $4,452 for 2002. The increase was a result of a full year of interest expense and warrant and debt issuance cost amortization in 2003 associated with the senior secured promissory notes issued in May 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Results of Operations

On September 26, 2001, we acquired Survivalink which enabled us to enter the rapidly growing public access defibrillation market and has contributed significantly and positively to the results of our operations. On November 30, 2001 we acquired a 94.7% ownership interest in Artema which allowed us to gain access to a line of manual emergency defibrillators and patient monitors. In addition to the new product line, we significantly expanded our international distribution channel through which we were able to sell additional Powerheart AEDs and CRMs during 2002. We also established our international sales and marketing headquarters in Copenhagen, Denmark where Artema had certain operations.

In 2001, we also made a fundamental shift in the way we market the Powerheart CRM in the U.S. away from a capital equipment model, where sales of the Powerheart were made to a large distributor Medtronic Physio-Control, to a recurring revenue business model. Under this model, we market the Powerheart directly to U.S. hospitals, and agree to place Powerheart units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge, in exchange for an agreement to purchase a specific number of our proprietary, disposable defibrillation electrodes monthly or quarterly. We believe this model will increase the rate of adoption of our AECD technology by addressing the capital budget constraints many U.S. hospitals face and will ultimately result in higher levels of recurring revenue from disposable electrodes.

Revenue

Net revenue for the year ended December 31, 2002 increased $39,392 or 369.8% to $50,043 as compared to $10,651 for the year ended December 31, 2001. This increase was primarily attributable to our acquisition of Survivalink which generated $38,572 in Powerheart AED and related accessory sales in 2002 as compared to $6,519 in 2001. This increase in AED revenue was largely due to the timing of the Survivalink acquisition which we owned for approximately 90 days in 2001. In addition, based on our acquisition of Artema, we sold approximately $10.2 million of emergency defibrillators and monitors and related accessories in 2002, as compared to $1.4 million for the one month we owned the company in 2001. Sales of Powerheart CRMs and accessories were $240 for the year ended December 31, 2002, a decrease of $1,122 or 82.4% compared to $1,362 for the comparable period in 2001, as a result of transitioning from a traditional capital equipment distribution model to our strategy of placing Powerheart units at customer locations. Sales of our Powerheart proprietary disposable defibrillation electrodes increased $551 or 113.1% to

$1,038 for the year ended December 31, 2002, compared to $487 for the comparable period in 2001, as a result of a greater number of Powerheart units in the field generating electrode utilization.

Gross Margin

Cost of goods sold for the year ended December 31, 2002 was $24,737 as compared to $7,975 for the year ended December 31, 2001. Gross margins as a percentage of revenue improved to 50.6% in 2002 from 25.1% in 2001 (including the write-down of first generation Powerheart inventory). The improvement was primarily a result of the increase, as a percentage of total revenue, of the higher margin AEDs and accessories. In addition, the cost of goods sold of the Powerheart AED decreased approximately 19% throughout the year of 2002.

Operating Expenses

Sales and marketing expenses were $17,325 or 34.6% of revenue for the year ended December 31, 2002, as compared to $8,972 or 84.2% of sales in 2001. This increase is attributable to absorbing a full year of sales expenses (as compared to three months in 2001) including wages, commissions, travel and related expenses ($8,701), associated with our U.S. direct AED sales force, and the expansion of this sales force from 17 representatives at the end of 2001 to 55 at the end of 2002.

Research and development expenses for the year ended December 31, 2002 were $6,053, a decrease of $2,522 or 29.4% compared to $8,575 for 2001. This decrease is attributable to the completion of the Powerheart CRM project which resulted in lower salaries, bonuses and benefits ($458) associated with headcount reductions and reductions in project design, consulting and materials expenses ($1,861). In addition, we recorded the recovery of a previously written off note receivable from HeartSine Technologies, a privately held research and development firm ($236).

General and administrative expenses were $11,474 for the year ended December 31, 2002, an increase of $4,539 or 65.5% over the $6,935 for the year ended December 31, 2001. This increase was primarily comprised of increased patent related legal expenses ($1,702), and increased salaries and benefits ($698), travel ($263), insurance ($574) and depreciation expense ($539) associated with the full year integration of the Survivalink and Artema acquisitions.

Amortization of goodwill and other intangibles was $2,111 for the year ended December 31, 2002, an increase of $371 or 21.3% from the $1,740 for the year ended December 31, 2001. The increase resulted primarily from a full year of amortization of intangibles from the Survivalink ($1,570) and Artema ($185) acquisitions. These increases were offset by the discontinuation of goodwill amortization as of December 31, 2001 in accordance with SFAS No. 142.

Interest

Interest expense for the year ended December 31, 2002 was $4,452 compared to interest expense of $594 for the same period in 2001. The increase was primarily attributable to interest expense relating to the Survivalink notes ($1,134) and interest expense and warrant and debt issuance cost amortization associated with the Senior Debt issued in May of 2002 ($3,207).

Liquidity and Capital Resources

	December 31
	2003	2002
Working capital	$22,981	$19,177
Current ratio (current assets to current liabilities)	2.3 : 1.0	2.2 : 1.0
Cash and cash equivalents	$8,871	$15,598
Accounts receivable, net	$20,410	$10,986
Inventories	$9,575	$5,918
Short-term and long-term borrowings	$46,575	$41,391

The increase in our current ratio and working capital and the decrease in our cash and cash equivalents are primarily due to the increase in accounts receivable and inventories resulting from our market share and revenue growth in 2003.

At December 31, 2003, our days sales outstanding on accounts receivable (“DSO”) was approximately 105 days compared to approximately 70 days at December 31, 2002. The increase in our DSO is primarily attributable to an increasing mix of revenue flowing through indirect distribution channels which typically have longer payment terms. We expect our DSO in 2004 to average around 90 days and expect to move towards that level in the first two quarters of 2004.

In February 2004, we secured a $5 million line of credit with Silicon Valley Bank. The line of credit will be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants.

From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities. In 2001, we raised approximately $37 million in a series of private equity placements and through the exercise of outstanding options and warrants. In May 2002, we entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned us $50 million. We in turn repaid the $26,468 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. In September 2003, we raised $8.4 million in a private equity placement of 2,233,334 shares of our common stock at $3.75 per share to a small group of institutional and accredited investors. In connection with this offering, we also issued 223,333 five-year warrants with an exercise price of $5.00 per share. The proceeds from this offering will fund the acceleration of current product development projects associated with the recently announced partnership with GEMS and for working capital for future strategic initiatives.

In March 2004, we amended the Senior Note and Warrant Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share.

From inception through December 31, 2003, we have incurred losses of approximately $106 million. Recovery of the Company’s assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Cash used by operating activities for the year ended December 31, 2003 decreased by $4,434 or 21.3%, to $16,347 from $20,781 for the year ended December 31, 2002. This decrease was primarily attributable to a $3,734 or 34.5% decrease in our operating loss year to year including the non-cash impairment charge in 2003.

Cash provided by investing activities for the year ended December 31, 2003 increased by $312 to $219 in 2003 compared to cash used by investing activities in 2002 of $93. This increase was primarily attributable to the refund of cash invested in MRL of $3,001 offset by higher property and equipment expenditures and the Lifetec and Complient acquisitions and related costs in 2003. Property and equipment purchases increased in 2003 primarily due to additional leasehold improvements for our new corporate headquarters in Irvine, CA, our new R&D facility in Lake Forest, CA and our expanded manufacturing facility in Minnetonka, MN. Some of these leasehold improvements have been reimbursed to us by our landlords and will be accounted for as credits to rent expense over the life of the related leases.

Cash provided by financing activities for the year ended December 31, 2003 decreased by $10,960 or 53.5% to $9,509 in 2003 from $20,469 in 2002. This decrease was primarily due to the net proceeds of $20,746 from the senior secured promissory notes issued, after repayment of the Survivalink notes, in 2002 offset by the net proceeds received in 2003 for the private equity placement of $8,331 and an increase in proceeds from the exercises of stock options year to year of $1,338.

Based on meeting our internal sales growth targets, we believe that our current cash balances, combined with net cash that we expect to generate from operations and our unused line of credit of $5 million, will sustain our ongoing operations for at least the next twelve months. In the event that we require additional cash to support our operations during the next twelve months, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

We had no material commitments for capital expenditures as of December 31, 2003.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2003:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior secured promissory notes	$69,945	—	$69,945	—	—
Other long-term obligations	94	53	30	11	—
Non-cancelable operating leases	7,632	1,609	3,327	2,662	34

	$77,671	$1,662	$73,302	$2,673	$34

Income Taxes

As of December 31, 2003, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $3 million and $1 million, respectively. These credits begin to expire in 2006 for federal purposes and carry forward indefinety for California state purposes. The Company has capital loss carry forwards of approximately $1 million for both federal and state purposes which begin to expire in 2004 for federal purposes and carry forward indefinately for state purposes. The Company also has approximately $134 million and $74 million, respectively, of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2005, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions. The limitations could result in the expiration of our net operating loss carry forwards and research and experimentation credit carry forwards before full utilization.

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

Revenue Recognition

We record revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. We generally record product sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and we have shipped the product to the customer whereby title and risk have passed to the customer. Some of our customers are distributors which sell goods to third party end users. We are not contractually obligated to repurchase any inventory from distributors or end user customers. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. Training and AED service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers are deferred and amortized straight-line over the related contract period. License fees are generally deferred and recognized systematically over the term of the license agreement.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and is effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have a significant impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At December 31, 2003, we invested our available cash in money market securities of high credit quality financial institutions.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk. The majority of our international sales are made through our international sales office in Copenhagen primarily in U.S. dollars. Some sales to the U.K. are in pounds and to Germany in Euros, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. Our operations outside of the United States are maintained in their local currency. All assets and liabilities of our international subsidiaries are translated to U.S. dollars at year-end exchange rates in effect during the year. Translation adjustments arising from the use of differing exchange rates are included in accumulated other comprehensive income in stockholders equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For an index to the financial statements and supplementary data, see Item 15(a).

REPORT OF INDEPENDENT AUDITOR

The Board of Directors and Stockholders

Cardiac Science, Inc.

Irvine, California

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cardiac Science, Inc. and Subsidiaries (the “Company”) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Accordingly effective January 1, 2002, the Company ceased amortization of its goodwill.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

February 27, 2004 (except for Note 23, as to which the date is March 15, 2004)

CARDIAC SCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,871	$15,598
Accounts receivable, net of allowance for doubtful accounts of $1,626 in 2003 and $1,042 in 2002	20,410	10,986
Inventories, net	9,575	5,918
Assets held-for-sale	—	1,161
Prepaid expenses and other current assets	2,154	2,098

Total current assets	41,010	35,761
Property and equipment, net	7,003	5,206
Goodwill, net	139,859	97,850
Intangibles, net	11,626	8,696
Other assets	3,503	6,407

	$203,001	$153,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,955	$6,921
Accrued expenses	6,542	7,188
Liabilities held-for-sale	—	2,067
Deferred revenue	2,479	162
Current portion of long term obligations	53	246

Total current liabilities	18,029	16,584
Deferred revenue	859	1,021
Senior secured promissory notes	46,481	41,054
Other long term obligations	41	91

Total liabilities	65,410	58,750

Commitments and contingencies (Note 16)

Minority interest	—	900

Stockholders’ equity:
Preferred stock—$.001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock—$.001 par value; 160,000,000 shares authorized, 80,465,585 and 66,827,170 shares issued and outstanding in 2003 and 2002, respectively	80	67
Additional paid-in capital	243,219	187,239
Accumulated other comprehensive income (loss)	(20)	115
Accumulated deficit	(105,688)	(93,151)

Total stockholders’ equity	137,591	94,270

	$203,001	$153,920

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2003	2002	2001
Net revenue	$61,982	$50,043	$10,651
Cost of goods sold	25,626	24,737	6,521
Write down of inventories	2,917	—	1,454

Gross profit	33,439	25,306	2,676

Operating expenses:
Sales and marketing	18,616	17,325	8,972
Research and development	5,538	6,053	8,575
General and administrative	14,720	11,474	6,935
Amortization of intangibles	1,656	2,111	1,740
Gain on settlement	—	(832)	—
Impairment of assets	—	—	1,438

	40,530	36,131	27,660

Loss from operations	(7,091)	(10,825)	(24,984)
Interest income	106	402	269
Interest expense	(6,031)	(4,452)	(594)
Other non-operating income (expense)	34	(92)	(213)
Loss on sale of marketable securities	—	—	(707)

Loss before income taxes	(12,982)	(14,967)	(26,229)
Provision for income taxes	—	—	2

Loss before minority interest	(12,982)	(14,967)	(26,231)
Minority interest in consolidated subsidiary	(48)	(33)	16

Loss from continuing operations	(13,030)	(15,000)	(26,215)
Income (loss) from discontinued operations	493	(52)	—

Net loss	$(12,537)	$(15,052)	$(26,215)

Basic and diluted loss per share:
Continuing operations	(0.19)	(0.22)	(0.78)
Discontinued operations	.01	—	—

Net loss per share (basic and diluted)	$(0.18)	$(0.22)	$(0.78)

Weighted average number of shares used in the computation of net loss per share (basic and diluted)	69,848,014	67,199,419	33,507,322

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2003	2002	2001
Net loss	$(12,537)	$(15,052)	$(26,215)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	(504)
Foreign currency translation adjustments	(135)	37	78

Comprehensive loss	$(12,672)	$(15,015)	$(26,641)

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Common Stock Subscribed		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balances at December 31, 2000	24,382,228	$24	300,000	$1,551	$78,789	$504	$(51,884)	$28,984
Issuance of common stock for acquisition of Survivalink at $2.31 per share	18,150,000	18			41,909			41,927
Issuance of common stock for acquisition of Artema Medical AB at $3.75 per share	4,150,976	4			15,562			15,566
Stock subscribed at $5.17 per share	300,000	1	(300,000)	(1,551)	1,550			—
Common stock warrants exercised at $2.00 to $5.00 per share	140,835				486			486
Common stock options exercised at $1.88 to $4.63 per share	325,492				755			755
Issuance of common stock for cash at $2.00 per share (net of cost of issuances of $976)	14,204,000	14			27,418			27,432
Issuance of common stock for finders fees at $2.00 per share	375,000				750			750
Issuance of common stock for cash at $2.03 per share (net of cost of issuances of $1,702)	4,750,000	5			7,936			7,941
Issuance of common stock for services at an average of $2.03 per share	380,000	1			769			770
Compensation related to fair value of options granted non-employees					374			374
Unrealized loss on marketable securities						(504)		(504)
Foreign currency translation						78		78
Net loss							(26,215)	(26,215)

Balances at December 31, 2001	67,158,531	67	—	—	176,298	78	(78,099)	98,344
Ascribed value of warrants issued at $3.00 and $4.00 per share in connection with debt offering					11,815			11,815
Common stock options exercised at $2.00 to $2.06 per share	39,537				83			83
Issuance of common stock for cash at $3.00 per share	78,333				235			235
Issuance of common stock for finders fees at $2.00 per share	25,000							—
Equity issuance costs related to 2001					(97)			(97)
Return and cancellation of shares in escrow related to the Survivalink acquisition	(474,231)				(1,095)			(1,095)
Foreign currency translation						37		37
Net loss							(15,052)	(15,052)

Balances at December 31, 2002	66,827,170	67	—	—	187,239	115	(93,151)	94,270
Ascribed value of warrants issued at $3.00 and $3.27 per share					936			936
Common stock options exercised at $1.60 to $3.83 per share	658,552	1			1,415			1,416
Common stock warrants exercised at $0.01 to $2.00 per share	496,529				5			5
Issuance of common stock for cash at $3.75 per share	2,233,334	2			8,373			8,375
Issuance of common stock for acquisition of Complient at $4.42 per share	10,250,000	10			45,295			45,305
Equity issuance costs					(44)			(44)
Foreign currency translation						(135)		(135)
Net loss							(12,537)	(12,537)

Balance at December 31, 2003	80,465,585	$80	—	$—	$243,219	$(20)	$(105,688)	$137,591

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(12,537)	$(15,052)	$(26,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,623	1,935	751
Amortization of intangibles	1,656	2,111	1,740
Minority interest	48	33	(16)
Fair value of options granted to non-employees	—	—	374
Expenses paid with common stock	—	—	770
Loss on sale of marketable securities	—	—	707
Provision for doubtful accounts	725	463	659
Write down of inventories	2,917	—	1,454
Impairment of assets	—	—	1,438
Gain on contractual settlement	—	(832)	—
Gain on collection of note receivable previously written off	—	(236)	—
Accrued paid in kind interest and amortization of debt discount/issuance costs	5,983	3,207	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,365)	(2,840)	(2,255)
Inventories	(4,398)	(3,926)	1,064
Placement of Powerhearts at customer locations	(531)	(1,397)	(1,998)
Prepaid expenses and other current assets	(562)	(687)	63
Other assets	254	54	170
Accounts payable and accrued expenses	(1,840)	(4,640)	(1,742)
Assets and liabilities held for sale	(1,460)	543	—
Deferred revenue	(860)	483	—

Net cash used in operating activities	(16,347)	(20,781)	(23,036)

Cash flows from investing activities:
Purchase of property and equipment	(2,744)	(1,499)	(1,125)
Purchase of Artema minority interest	(843)	—	—
Reduction in Artema goodwill	1,050	—	—
Sale of Artema subsidiary, net of costs of $111	489	—	—
Advances to Inovise Medical, Inc., Medical Resource Management, Inc., and Survivalink	—	—	(760)
Sales of marketable securities	—	—	3,793
Refund of (investment in) MRL transactions	3,001	(3,001)	—
Proceeds from the sale of assets at subsidiary, net of costs	767	470	—
Proceeds from note receivable previously written off	—	236	—
Advance to related party	—	—	(500)
Cash acquired in Artema AB acquisition, net of cash paid of $215	—	—	862
Cash acquired in Complient acquisition	308	—	—
Increase in intangible assets	(560)	—	—
Acquisition of Survivalink, net of cash acquired of $1,397	—	—	(9,103)
Acquisition costs paid	(955)	(308)	(2,923)
Cash refund from (advance to) Survivalink shareholders tax escrow	—	2,108	(2,108)
Refund of Survivalink purchase price escrow	—	1,901	—
Acquisition of Lifetec, net of cash acquired of $89	(294)	—	—

Net cash provided by (used) in investing activities	219	(93)	(11,864)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,375	235	38,051
Payment of Survivalink promissory notes	—	(26,468)	—
Proceeds from Senior secured promissory notes, net of issuance costs of $2,786	—	47,214	—
Proceeds from capital lease refinancings	—	—	73
Payments on long term obligations	(243)	(498)	(322)
Proceeds from exercise of common stock options and warrants	1,421	83	1,241
Costs of equity issuances	(44)	(97)	(1,928)

Net cash provided by financing activities	9,509	20,469	37,115

Effect of exchange rates on cash and cash equivalents	(108)	173	78

Net increase (decrease) in cash and cash equivalents	(6,727)	(232)	2,293
Cash and cash equivalents at beginning of year	15,598	15,830	13,537

Cash and cash equivalents at end of year	$8,871	$15,598	$15,830

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

On November 30, 2001, the Company acquired 94.7% of Artema Medical AB and Subsidiaries (“Artema”) for 4,150,976 shares of common stock and approximately $215 in cash. During 2003, the Company acquired the remaining minority interest for $843 in cash. On September 1, 2003, the Company transferred ownership of the shares in Cardiac Science International A/S, its Danish operations and a subsidiary of Artema, from Artema to Cardiac Science, Inc. in exchange for forgiveness of intercompany debt. Then on September 21, 2003, the Company sold 100% of its shares in Artema to an outside party for $600 in cash.

On May 29, 2003, the Company acquired Lifetec Medical Limited, its U.K. distributor, for $383 in cash.

On October 21, 2003, the Company acquired substantially all of the assets and liabilities of Complient Corporation, a privately held company, for 10,250,000 shares of the Company’s common stock.

2. Continued Existence

Based on achieving its internal revenue growth targets, the Company believes its current cash balances, combined with net cash that it expects to generate from operations, will sustain its ongoing operations for at least twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to current stockholders of the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company has classified its marketable securities as “available-for-sale” as defined under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value is measured using quoted market prices. The unrealized gains or losses, if any, are recorded as a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method. At December 31, 2003 and 2002, the Company did not have any marketable securities.

Allowance for Doubtful Accounts

The Company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers. The allowance is based on customer compliance with credit terms, the financial condition of the customer, and collection history, where applicable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. Inventory consists of the following at December 31:

	2003	2002
Raw materials	$3,728	$1,784
Work in process	157	874
Finished goods	5,690	3,260

	$9,575	$5,918

The Company placed $531, $1,397 and $1,998 during 2003, 2002 and 2001, respectively, of completed Powerheart units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated through cost of goods sold over a five year period.

During the year ended December 31, 2003, the Company wrote down $2,917 of inventory related to its first generation Powerheart and CRM in-hospital defibrillators as a result of a strategic decision to terminate the “no cap” placement business model in U.S. hospitals, in favor of a capital sale model.

During the year ended December 31, 2001, the Company wrote down $1,454 of inventories as a result of discontinuation of the original Powerheart model and the introduction of the new Powerheart CRM and reflected management’s estimate of the cost of component inventory on-hand that would not be transformed into finished goods.

Property and Equipment

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

Goodwill and other intangible assets consist of the following at December 31:

	2003	2002
Goodwill	$141,668	$99,659
Intangible assets subject to amortization:
Patents and patent applications	10,396	10,211
Customer base	4,082	1,175
Covenants not to compete	726	—
URL website address	640	—
Trade name	378	378
Purchased software	128	—

	158,018	111,423
Less: accumulated amortization	(6,533)	(4,877)

	$151,485	$106,546

Patents and patent applications are being amortized over three to twenty years. Customer base is being amortized over two to seven years while the trade name was amortized over one year. The covenants not to compete and software are being amortized over 3 years. The URL website address (aed.com) is being amortized over 5 years.

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

The Company adopted these statements effective January 1, 2002 and determined that the identifiable intangibles assets of customer base, trade name and patents were appropriately valued and would continue to be amortized. In adopting SFAS No. 142, the Company discontinued amortizing goodwill associated with the acquisition of Cadent, which occurred in July 2000. The net book value of the Cadent goodwill at January 1, 2002 was $5,434. The acquisitions of Survivalink and Artema, which occurred on September 26, 2001 and November 30, 2001, respectively, were accounted for using SFAS Nos. 141 and 142 at the time of acquisition and therefore no goodwill has been amortized. The Company has determined that it has a single reporting unit for the purpose of performing an annual impairment analysis of these assets. The Company had amortization expense for identifiable intangibles with finite lives of $1,656, $2,111, and $752 for the years ended December 31, 2003, 2002 and 2001, respectively, and amortization expense for goodwill of $988 for the year ended December 31, 2001.

Future amortization expense on existing identifiable intangibles for the years ending December 31 is as follows:

2004	$2,029
2005	2,029
2006	1,982
2007	1,744
2008	1,697
Thereafter	2,145

$11,626

If the Company had adopted SFAS No. 142 effective January 1, 2001, net loss and basic and diluted loss per share for the years ended December 31 would have been as follows:

	2003	2002	2001
Reported net loss	$(12,537)	$(15,052)	$(26,215)
Add back: Goodwill amortization	—	—	988

Pro forma net loss	$(12,537)	$(15,052)	$(25,227)

Basic and diluted loss per share:
Reported net loss	$(0.18)	$(0.22)	$(0.78)
Goodwill amortization	—	—	0.03

Adjusted net loss	$(0.18)	$(0.22)	$(0.75)

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. Product sales are recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. Some of the Company’s customers are distributors which sell goods to third party end users. The Company is not contractually obligated to repurchase any inventory from distributors or end user customers. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. Training and AED service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers are deferred and amortized straight-line over the related contract period. License fees are generally deferred and recognized systematically over the term of the license agreement.

Deferred Revenue

Deferred revenue consists of license fees received in connection with certain licensing agreements. License fees are amortized over the term of the respective agreements using the straight-line method.

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship for a period of one to five years. Warranty costs are estimated at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Changes in the product warranty accrual for the years ended December 31, 2003 and 2002 was as follows:

	2003	2002
Warranty accrual, Beginning of period	$1,604	$1,945
Change in liability for warranties issued during the period	204	803
Warranty expenditures	(1,005)	(1,144)
Currency translation adjustments	33	—

Warranty accrual, End of period	$836	$1,604

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $925, $1,280, and $393, for the years ended December 31, 2003, 2002, and 2001, respectively.

Software Development Costs

The Company expenses all costs incurred, prior to the achievement of technological feasibility of a working model, related to the development of the proprietary software used in its products. Such costs incurred subsequent to the attainment of technological feasibility have been nominal.

Discontinued Operations

The Company has classified certain facilities operations related to its MCS gas business (see Note 9) as discontinued operations in accordance with SFAS No. 144. SFAS No. 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the asset under usual and customary terms within one year of establishing the plan. Subsequent to the initial one year period, the Company follows the guidance of EITF 90-6, Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to Be Sold.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and notes payable, are based on assumptions concerning the amount and timing of estimated future cash flows. The carrying value of these financial instruments approximated their fair value at December 31, 2003 and 2002.

Stock-Based Compensation

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, volatility of the expected market prices, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion (“APB”) No. 25.

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

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company’s common stock for the years ended December 31, 2003, 2002, and 2001: risk free weighted average rate with a range of 1.9% to 6.85%; dividend yield of 0%; volatility of the expected market prices of the Company’s common stock of 63.0%, 63.0%, and 97.4%, respectively; and expected life of the options of four years.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS 123, the Company’s total stock-based compensation cost, proforma net loss, and proforma net loss per share, basic and diluted, would have been as follows:

	2003	2002	2001
Net loss, as reported	$(12,537)	$(15,052)	$(26,215)
Add: Compensation expense included in reported net loss	—	—	—
Deduct: Compensation expense determined under fair value based method	(3,669)	(3,825)	(3,575)

Pro forma net loss	$(16,206)	$(18,877)	$(29,790)

Net loss per share, as reported (basic and diluted)	$(0.18)	$(0.22)	$(0.78)

Pro forma net loss per share (basic and diluted)	$(0.23)	$(0.28)	$(0.89)

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

Reclassifications

Certain reclassifications have been made in the 2002 and 2001 statements to conform to the 2003 presentation.

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

The Company’s chief operating decision makers are the Executive Management Team which is comprised of the Chief Executive Officer and senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various product lines that service the external defibrillation and cardiac monitoring industry. The product lines include AEDs and related training, services, and accessories; Powerhearts, electrodes and related accessories; and emergency defibrillators, monitors, CPR products and related accessories.

The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.

The following is a breakdown of net revenue by product line for the years ended December 31:

	2003	2002	2001
AEDs and related accessories	$55,010	$38,572	$6,519
AED/CPR training and program management services	1,519	—	—

AED related revenue	56,529	38,572	6,519
Powerhearts, electrodes and related accessories	1,259	1,278	1,849
Emergency defibrillators, monitors, CPR products and related accessories	4,194	10,193	2,283

	$61,982	$50,043	$10,651

The following is a breakdown of net sales by geographic location for the years ended December 31:

	2003	2002	2001
United States	$47,778	$34,091	$6,127
Foreign	14,204	15,952	4,524

	$61,982	$50,043	$10,651

The following is a breakdown of the Company’s long-lived assets by geographic location at December 31:

	2003	2002
United States	$141,370	$97,286
Foreign	20,621	20,873

	$161,991	$118,159

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2003	2002
Equipment and furniture	$6,643	$4,763
Equipment on lease to customers	1,633	—
Leasehold improvements	764	526
Tooling	316	—
Vehicles	66	66
Powerhearts on loan to hospitals	1,263	2,835

	10,685	8,190
Less: accumulated depreciation	(3,682)	(2,984)

	$7,003	$5,206

6. Other Assets

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

On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation, which potential acquisition was terminated in February 2001. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan was collateralized by all assets of Inovise, excluding certain receivables from royalty payments, accrued interest at 6% and was convertible into equity of Inovise. The total amount advanced to Inovise was $1,038. In February 2002, the Company’s convertible bridge loan was converted into 13,000,000 shares of Inovise’s Series D convertible preferred stock. As there is currently no market for these shares and there is no foreseeable recovery of the initial investment, the Company has determined that these shares have no value. Accordingly, the Company was fully reserved for this investment at December 31, 2003 and 2002.

7. Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2003	2002
Accrued warranty	$836	$1,604
Accrued commissions	961	694
Accrued lease obligations and deferred rent	1,895	—
Accrued plant closure cost and severances	209	2,122
Accrued accounts receivable factoring costs	—	366
Accrued bonus	315	360
Accrued vacation and payroll tax	965	716
Accrued other expenses	1,361	1,326

	$6,542	$7,188

8. Business Combinations

Complient Corporation

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

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price, including intangible assets, were identified by an independent appraiser. These intangible assets include approximately $42.5 million for goodwill, $2.9 million in customer relationships, $726 for covenants not to compete, and $128 for custom-developed software. The customer relationships are being amortized over 7 years, and the covenants not to compete and the software are being amortized over 3 years.

The components of the purchase price allocation are as follows:

Purchase Price:
Stock consideration (10,250,000 shares @ $4.42/share)	$45,305
Acquisition costs	894

Total	$46,199

Allocation of Purchase Price:
Current assets	$2,569
Property and equipment, net	2,685
Current liabilities	(3,053)
Deferred revenue	(2,257)
Customer relationships	2,907
Covenants not to compete	726
Software	128
Goodwill	42,494

Total	$46,199

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the Complient acquisition had been completed as of the beginning of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets and the elimination of sales to Complient prior to the acquisition.

	2003	2002
	(unaudited)
Net sales	$70,069	$62,629
Net loss	$(15,493)	$(20,061)
Pro forma net loss per share (basic and diluted)	$(0.20)	$(0.26)
Pro forma weighted-averaged shares	78,104,179	77,449,419

Lifetec Medical Limited

On May 29, 2003, the Company acquired Lifetec Medical Limited, its U.K. distributor. The purchase price was $383 in cash and $61 in acquisition costs. The acquisition was accounted for as a purchase under SFAS No. 141. The Company allocated the purchase price based on the fair value of the assets and liabilities assumed. Current assets acquired were valued at $418, including cash of $89, and current liabilities assumed were valued at $557, and goodwill was valued at $583.

Artema Medical AB

On November 30, 2001, the Company acquired a 94.7% ownership interest in Artema Medical AB (“Artema”), a Swedish based manufacturer of patient monitors and external defibrillator devices. As consideration, the Company paid approximately $215 in cash and issued 4,150,976 shares of common stock to Artema shareholders.

The components of the purchase price and original allocation were as follows:

Purchase Price:
Stock consideration (4,150,976 shares @ $3.75/share)	$15,566
Cash	215
Acquisition costs	1,586

Total	$17,367

Allocation of Purchase Price:
Current assets	$7,741
Property, plant and equipment, net	1,819
Current liabilities	(9,578)
Long term liabilities	(519)
Minority interest	(883)
Developed technology	796
Customer base	499
MCS Gas intangible assets	1,426
Goodwill	16,066

Total	$17,367

During 2002, goodwill related to the Artema acquisition was adjusted for the following:

Original Artema goodwill	$16,066
Artema restructuring (see note 9):
Building and other impairments	544
Inventory reserve	922
Accounts receivable reserve	11
Loss on closure of Copenhagen facility	664
Copenhagen facility severance and other miscellaneous costs	123
Disposal of MCS gas business (see note 9):
Asset impairments	1,868
Warranty reserve	50
Losses from MCS gas business	(711)
MCS gas business severance and other miscellaneous costs	1,280

Adjusted Artema goodwill at December 31, 2002	$20,817

During 2003, final adjustments to Artema goodwill were made related to acquiring the minority interest and subsequent sale of the MCS gas business.

Artema goodwill at December 31, 2002	$20,817
Change in minority interest value when purchased, net of costs	(83)
VAT refund	(163)
Cash sales price of MCS gas business	(600)
Legal and travel expenses related to the sale	111
Change in estimate of MCS gas business assets and liabilities sold	(334)

Artema goodwill at December 31, 2003	$19,748

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

The components of the purchase price allocation are as follows:

Purchase Price:
Stock consideration (18,150,000 shares @ $2.31/share)	$41,927
Cash	10,500
Senior secured promissory notes	25,800
Acquisition costs	2,184

Total	$80,411

Allocation of Purchase Price:
Current assets	$5,369
Property, plant and equipment, net	390
Other assets	21
Current liabilities	(6,299)
Bridge notes	(1,500)
Long term liabilities	(11)
Patents	7,584
Customer base	676
Tradename	378
Goodwill	73,803

Total	$80,411

During 2002, goodwill related to the Survivalink acquisition was adjusted for the following:

Original goodwill	$73,803
Cash received from escrow	(1,901)
Value of shares received from escrow	(1,095)
Bad debt reserve	(56)
Warranty reserve	847

Adjusted goodwill	$71,598

9. Artema Restructuring and Disposition of the MCS Gas Business

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

The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science’s proprietary bi-phasic defibrillation technology. In consideration, the Company received an upfront payment of $487 and will receive eight quarterly installments over the next 2 years totaling $500. The total licensing revenue of $987 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and, accordingly, the Company recognized $141 of licensing revenue in the year ended December 31, 2003.

Also as part of the Artema acquisition, the Company identified the MCS gas business, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas business designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers. The MCS gas business is a distinct and separate business unit. The Company was, for the period from acquisition through November 30, 2002 accounting for this in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold, which requires that the operations of the MCS gas business be excluded from the consolidated operating results of the Company. The Company had initially estimated that the operating loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated loss was subsequently revised to an estimated operating loss of $306. The Company sold the MCS gas business to an outside party for $600 in cash excluding selling costs of $111, on September 21, 2003. The operating loss of $306 has been excluded from the statements of operations for the one year period from acquisition through November 30, 2002 (i.e. included in the purchase price allocation) and the MCS operating loss of $52 in December 2002 and the net operating income of $493 for the period from January 1, 2003 through the sale on September 21, 2003, has been recorded as discontinued operations in accordance with EITF 90-6, Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to be Sold.

The following is a breakdown of the restructuring accruals recorded related to the Danish facilities shutdown and relocation and the MCS gas business disposal:

	Original Adjustment	Balance at December 31, 2001	Cash Payments	Non-Cash Adjustments	Adjustments to Goodwill	Balance at December 31, 2002
Restructuring accruals:
Loss on closure of Danish facilities	$648	$648	$(692)	$108	$664	$728
Danish facilities severance and other miscellaneous costs	520	520	(607)	—	123	36
Losses from MCS gas business	1,017	872	(161)	—	(711)	—
MCS gas business severance and other miscellaneous costs	—	—	—	—	1,280	1,280

	$2,185	$2,040	$(1,460)	$108	$1,356	$2,044

	Balance at December 31, 2002	Cash Payments	Currency Fluctuations	Adjustment to Goodwill	Balance Sold	Balance at December 31, 2003
Restructuring accruals:
Loss on closure of Danish facilities	$728	$(652)	$29	$—	$—	$105
Danish facilities severance and other miscellaneous costs	36	(40)	4	—	—	—
Losses from MCS gas business	—	—	—	—	—	—
MCS gas business severance and other miscellaneous costs	1,280	(514)	—	(332)	(434)	—

	$2,044	$(1,206)	$33	$(332)	$(434)	$105

10. Corporate Relocation and Restructuring

During the first quarter of 2003, the Company commenced its plan to relocate its corporate headquarters, expanded its manufacturing capacity, and consolidate its accounting and finance functions in Irvine, California.

The costs which were incurred are included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. All expansion, relocation, and restructuring activities were completed in the second quarter of 2003 and there are no future expected costs.

The following is a breakdown of the accrual recorded related to the expansion, relocation and restructuring activities:

	Original Estimate	Costs Incurred	Cash Payments	Non-cash Adjustment	Balance at December 31, 2003
Severance costs	$199	$199	$(199)	$—	$—
Moving and travel costs	68	92	(92)	—	—
Lease termination costs	139	139	(139)	—	—
Accelerated depreciation of leaseholds and other assets	288	288	—	(288)	—

	$694	$718	$(430)	$(288)	$—

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

11. Senior Secured Promissory Notes

As partial consideration for the acquisition of Survivalink (see Note 8), the Company issued senior secured promissory notes to Survivalink shareholders during 2001 in the principal amount of $25.8 million, with simple interest payable upon maturity at the rate of 10% per annum. In addition, the Company assumed $1.5 million of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders agreed to convert the bridge notes into a senior secured promissory note with terms and conditions similar to the notes issued as merger consideration. The notes issued to Survivalink shareholders were subsequently redeemed pursuant to the note and warrant financing described in the immediately following paragraph.

On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50 million. The Senior Notes (the “Notes”) are due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement. The Notes accrue interest at 6.9% per annum. During the first three years of the term of the Notes, accrued and unpaid interest on the Notes will, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Notes. After the end of the third year of the term of the Notes, any additional accrued and unpaid interest on the Notes will be due and payable in cash quarterly in arrears, and on the termination date of the Notes. Interest expense and amortization of the discount and issuance costs related to these notes was $5,983 and $3,207 for 2003 and 2002, respectively. As of December 31, 2003, the Company is in compliance with all such covenants, as amended (see Note 23).

The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law. Proceeds from the Notes were used by the Company to repay $26,468 of senior promissory notes plus accrued interest issued in connection with the acquisition of Survivalink Corporation (see Note 8). The remaining proceeds were available for working capital purposes.

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

In prior periods, the Company wrote-off to research and development expense this $189, as the Company believed that the note receivable was permanently impaired and uncollectible. In February 2002, the Company received from HeartSine $236, which represented full repayment of the original promissory note plus accrued interest and late fees. The Company has included this recovery of $236 as an offset to research and development expense in the statement of operations for the year ended December 31, 2002. In November 2002, the Company agreed to terminate its development and license agreement with HeartSine in exchange for $100. The Company also included this $100 as an offset to research and development expense in the statement of operations for the year ended December 31, 2002.

13. Related Party Transaction

In November 2001, the Company advanced $500 to its President and CEO. The principal amount plus interest of 6% is due and payable in November 2004. In the event that his employment is terminated, whether voluntarily or involuntarily, the principal and interest on this note shall become due and payable within 180 days from such termination of employment. The note is not collateralized and is included in other current assets on the consolidated balance sheet at December 31, 2003.

14. Notes Payable

In July 1998, Cadent entered into an equipment loan agreement under which Cadent borrowed $300 to finance previously purchased property and equipment. The Company assumed the outstanding loan balance as part of the acquisition of Cadent. The loan was repaid over a 48-month period commencing on July 10, 1998 with interest at a rate of 9.8%. The balance of the loan was $45 at December 31, 2001. This loan was paid off in full during 2002.

Between 1983 and 1986, Artema entered into four mortgage agreements to borrow approximately $806 to finance the purchase of the manufacturing facilities in Aabybro, Denmark. The Company has assumed these outstanding loan balances as part of the acquisition of Artema. At December 31, 2001, the outstanding loan balances were $255 bearing interest of 7%. These loans were paid off in full during 2002.

During 2002, the Company purchased two vehicles which were financed through the auto dealers. Both loan agreements are to be repaid over 60 months. At December 31, 2003, and 2002, the outstanding loan balances totaled $51 and $62, respectively.

15. Common Stock Issuance

During September 2003, the Company completed a private placement of its common stock to a small group of institutional and accredited investors, raising $8,375 in gross proceeds. The transaction involved the sale of 2,233,334 newly issued shares of Cardiac Science common stock at a price of $3.75 per share. In addition to the common stock, 223,333 five-year warrants with an exercise price of $5.00 per share were issued in connection with the transaction.

16. Commitments and Contingencies

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

In February 2003, the Company announced that it had filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit charged that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator” and “HeartStart Home Defibrillator” infringed at least seven of the Company’s United States patents. In the same action, the Company also sought a declaration from the Court that the Company’s products do not infringe several of Philips’ patents. In June 2003, the Company filed its First Amended Complaint further accusing Philips’ “HeartStart FR2” automated external defibrillator of infringing the Company’s U.S. Patents and removing four of the Philips’ patents from suit pursuant to an agreement between the parties. The Philips “HeartStart Home Defibrillator,” which was recently cleared by the U.S. Food and Drug Administration (“FDA”) for marketing in the United States, is promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. On June 19, 2003, Philips filed a Complaint against the Company in the United States District Court for the Western District of Washington. Philips’ Complaint alleges patent infringement of ten of Philips’ U.S. patents by the Company’s Powerheart and Survivalink AEDs. Five of the asserted patents were already contained in the Company’s Minnesota case against Philips. The Company made a motion to dismiss the Washington case as duplicative and the motion was granted. Philips made a motion in the Minnesota case to have its patents severed from that action, but the motion was denied. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

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

Employee Benefit Plan

In 1995, the Company adopted the Cardiac Science, Inc. 401(k) Profit Sharing Plan (the “Plan”) which is a 401(k) plan covering all of the Company’s full-time employees who meet certain eligibility requirements. The Company may contribute to the Plan on a discretionary basis. As of December 31, 2003, the Company had never contributed to the Plan.

Operating Leases

The Company leases office space and equipment under various operating lease agreements. Total rent expense for the years ended December 31, 2003, 2002, and 2001 was $1,153, $666, and $381, respectively. The minimum lease payments, net of sublease payments, under the terms of the lease agreements for the years ending December 31 are as follows:

2004, net of sublease income of $443	$1,609
2005, net of sublease income of $442	1,580
2006, net of sublease income of $395	1,747
2007, net of sublease income of $33	1,562
2008	1,100
Thereafter	34

$7,632

17. Income Taxes

The Company’s provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

	2003	2002	2001
Property and equipment	$(424)	$341	$35
Capitalized costs	302	168	530
Accrued liabilities	(380)	366	(2,052)
Tax credit carry forwards	(292)	(903)	(1,756)
Stock options	211	337	(160)
Deferred revenue	(437)	—	—
Charitable contributions	(4)	(139)	—
Restricted stock	—	—	665
Capital loss carry forwards	—	(303)	(171)
Other	4	64	(64)
Net operating loss carry forwards	(3,171)	(7,602)	(21,361)

	(4,191)	(7,671)	(24,334)
Valuation allowance	4,191	7,671	24,334

	$—	$—	$—

The temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows:

	2003	2002
Property and equipment	$14	$(410)
Capitalized costs	411	713
Accrued liabilities/reserves	2,221	1,841
Tax credit carry forwards	4,027	3,735
Stock options	—	211
Deferred revenue	437	—
Capital loss carry forwards	524	524
Charitable contributions	143	139
Other	1	5
Net operating loss carry forwards	52,005	48,834

	59,783	55,592
Valuation allowance	(59,783)	(55,592)

	$—	$—

In connection with the acquisition of Survivalink in 2001, the Company acquired deferred tax assets of approximately $15.5 million. A full valuation allowance has been applied to these deferred tax assets.

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

	2003	2002	2001
Statutory regular federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Nondeductible expenses	0.5	0.7	2.4
Tax credits	(2.9)	(5.1)	(1.2)
Other	0.9	—	—
Change in valuation allowance	35.5	38.4	32.8

	0.0%	0.0%	0.0%

As of December 31, 2003, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $3 million and $1 million, respectively. These credits begin to expire in 2006 for federal purposes and carry forward indefinitely for California state purposes. The Company has capital loss carry forwards of approximately $1 million for both federal and state purposes which begin to expire in 2004 for federal purposes and carry forward indefinitely for state purposes. The Company also has approximately $134 million and $74 million of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2004, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions. The limitations could result in the expiration of the Company’s net operating loss carry forwards and research and experimentation credit carry forwards before full utilization.

18. Stock Options

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

The 1997 Plan is administered by a Compensation Committee (the “Committee”) which is comprised of three members appointed by the Company’s Board of Directors. The Committee may grant options to any officers, directors or key employees of the Company or its subsidiaries and to any other individuals whose participation in the 1997 Plan the Committee determines is in the Company’s best interest. In 2001, stockholders approved an amendment to the 1997 Plan to increase the number of shares of common stock up to a maximum of 8.8 million shares. In 2002, stockholders approved another amendment to increase the number of shares of common stock up to a maximum of 11 million shares. In 2003, stockholders approved another amendment to increase the number of shares of common stock up to a maximum of 14 million shares. The 1997 Plan is subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100 the fair market value

(determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year.

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

Stock option activity for the years ended December 31 is summarized as follows:

	Option Price Per Share	Number of Shares Outstanding	Number of Shares Exercisable
Outstanding, December 31, 2000	$1.88–$6.00	2,686,045	841,783
Granted	$2.06–$3.00	6,880,400 (1)
Exercised	$1.88–$4.63	(325,492)
Cancelled	$1.88–$6.00	(750,403)

Outstanding, December 31, 2001	$1.88–$6.00	8,490,550	1,166,086
Granted	$1.60–$4.55	2,892,000
Exercised	$2.00–$4.00	(39,537)
Cancelled	$1.60–$5.94	(1,121,134)

Outstanding, December 31, 2002	$1.60–$6.00	10,221,879	3,343,376
Granted	$2.23–$5.07	4,295,000 (2)
Exercised	$1.60–$3.83	(658,552)
Cancelled	$1.60–$6.00	(1,450,037)

Outstanding, December 31, 2003	$1.60–$6.00	12,408,290	4,789,702

(1)	Includes 205,500 options to purchase shares of the Company’s common stock granted in 2001 outside the Plan and pursuant to consulting agreements for services rendered to the Company, all of which are still outstanding at December 31, 2003. The stock options issued to these consultants are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan. The services contracted for included business sales services and consulting in the areas of operations, business plan implementation and marketing, and such services did not include capital raising activities.
(2)	Includes 475,500 options to purchase shares of the Company’s common stock granted in 2003 outside the Plan, 465,000 of which are still outstanding at December 31, 2003. The stock options issued to employees outside the U.S. are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan.

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.60–$2.00	2,534,755	95 months	$1.78	1,139,481	$1.85
$2.06	4,218,639	93 months	2.06	2,375,826	2.06
$2.23–$3.99	3,759,051	112 months	3.34	472,194	2.63
$4.00–$5.81	1,801,429	99 months	4.41	711,015	4.55
$6.00	94,416	79 months	6.00	91,186	6.00

$1.60–$6.00	12,408,290	100 months	$2.76	4,789,702	$2.51

At December 31, 2003, there were 12,408,290 shares reserved or available for issuance under the 1997 Plan.

For stock options granted to non-employees (consultants), the Company recognized compensation cost of $374 for 2001, using a Black-Scholes option pricing model. No stock options were granted to non-employees (consultants) in 2002 or 2003.

19. Warrants

Historically, the Company has granted warrants in connection with fund raising activities and as consideration for certain services. In 2003, warrants were also issued in connection with a distribution and development agreement (see note 20). The following summarizes warrants to purchase shares of common stock that were outstanding and exercisable at December 31, 2003:

Grant Date	Warrants Outstanding	Exercise Price Per Share	Warrants Exercisable	Expiration Date
1994	18,750	$0.01	18,750	2004
1997	75,000	$2.25	75,000	2007
2002	35,000	$2.40	35,000	2004
2002	13,000,000	$3.00–3.96	13,000,000	2009
2002	25,000	$1.75	—	2012
2003	18,000	$1.80-2.00	18,000	2006-2007
2003	765,000	$3.00-3.27	765,000	2007-2008
2003	323,000	$4.61-5.00	223,333	2008
2003	26,652	$3.96	26,652	2009

Total	14,286,735		14,161,735

20. Distribution and License Agreements

In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control (“MPC”), a subsidiary of Medtronic, Inc. (“Medtronic”). Under the original agreement, MPC had the exclusive right to market the Powerheart in the United States and Canada. In May 1999, the agreement was expanded to include the United Kingdom, Germany, France, and certain Scandinavian countries. Subsequent to December 31, 2000, MPC provided the Company with notice that, among other things, the acquisition of Survivalink (see Note 8), a significant competitor of MPC, placed MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic’s acquisition of Physio-Control. MPC believed these restrictions, among other things, directly impacted MPC’s ability to continue its relationship with Cardiac Science. MPC had stated that in light of such fact, it believed it to be in the best interests of the parties to terminate the agreement. The Company entered into a settlement agreement and mutual release with MPC in February 2002. The terms of this settlement agreement provided that MPC return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Additionally, the Company owed MPC $1.1 million pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1.1 million is part of the $25.8 million of senior secured promissory notes issued in the Survivalink merger. Pursuant to this settlement agreement, MPC agreed to forgive and release payment of $832 of the amount owing under the promissory note to MPC.

In July 2003, the Company signed multi-year strategic OEM, distribution, and development agreements with GE Medical Systems Information Technologies (“GEMS”), under which GEMS will market the Company’s AED and CRM products under the GE name in Europe, Asia, the Middle East, and other international markets. Under the agreements, the Company will also develop and manufacture a line of biphasic external defibrillators for exclusive sale by GEMS, under the GE brand world-wide. The Company began shipping AED and CRM products to GEMS in September 2003. The biphasic external defibrillator is expected to ship in the fourth quarter of 2004. In connection with the development agreement, the Company issued 750,000 warrants to purchase shares of the Company’s common stock at an exercise price of $3.00 per share. The value of the warrants of $907 is included in Other Assets in the accompanying consolidated balance sheet and will be amortized as a reduction of revenue beginning with the first shipment of the biphasic external defibrillator over the term of the agreement.

21. Supplemental Cash Flow Disclosures

	2003	2002	2001
Cash paid during the year for:
Income taxes	$—	$—	$2
Interest	50	2,213	53
Supplemental schedule of non-cash investing and financing activities:
Costs of equity issuances paid with common stock	—	—	770
Exchange of common stock subscribed for common stock	—	—	1,551
Purchases of equipment with a capital lease or note payable	—	64	73
Deferred revenue receivable	758	700	—
Return of shares in escrow related to Survivalink acquisition	—	1,095	—
Costs of equity issuances not yet paid	—	—	60
Fair value of warrants issued	936	11,815	—
Portion of proceeds from the sale of assets at subsidiary held in escrow at December 31, 2002	—	767	—
Acquisition of Complient Corporation:
Fair value of non-cash tangible assets acquired	4,947
Liabilities assumed and incurred	(6,205)
Intangible assets	46,255
Fair value of stock consideration	(45,305)

Cash acquired	$(308)

Acquisition of Lifetec Medical Limited:
Fair value of non-cash tangible assets acquired	329
Liabilities assumed and incurred	(618)
Goodwill	583
Cash consideration	(383)

Cash acquired	$(89)

Acquisition of Survivalink Corporation:
Fair value of non-cash tangible assets acquired			$4,383
Liabilities assumed and incurred, net of senior secured promissory notes			(8,494)
Senior secured promissory notes			(27,300)
Intangible assets			82,441
Cash consideration paid			(10,500)
Fair value of stock consideration			(41,927)

Cash acquired			$(1,397)

Acquisition of Artema Medical AB:
Fair value of non-cash tangible assets acquired			$8,483
Liabilities assumed and incurred including minority interest of $883			(12,566)
Intangible assets			18,787
Cash consideration paid			(215)
Fair value of stock consideration			(15,566)

Cash acquired			$(1,077)

22. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and is effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have any impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The application of this statement did not have an impact on the Company’s consolidated financial statements.

23. Subsequent Events

During February 2004, the Company secured a $5 million line of credit from its bank. The line of credit will be used to provide additional working capital, as needed, to fund the Company’s growth. The 24-month facility is collateralized by accounts receivable, inventory, cash, and marketable securities, bears interest at the bank’s prime rate plus .75% (floor of 5%) with interest payable monthly, and requires the Company to maintain certain financial covenants.

On March 15, 2004, the Company amended its Senior Note and Warrant Agreement (see Note 11), effective as of and for the year ended December 31, 2003, in order to ease certain financial covenants into 2005 to reflect the Company’s actual and expected financial results. In exchange for modifying these covenants, the Company issued warrants to the note holders to purchase 500,000 shares of common stock at $3.95 per share.

Financial Statement Schedule

CARDIAC SCIENCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,042	$725	$45	$(186)		$1,626
Reserve for excess and obsolete inventory	$454	$525	$17	$(220)		$776
Year ended December 31, 2002:
Allowance for doubtful accounts	$859	$463	$25	$(305)		$1,042
Reserve for excess and obsolete inventory	$5	$849	$120	$(520)		$454
Year ended December 31, 2001:
Allowance for doubtful accounts	$200	$659	$—	$—		$859
Reserve for excess and obsolete inventory	$53	$1,459	$—	$(1,507	)(1)	$5

(1)	Write-off of inventories

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 12, 2004:

Name	Position	Age
Raymond W. Cohen	Chairman of the Board and Chief Executive Officer	44
Howard L. Evers	President, Chief Operating Officer and Director	55
Roderick de Greef	Executive Vice President, Chief Financial Officer and Secretary	42
Kenneth F. Olson	Chief Technology Officer	42
Michael Gioffredi	Chief Marketing Officer	52
Dongping Lin, Ph.D.	Chief Software Architect and Intellectual Property Officer	45
Prabodh Mathur	Chief Product Development Officer	44
Guy Sohie, Ph.D.	Senior Vice President Operations	47
Ray E. Newton, III	Director	39
Peter Crosby	Director	51
Brian H. Dovey	Director	61
Bruce J. Barclay	Director	47
Jeffrey F. O’Donnell Sr.	Director	44

Raymond W. Cohen has served as the Company’s Chairman and Chief Executive Officer since September 2003 and as the Company’s President, Chief Executive Officer, and as a member of the Board of Directors since joining the Company in January 1997. Prior to joining the Company, Mr. Cohen was President of Diagnostic Monitoring, a privately held manufacturer and international distributor of non-invasive cardiac monitoring devices which was acquired by Cardiac Science in 1997. From 1982 to 1990, Mr. Cohen held various sales and marketing positions in firms that manufactured and marketed cardiology products including Brentwood Instruments, Inc., where he was instrumental in the Company being ranked in Inc. Magazine’s list of Fastest Growing Small Public Companies from 1986 through 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.

Howard L. Evers has served as President and Chief Operating Officer since September 2003, as Executive Chairman of the Company’s Board of Directors from April 2001 to September 2003, and as a member of the Company’s Board of Directors since March 1998. Prior to joining the Company, Mr. Evers served as President, Chief Executive Officer and Chairman of the Board of Diagnostics On Call, a mobile x-ray and EKG services provider to the long-term care and home health care markets. From 1992 to 1995, he was the Chief Executive Officer and Chairman of the Board of PSI, a medical supply distribution company servicing the physician office market. From 1988 to 1992, Mr. Evers was the Chief Executive Officer and Chairman of the Board of Lake Industries, an environmental services company. From 1973 to 1988, Mr. Evers was President and Chief Executive Officer of Tru Green Corporation, a lawn, tree and shrub care and pest control company sold to Waste Management Inc. in 1987.

Roderick de Greef has served as the Company’s Executive Vice President, Chief Financial Officer and Secretary since March 2001. From 1995 to 2001, Mr. de Greef has provided corporate finance advisory services to a number of early stage companies including Cardiac Science, where he was instrumental in securing the Company’s equity capital beginning in 1997, and advising on merger and acquisition activity. From 1989 to 1995, Mr. de Greef was Vice President and Chief Financial Officer of BioAnalogics, Inc. and International BioAnalogics, Inc., both publicly held, development stage medical technology companies located in Portland, Oregon. From 1986 to 1989, Mr. de Greef was Controller and then Chief Financial Officer of publicly held Brentwood Instruments, Inc. Mr. de Greef has a B.A. in Economics and International Relations from California State University at San Francisco and an M.B.A. from the University of Oregon. Mr. de Greef also serves on the boards of Endologix, Inc. (Nasdaq: ELGX), a developer, manufacturer and seller of minimally invasive therapies for the treatment of cardiovascular disease, BioLife Solutions, Inc. a public biotechnology company located in Binghamton, New York and DentalView, Inc. an Irvine-based privately held medical device company.

Michael Gioffredi has served as the Company’s Chief Marketing Officer since December 2003 and Vice President, Sales and Marketing since September 1998. Mr. Gioffredi previously held the position of Vice President, Sales and Marketing for Britesmile, Inc., a public dental laser technology company located in Salt Lake City. Prior to 1997, Mr. Gioffredi was Senior Vice President, Marketing and Business Development for the EMPath Group, a private emergency medicine consulting firm and Vice President, Marketing for Laserscope, Inc., a publicly traded medical laser company. From 1982 to 1993, Mr. Gioffredi held marketing management and sales positions with the cardiology and cardiovascular divisions of C.R. Bard, Inc., a fortune 500 medical device company. Mr. Gioffredi has a BA in Business Administration and Marketing from California State University at Fullerton.

Kenneth F. Olson has served as the Company’s Chief Technical Officer since the Company’s merger with Survivalink in September 2001. Mr. Olson previously held the position of Vice President of Research and Development for Survivalink Corporation from August 1995 after holding the position of Director of Engineering from January 1993 to July 1995. From June 1992 to December 1992, Mr. Olson was Senior Design Engineer for Ancor Communications, a high-speed communications switching company. From June 1990 to June 1992, Mr. Olson was Senior Design Engineer for Network Systems Corporation, a computer network design company. Mr. Olson holds a Master of Business Administration degree and a Bachelor’s degree in Electrical Engineering, both from the University of Minnesota and is named as an inventor on more than 30 U.S. and International issued patents.

Dongping Lin, Ph.D., has served as the Company’s Chief Software Architect since November 2000. Dr. Lin held the position of Chief Technical Officer from July 1998 to November 2000. Dr. Lin held the position of Director of Software Engineering from January 1997 until July 1998. Dr. Lin joined the Company as Software Development Manager in January 1993. From 1988 to 1993, Dr. Lin held senior software engineering positions at Del Mar Avionics located in Irvine, Calif. Dr. Lin received his B.S. in Electrical Engineering from Beijing Normal University in Beijing, China. Dr. Lin received an M.S.E. in Computer Engineering and Ph.D. in Electrical Engineering and Computer Science from the University of Michigan. Dr. Lin is recognized as an expert in the field of computer arrhythmia analysis and real-time ventricular tachyarrhythmia detection and is a named inventor on four issued patents.

Prabodh Mathur has served as the Company’s Chief Product Development Officer since May 2000. Mr. Mathur previously held the position of Vice President of Research & Development from the Company’s formation in 1991 through January 1997. Between 1997 and April 2000, Mr. Mathur was the Vice President of Engineering at Medstone International Inc., a manufacturer of shockwave lithotripters used in the treatment of kidney stones. Between 1986 and 1991, Mr. Mathur held various positions in the engineering department of Medstone, where he was initially responsible for software development, and finally, for all product development activities as head of the department. From 1983 to 1986, Mr. Mathur was a senior research engineer for Amada Laser Systems, Inc., a subsidiary of Amada, Japan, where he was responsible for integrating lasers and robots for material processing applications. Mr. Mathur earned an MS degree in Mechanical Engineering from the University of Missouri in 1983 and a BS degree in Mechanical Engineering from the Indian Institute of Technology in 1981.

Guy Sohie Ph.D., has served as the Company’s Senior Vice President of Operations since November 2000. From 1997 to 2000, Dr. Sohie was the founder and principal consultant of Global Insite, a consulting firm that advised high growth technology companies in streamlining new product development and manufacturing processes. From 1994 to 1997, he was manager of the Image Detection department with GE Medical Systems Europe, where he was responsible for development and introduction of new imaging system products for GE’s medical X-Ray business. From 1989 through 1994, Dr. Sohie held several positions with GE’s Corporate R&D Center in Schenectady, New York, where he introduced new technology in products ranging from combat systems to medical ultrasound and communications systems. From 1988 to 1989 he served as engineer and project leader for Motorola’s Digital Signal Processor division, and from 1985 to 1988, he was assistant professor of Electrical and Computer Engineering at Arizona State University. Dr. Sohie holds a Ph.D. from Pennsylvania State University and engineering degrees from “Industriele Hogeschool” in Antwerp, Belgium, in Electrical Engineering.

Ray E. Newton, III has been a member of the Company’s Board of Directors since May of 2002. Mr. Newton is a managing director of Perseus, LLC, a merchant bank and private equity fund management company with offices in Washington D.C. and New York City. Prior to joining Perseus, Mr. Newton was a general partner at J.H. Whitney & Co., a private equity and subordinated debt investment firm. Mr. Newton joined Whitney as an associate in 1989 and in 1992 was named the youngest general partner in the firm’s 52-year history. While at Whitney, Mr. Newton was responsible for all aspects of the investment process, including identifying and developing opportunities, negotiating and closing transactions, developing strategic plans and liquidity paths for portfolio companies, and monitoring limited partner relationships. Prior to Whitney, Mr. Newton was in the Merchant Banking Department at Morgan Stanley & Co., Incorporated. Mr. Newton holds an M.B.A. from Stanford University’s Graduate School of Business and a B.A., magna cum laude, from Princeton University.

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

Brian H. Dovey has been a member of the Company’s Board of Directors since August 2000. Mr. Dovey has been a General Partner of Domain Associates since 1988. Since joining Domain, he has served as Chairman of Athena Neurosciences, Creative BioMolecules, and Univax Biologics. He has also served on the Board of Directors of British Biotech, Connetics, Geron, Nabi, ReSound Corp., Trimeris, and Vivus, as well as several private companies. In 1983, Mr. Dovey joined Rorer Group, Inc. (now Aventis). As President of Rorer from 1986 to 1988, he was the primary architect of that Fortune 500 company’s strategic shift to pharmaceuticals that resulted in a doubling of annual sales to approximately $1 billion. Previously, Mr. Dovey was President of Survival Technology, Inc., a medical products company whose sales growth placed it in the top ten of the Inc. 100; he has also held management positions with Howmedica, Inc., Howmet Corporation, and New York Telephone. Mr. Dovey has served as both President and Chairman of the National Venture Capital Association and is on the Board of Trustees for the Coriell Institute and the University of Pennsylvania School of Nursing. He is currently listed in Marquis Who’s Who and is a former Board Member of the Health Industry Manufacturers Association and the Non-Prescription Drug Manufacturers Association. Mr. Dovey has a B.A. from Colgate University and an M.B.A. from Harvard Business School.

Bruce J. Barclay has been a member of the Company’s Board of Directors since September of 2003. Since 2000 Mr. Barclay has been the President and Chief Executive Officer of Vascular Architects, a venture capital backed private company focused on the treatment of peripheral vascular disease. Mr. Barclay has over 20 years of experience in the healthcare industry, including Eli Lilly and Company and Guidant Corporation. Mr. Barclay served at Guidant in both business and legal roles. His tenure at Guidant culminated in the position of Senior Vice President of the Vascular Division. Mr. Barclay has earned bachelor degrees in biology and chemistry from Purdue University and a law degree from Indiana University School of Law.

Jeffrey F. O’Donnell Sr. has been a member of the Company’s Board of Directors since September of 2003. Mr. O’Donnell is the President and Chief Executive Officer and a member of the Board of Directors of PhotoMedex (Nasdaq: PHMD) since 1999. Prior, he served as President and CEO of Irvine, CA-based Radiance Medical Systems (originally Cardiovascular Dynamics) from 1997 to 1999, having joined that company as Vice President of Sales and Marketing in 1995. He subsequently assumed a role as non-executive Chairman of the Board at that company. From 1994 to 1995, Mr. O’Donnell held the position of President and CEO of Exton, PA-based Kensey Nash Corporation. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. Mr. O’Donnell currently serves on a number of corporate boards and has a bachelor’s degree in business administration and marketing from La Salle University, in Philadelphia, PA.

There is no family relationship between any of the directors or executive officers of the Company. Section 16(a) Beneficial Ownership Reporting Compliance.

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of the Board of Directors (the “Audit Committee”) are Messrs. Dovey, Crosby, and O’Donnell, all of whom meet the definition of “independence” set forth in the NASDAQ corporate governance listing standards. The Board of Directors has also designated Mr. Dovey as our “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Code of Ethics and Conduct

We have adopted a Code of Ethics and Conduct that is applicable to all of our directors, officers and employees and have posted this Code of Ethics and Conduct on our website at www.cardiacscience.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and any persons holding more than ten percent of the Company’s common stock to file reports of their initial ownership of the common stock and any subsequent changes in that ownership with the Securities and Exchange Commission. Specific filing deadlines of these reports have been established, and the Company is required to disclose any failure to meet such deadlines during the year ended December 31, 2003. Based solely on a review of such reports furnished to the Company, the Company believes all of these filing requirements have been satisfied.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and to the Company’s four most compensated executive officers, other than the Chief Executive Officer, who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2003 (collectively the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp.	Restricted Stock Awards ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Comp. ($)
Raymond W. Cohen Chairman of the Board and Chief Executive Officer	2003 2002 2001	349,500 325,000 236,000	181,814 199,000 250,000	— — —	— — —	350,000 300,000 1,600,000	— —	12,000 17,000 17,000	(1) (1) (1)

Howard Evers President and Chief Operating Officer	2003 2002 2001	240,000 205,000 34,000	143,800 125,000 —	— — —	— — —	250,000 150,000 500,000	— —	12,000 — —	(1)

Roderick de Greef Chief Financial Officer And Secretary	2003 2002 2001	240,000 240,000 205,000	129,400 75,000 100,000	— — —	— — —	200,000 150,000 600,000	— —	11,500 — —	(1)

Michael Gioffredi Chief Marketing Officer	2003 2002 2001	250,000 175,000 205,000	85,000 62,000 50,000	— — —	— — —	75,000 75,000 100,000	— —	8,343 — —	(2)

Guy Sohie Senior Vice President of Operations	2003 2002 2001	185,000 185,000 203,500	89,330 48,000 18,500	— — —	— — —	10,000 30,000 160,000	— —	— — 33,908	(3)

(1)	Annual automobile allowance.
(2)	Use of company vehicle
(3)	Consulting services.

Option Grants In 2003

The following table provides information related to options granted to each of the Named Executive Officers during the year ended December 31, 2003.

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	No. of Securities Underlying Options/SARs #(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
					5%	10%
Raymond W. Cohen	350,000	8.15%	$3.99	12/31/2013	$879,164	$2,228,500
Howard Evers	250,000	5.82%	$3.99	12/31/2013	$627,974	$1,591,786
Roderick de Greef	200,000	4.66%	$3.99	12/31/2013	$502,379	$1,273,429
Michael Gioffredi	75,000	1.75%	$3.99	12/13/2013	$188,392	$477,536
Guy Sohie	10,000	0.23%	$3.99	12/13/2013	$25,119	$63,671

(1)	Represents shares of common stock underlying stock options. These options vest over four years, 25% of such options are exercisable on the first anniversary of the grant date and the remaining options vest at the rate of 1/36th per month thereafter.

Aggregated Option Exercises In 2003 and Year-End Option Values

The following table sets forth certain information as of December 31, 2003 regarding options held by the Named Executive Officers.

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Year-End ($)(1) Exercisable/Unexercisable
Raymond W. Cohen	—	—	1,271,875/1,278,125	$2,230,156/$1,826,844
Howard Evers	—	—	382,395/ 577,605	$ 755,029/$ 665,371
Roderick de Greef	—	—	528,734/ 535,682	$ 986,419/$ 680,804
Michael Gioffredi	—	—	153,125/ 171,875	$ 306,813/$ 203,438
Guy Sohie	—	—	98,750/ 101,250	$ 193,300/$ 182,700

(1)	The closing price of the common stock on December 31, 2003 was $3.99. Value is calculated on the difference between the exercise price of in-the-money options and multiplied by the number of shares of common stock underlying the option.

Employment Agreements

Mr. Cohen entered into an employment agreement with the Company effective as of December 31, 2002. Mr. Cohen’s employment agreement provides for an initial base salary of $349,500, an annual incentive bonus based on Mr. Cohen meeting certain performance objectives, and certain perquisites and participation in employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Cohen a notice not to extend the employment term. The terms of the employment agreement provide that if Mr. Cohen’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his base salary, payable over the course of twelve months, plus a pro rata incentive bonus for the year of termination; or if Mr. Cohen’s employment is involuntarily terminated by the company due to a change in control of the Company, or if Mr. Cohen resigns for good reason, he will be entitled to severance equal to two times his base salary, payable over the course of two years, plus a pro rata incentive bonus for the years of severance. In either event, Mr. Cohen would also be entitled to retirement benefits together with continued health, life insurance and other employee welfare benefits during the years of severance. Any unvested stock options or shares of restricted stock held on the date of such event shall continue to vest over the severance period.

Mr. Evers entered into an employment agreement with the Company effective as of December 31, 2002. Mr. Evers’ employment agreement provides for an initial base salary of $240,000, an annual incentive bonus based on Mr. Evers meeting certain performance objectives and certain perquisites and participation in the employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Evers a notice not to extend the employment term. The employment agreement provides that if Mr. Evers’ employment is involuntarily terminated by the Company without cause or due to a change of control of the Company, or if Mr. Evers resigns for good reason, he will be entitled to severance equal to his base salary, payable over twelve months, together with continued retirement, health, life insurance and other employee welfare benefits for one year, plus a pro rata incentive bonus for the year of termination. Any unvested stock options or shares of restricted stock held on the date of such event shall continue to vest over a twelve-month period.

Mr. de Greef entered into an employment agreement with the Company effective as of December 31, 2002. Mr. de Greef’s employment agreement provides for an initial base salary of $240,000, an annual incentive bonus based on Mr. de Greef meeting certain performance objectives, and certain perquisites and participation in the employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. de Greef a notice not to extend the employment term. The employment agreement provides that if Mr. de Greef’s employment is involuntarily terminated by the Company without cause or due to a change of control of the Company, or if Mr. de Greef resigns for good reason, he will be entitled to severance equal to his base salary, payable over twelve months, together with continued retirement, health, life insurance and other employee welfare benefits for one year, plus a pro rata incentive bonus for the year of termination. Each of Messrs. Evers, Cohen and de Greef’s agreements provides a car allowance of up to $12,000 per annum. Any unvested stock options on shares of restricted stock held on the date of such event shall continue to vest over a twelve-month period.

The Company is also a party to at-will employment agreements with the other named executive officers. Each agreement automatically renews annually unless the Company or the employee shall give the other written notice of termination. The agreements provide for a base salary, plus such bonuses and stock options based on incentive plans approved by the Board of Directors. Each agreement contains a non-competition covenant. The agreements also provide that in the event of an involuntary termination:

•	each employee shall receive his base salary and retirement and welfare benefits for six to twelve months following the event as well as a pro rata portion of their target bonus; and

•	any unvested stock options or shares of restricted stock held on the date of such event shall continue to vest over a six to twelve-month period.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee of the Board of Directors are Messrs. Barclay, Dovey and O’Donnell. No interlocking relationship exists between any member of the Board of Directors or the Compensation Committee and any member of the board of directors or compensation committee of any other company.

Compensation of Directors

The non-employee members of the Board of Directors receive an annual retainer of $20,000. The directors also are reimbursed for expenses incurred in attending meetings of the Board of Directors and its committees. Directors also are eligible to receive options under the Company’s 1997 Stock Option/Stock Issuance Plan.

Compensation Committee Report on Executive Compensation

This report, prepared by the Compensation Committee, addresses the Company’s executive compensation policies and the basis on which 2003 executive officer compensation determinations were made. The Compensation Committee designs and approves all components of the executive pay.

During 2003, the Compensation Committee members were Messrs. Barclay, Dovey and O’Donnell.

Compensation Philosophy

The Company’s executive compensation policies are intended to attract, retain, motivate and reward executives who can lead the Company in achieving its long-term growth and earnings goals. The objective of the Compensation Committee is to implement a compensation program that will provide appropriate incentives while, at the same time, encourage executive officers to increase their equity ownership in the Company and thereby align their interests with those of the Company’s stockholders. The compensation program consists primarily of three components, namely (a) base salary, (b) bonus and (c) stock options. Each of these factors are further described below. In addition, executive officers are eligible to participate, on a non-discriminatory basis, in various benefit programs provided to all full-time employees, including the Company’s 401(k) plan and group medical, disability and life insurance programs. The Compensation Committee believes that executive compensation packages should be viewed as a whole in order to properly assess their appropriateness.

In establishing total compensation packages for the Company’s executive officers, the Compensation Committee takes into account the compensation packages offered to executives of other medical device design and manufacturing companies of similar stature. The Compensation Committee uses this comparative data primarily as benchmarks to ensure that the Company’s executive compensation packages are competitive and comparable. Individual amounts are based not only on comparative data, but also on such factors as length of service with the Company and the Compensation Committee’s judgment as to individual contributions. These factors are not assigned specific mathematical weights. The Compensation Committee generally meets quarterly and at other times that it deems are necessary and, from time to time, confers with outside advisors concerning acceptable industry practices.

Salary

Except in the case of a multi-year employment agreement, base salaries are reviewed annually. It is the Compensation Committee’s intention to pay an at-market base salary and provide a significant equity ownership opportunity to create incentives for the Company’s executive officers to maximize the Company’s growth and success while increasing stockholders’ value over the long term. Changes in base salary from time to time depend upon such factors as individual performance, cost of living changes and the economic and business conditions affecting the Company.

Bonus

Executive bonuses are determined in accordance with achievement of the Company’s goals for the most recent fiscal year. The amounts are intended to reward management for achieving certain milestones set out at the beginning of the fiscal year which may under certain circumstances be modified throughout the year. The cash bonus for the Chief Executive Officer is also influenced by his ability to execute strategic plans determined by the Board of Directors, including merger and acquisition programs.

Stock Options

As noted above, stock options are an important component of total executive compensation. Stock options are considered long-term incentives that link the long-term interests of management with those of the Company’s stockholders. Stock options that the Compensation Committee has granted to executive employees generally vest over a four year period. 25% of such options are exercisable on the first anniversary of the grant date and the remaining options vest at the rate of  1/36th per month thereafter. The Compensation Committee has absolute discretion to determine the recipients and the number of options to be awarded. Each award is at the Committee’s discretion and is not subject to any specific formula or criteria. The Compensation Committee generally awards options on an annual basis. The number of shares for which options were granted to executive officers in fiscal 2003 was determined by the Compensation Committee based upon several factors, including the executive’s position, his or her past and future expected performance, the comparative data described above, and the number of shares under options previously granted. These factors were evaluated in a qualitative manner and were not assigned predetermined weights.

Compensation of Raymond W. Cohen, Chairman and Chief Executive Officer

During 2003, the compensation of Mr. Cohen was determined by applying the same criteria discussed in this report used to determine salaries, bonuses and stock option grants for all executive officers. Mr. Cohen’s compensation for 2003 is set forth in the Summary Compensation Table

SIGNATURES: Compensation Committee:

By:	/s/ BRUCE J. BARCLAY

By:	/s/ BRIAN H. DOVEY

By:	/s/ JEFFREY F. O’DONNELL

Date: March 12, 2003

Comparison of Cumulative Total Stockholder Return

The following chart provides an annual comparison, from December 31, 1998 of the cumulative total shareholder return (assuming reinvestment of any dividends) among the Company, the Russell 2000 Index and a self constructed peer group consisting of five medical device companies. The Russell 2000 Index covers a broad cross-section of public companies, many of which have relatively small market capitalizations. The historical information set forth below is not necessarily indicative of future performance.

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN

AMONG CARDIAC SCIENCE,

RUSSELL 2000 INDEX

AND SELF CONSTRUCTED PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 1998

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2003

Measurement Period (Fiscal Year covered)	Cardiac Science	Russell 2000 Index	Peer Group
Measurement Pt-12/31/98	$100.00	$100.00	$100.00
FYE 12/31/99	$237.50	$119.62	$227.97
FYE 12/31/00	$212.50	$114.59	$192.65
FYE 12/31/01	$222.50	$115.77	$307.88
FYE 12/31/02	$110.50	$90.79	$206.46
FYE 12/31/03	$199.50	$131.98	$287.10

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,757,040	$2.52	1,110,174
Equity compensation plans not approved by security holders(1)	651,250	$2.34	—

Total	12,408,290	$2.51	1,110,174

(1)	Includes 651,250 options to purchase shares of the Company’s common stock issued to international employees and pursuant to consulting agreements for services rendered to the Company. The stock options issued to these consultants are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan. The services contracted for included business sales services and consulting in the areas of operations, business plan implementation and marketing, and such services did not include capital raising activities.

The following table sets forth certain information, as of December 31, 2003, regarding beneficial ownership of the Common Stock by:

•	each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;

•	each Director of the Company;

•	each Named Executive Officer of the Company; and

•	all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owner (Including address of 5% holders)	Number of Shares Beneficially Owned(1)		Percent of Class(1)
Perseus, LLC 888 Seventh Avenue, 29th Floor New York, NY 10106	13,125,000	(2)	14.0%

Domain Partners 1 Palmer Sq. Princeton, NJ 08542	6,930,467	(3)	8.6%

Raymond W. Cohen	1,763,226	(4)	2.2%

Howard L. Evers	416,270	(5)	*

Peter Crosby	100,936	(6)	*

Jeffrey F. O’Donnell Sr.	—		*

Brian H. Dovey	6,976,091	(7)	8.7%

Bruce J. Barclay	—		—

Ray E. Newton III	—	(8)	—

Roderick de Greef	739,595	(9)	*

Dongping Lin	468,186	(10)	*

Kenneth F. Olson	240,691	(11)	*

Prabodh Mathur	226,145	(12)	*

Michael Gioffredi	160,416	(13)	*

Guy Sohie	107,016	(14)	*

All executive officers and directors as a group (thirteen persons)	11,198,572	(15)	13.3%

*	Less than 1%.
(1)	Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 13,125,000 shares issuable upon exercise of outstanding warrants owned by Perseus Acquisition/Recapitalization Fund, LLC, Perseus Market Opportunity Fund, LP and Cardiac Science Co-Investment, LP. Frank H. Pearl, an executive officer of Perseus, LLC, may be deemed a beneficial owner of the shares.

(3)	Individuals having investment power over Domain Partners are:
(i)	James C. Blair, General Partner and Managing Member;
(ii)	Brian H. Dovey, General Partner and Managing Member;
(iii)	Jesse I. Treu, General Partner and Managing Member;
(iv)	Kathleen K. Schoemaker, General Partner and Managing Member;
(v)	Richard S. Schneider, General Partner; and
(vi)	Arthur J. Klausner, Managing Member.
(4)	Includes 1,357,291 shares issuable upon exercise of outstanding vested options.
(5)	Includes 410,520 shares issuable upon exercise of outstanding vested options.
(6)	Includes 63,436 shares issuable upon exercise of outstanding vested options.
(7)	Includes 6,930,467 shares owned by Domain Partners and listed elsewhere in this table. Mr. Dovey is an affiliate of Domain Partners and may be deemed to beneficially own such shares. Mr. Dovey disclaims beneficial ownership of such shares. Also includes 45,624 shares issuable upon exercise of outstanding vested options.
(8)	Ray E. Newton III is a managing director at Perseus L.L.C.
(9)	Includes 35,000 shares issuable upon exercise of outstanding warrants and 556,834 shares issuable upon exercise of outstanding vested options.
(10)	Includes 458,186 shares issuable upon exercise of outstanding vested options.
(11)	Includes 70,416 shares issuable upon exercise of outstanding vested options
(12)	Includes 226,145 shares issuable upon exercise of outstanding vested options.
(13)	Includes 160,416 shares issuable upon exercise of outstanding vested options.
(14)	Includes 106,666 shares issuable upon exercise of outstanding vested options.
(15)	Includes 35,000 shares issuable upon exercise of outstanding warrants and 3,455,534 shares issuable upon exercise of outstanding vested options

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2001, the Company advanced its President and CEO $500,000. The principal amount plus interest of 6% is due and payable in November 2004. In the event that his employment is terminated, whether voluntarily or involuntarily, the principal and interest on this note shall become due and payable within 180 days from such termination of employment. The note is not collateralized and is included in other current assets on the consolidated balance sheet.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category	Fiscal 2003 Fees	Fiscal 2002 Fees
Audit Fees	$304,000	$513,000
Audit Related Fees	12,000	12,000
Tax Fees	102,000	63,000
All Other Fees	—	—

Total Fees	$418,000	$588,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements ($245,000 in 2003, $446,000 in 2002), review of the interim consolidated financial statements included in quarterly reports ($40,000 in 2003, $67,000 in 2002), and review of other SEC filings ($19,000 in 2003, $0 in 2002).

Audit-Related Fees. Consists of fees billed for the performance of the audit of our 401(k) Plan.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

All Other Fees. Consists of all other non-audit services, including fees related to SEC filings.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the February meeting of the Audit Committee, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee at the next scheduled Audit Committee meeting.

For non-audit services, the our senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

(a) Exhibits:

None

(b) Reports on Form 8-K

Current Report of Form 8-K filed on October 21, 2003, relating to the acquisition of substantially all of the assets of Complient Corporation.

Current Report on Form 8-K, filed on October 28, 2003, related to the press release discussing the Company’s results of the third quarter and first nine months of 2003.

Current Report on Form 8-K, filed on November 4, 2003 and subsequent amendments, filed on January 1, and January 16, 2004, relating to the acquisition of substantially all of the assets of Complient Corporation.

Current Report on Form 8-K, filed on March 1, 2004, related to the press release discussing the Company’s results of the fourth quarter and full year ended December 31, 2003.

(c) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac Acquisition Corp., and Cadent Medical Corporation(10)

2.2	Press Release, dated January 10, 2001, announcing tender offer to acquire outstanding shares of Artema Medical AB(11)

2.3	Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc., Cardiac Science Acquisition Corp., and Survivalink Corporation(12)

2.4	Asset Purchase Agreement dated as of October 21, 2003 by and among Compliant Corporation CPR Limited Partnership and Cardiac Science, Inc.(14)

2.5	Registration Rights and Lock-Up Agreement dated as of October 21, 2003 by and between Cardiac Science, Inc. and Complient Corporation(14)

3.1	Certificate of Incorporation(1)

Exhibit No.	Description
3.2	Bylaws (1)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc.(2)

4.3	Form of Warrant Certificate held by various foreign investors(7)

4.4

Senior Note and Warrant Purchase Agreement dated May 29, 2002 by and among Cardiac Science, Inc., Perseus Acquisition Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P., and Cardiac Science Co-Investment, L.P.(13)

4.5	Form of Senior Note(13)

4.6	Form of Warrant(13)

4.7	Security Agreement dated May 30, 2002, between Cardiac Science and its subsidiaries, the Perseus Funds, and HSBC Bank USA as collateral agent(13)

4.8	Form of Guaranty Agreement(13)

4.9	Registration Rights Agreement dated May 30, 2002, between Cardiac Science, Inc. and the Perseus Funds(13)

10.1	1997 Stock Option/Stock Issuance Plan as amended(3)

10.2	Standard Employment Agreement for Cardiac Science Executives ++

10.3	Employment Agreement between Cardiac Science and Raymond Cohen, dated December 31, 2002 ++(15)

10.4	Employment Agreement between Cardiac Science and Roderick de Greef, dated December 31, 2002 ++(15)

10.5	Employment Agreement between Cardiac Science and Howard Evers, dated December 31, 2002 ++(15)

10.6	Employment Agreement between Cardiac Science and Kurt Lemvigh, dated December 1, 2001 ++(15)

10.7	Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA Diagnostic Monitoring), and Biosensor Corporation, dated December 31, 1998(5)

10.8	Facility lease dated September 9, 1999 for 16931 Millikan Avenue, Irvine, CA(6)

10.9	Data Critical Corporation Technology Integration and Distribution Letter Agreement dated March 17, 2000(4)

10.10	Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D. and Thang-Quang Nguyen in favor of Cardiac Science, Inc.(8)

10.11	Patent Acquisition agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc.(9)

Exhibit No.	Description

21*	List of Subsidiaries

23*	Consent of Independent Accountants

31.1*	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Application for Registration on Form 10 dated October 2, 1991.
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 1993.
(3)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on September 9, 2002
(4)	Incorporated by reference to Exhibit 4.3 to Form S-1 dated February 4, 2000.
(5)	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 1998.
(6)	Incorporated by reference to Exhibit 10.15 to Form 10-QSB for the quarter ended September 30, 1999.
(7)	Incorporated by reference to Exhibit 4.2 to Form S-1 dated February 4, 2000.
(8)	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000.
(10)	Incorporated by reference to Exhibit 7(c) to Form 8-K dated July 1, 2000.
(11)	Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 23, 2001.
(12)	Incorporated by reference to Exhibit 7.1 to Form 8-K dated March 22, 2001.
(13)	Incorporated by reference to Exhibits 4.1 to 4.6 to Form 8-K dated June 6, 2002.
(14)	Incorporated by reference to Exhibits 2.1 and 2.2 to Form 8-K dated October 21, 2003.
(15)	Incorporated by reference to Exhibits 10.1 to 10.6 to Form 10-K for the year ended December 31, 2002.
+	Portions have been omitted pursuant to a request for confidential treatment
++	This exhibit is identified as a management contact or compensation plan or arrangement pursuant to item 11(a) of Form 10-K

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CARDIAC SCIENCE, INC.

By:	/s/ RAYMOND W. COHEN

Raymond W. Cohen Chairman & Chief Executive Officer

By:	/s/ RODERICK DE GREEF

Roderick de Greef Chief Financial Officer & Secretary (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Raymond W. Cohen and Roderick de Greef as his attorney-in-fact, with full power of substitution, in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

Date: March 15, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 15, 2004

/s/ RAY E. NEWTON, III Ray E. Newton, III	Director	March 15, 2004

/s/ PETER CROSBY Peter Crosby	Director	March 15, 2004

/s/ HOWARD L. EVERS Howard Evers	Director	March 15, 2004

/s/ BRIAN H. DOVEY Brian Dovey	Director	March 15, 2004

/s/ JEFFREY F. O’DONNELL SR. Jeffrey F. O’Donnell Sr.	Director	March 15, 2004

/s/ BRUCE J. BARCLAY Bruce J. Barclay	Director	March 15, 2004