Form 10-Q
period 2004-03-31
CARDIAC SCIENCE INC
filed 2004-05-10
CIK 876188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the Common Stock of the registrant outstanding as of May 6, 2004 was 80,697,247.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$6,641	$8,871
Accounts receivable, net of allowance for doubtful accounts of $1,852 at March 31, 2004 and $1,626 at December 31, 2003	16,940	20,410
Inventories	10,895	9,575
Prepaid expenses and other current assets	2,880	2,154

Total current assets	37,356	41,010
Property and equipment, net	6,368	7,003
Goodwill, net	140,352	139,859
Intangible assets, net	11,139	11,626
Other assets	3,512	3,503

Total assets	$198,727	$203,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,712	$8,955
Accrued expenses	5,556	6,542
Deferred revenue	2,696	2,479
Current portion of long term obligations	37	53

Total current liabilities	17,001	18,029
Senior secured promissory notes	46,595	46,481
Deferred revenue	819	859
Other long term obligations	35	41

Total liabilities	64,450	65,410

Commitments and contingencies
Stockholders’ equity:
Common stock—$.001 par value; 160,000,000 shares authorized, 80,587,744 and 80,465,585 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	81	80
Additional paid-in capital	244,744	243,219
Accumulated other comprehensive income (loss)	(28)	(20)
Accumulated deficit	(110,520)	(105,688)

Total stockholders’ equity	134,277	137,591

Total liabilities and stockholders’ equity	$198,727	$203,001

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net revenue	$15,604	$14,024
Cost of goods sold	6,508	6,089

Gross profit	9,096	7,935

Operating expenses:
Sales and marketing	6,003	4,417
Research and development	1,669	1,102
General and administrative	4,166	3,207
Amortization of intangible assets	503	449

Total operating expenses	12,341	9,175

Loss from operations	(3,245)	(1,240)
Interest and other income (expense), net	(1,587)	(1,401)

Loss before minority interest	(4,832)	(2,641)
Minority interest in consolidated subsidiary	—	(48)

Loss from continuing operations	(4,832)	(2,689)
Income from discontinued operations	—	107

Net loss	$(4,832)	$(2,582)

Net loss per share (basic and diluted)	$(0.06)	$(0.04)

Weighted average number of shares used in the computation of net loss per share	80,532,811	66,932,228

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss	$(4,832)	$(2,582)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	120

Comprehensive loss	$(4,840)	$(2,462)

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(4,832)	$(2,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	639	756
Amortization of intangible assets	503	449
Minority interest	—	48
Provision for doubtful accounts	239	76
Corporate relocation and restructuring costs, net of accelerated depreciation		292
Accrued interest and amortization of debt discount/issuance costs	1,612	1,431
Changes in operating assets and liabilities:
Accounts receivable	2,995	(906)
Inventories	(1,320)	202
Placement of Powerheart CRMs at customer locations	—	(447)
Prepaid expenses and other assets	(638)	275
Deferred revenue	177	(55)
Accounts payable and accrued expenses	(1,229)	(1,931)
Assets and liabilities held-for-sale	—	(1,451)

Net cash used in operating activities	(1,854)	(3,843)

Cash flows from investing activities:
Purchase of property and equipment	(447)	(325)
Funds in escrow to buy minority interest	—	(1,299)
Proceeds from sale of assets at subsidiary, net of costs	—	767
Acquisition costs paid	(50)	—
Purchase of intangible assets	(16)	—

Net cash used in investing activities	(513)	(857)

Cash flows from financing activities:
Payments on long term obligations	(22)	(60)
Proceeds from exercise of common stock options and warrants	195	137
Costs of equity issuances	(28)	—

Net cash provided by financing activities	145	77

Effect of exchange rates on cash and cash equivalents	(8)	136

Net decrease in cash and cash equivalents	(2,230)	(4,487)
Cash and cash equivalents at beginning of period	8,871	15,598

Cash and cash equivalents at end of period	$6,641	$11,111

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Organization and Description of the Business

Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable automated public access defibrillators and a fully-automatic in-hospital bedside defibrillator-monitor that continuously monitors cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with its proprietary STAR® Biphasic defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®” or “CRM”) and a unique semi-automatic, or automated defibrillator, (the “Powerheart AED” or “G3 AED”) for use in out-of-hospital settings. The Company’s Powerheart® Cardiac Rhythm Module™ and Powerheart® brand AEDs are marketed by its direct sales force and distribution network in the United States and around the world.

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

2. Continued Existence

Based on achieving its internal revenue growth targets, the Company believes its current cash balances, combined with net cash that it expects to generate from operations, the sale of two product lines, and continued access to its unused line of credit of $5,000, will sustain its ongoing operations for the next twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months or thereafter, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to current stockholders of the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

3. Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2004 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2003 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results for the full year.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following as of:

	March 31, 2004	December 31, 2003
Raw materials	$3,572	$3,728
Work in process	94	157
Finished goods	7,229	5,690

	$10,895	$9,575

Goodwill and Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated future intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $2,029, $2,029, $1,982, $1,744, and $1,697, respectively.

Goodwill and other intangible assets consist of the following as of:

	March 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Goodwill	$140,352	$—	$140,352	$139,859	$—	$139,859

Intangible assets subject to amortization:
Patents and patent applications	10,406	(3,650)	6,756	10,396	(3,372)	7,024
Customer base	4,082	(1,016)	3,066	4,082	(894)	3,188
Covenants not to compete	726	(101)	625	726	(41)	685
URL website address	646	(64)	582	640	(32)	608
Trade name	378	(378)	—	378	(378)	—
Purchased software	128	(18)	110	128	(7)	121

	$16,366	$(5,227)	$11,139	$16,350	$(4,724)	$11,626

The increase in goodwill during the quarter ended March 31, 2004 was due to purchase price allocation adjustments related to the Complient acquisition in October 2003, primarily resulting from a difference in the net realizable value of certain fixed assets disposed of in the quarter.

The following unaudited pro forma data summarizes the results of operations for the period indicated as if the Complient acquisition had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of identified intangible assets and the elimination of sales to Complient prior to the acquisition.

Three Months Ended March 31, 2003
Pro forma net revenue	$16,701
Pro forma net loss	$(3,827)
Pro forma net loss per share (basic and diluted)	$(0.05)
Pro forma weighted-averaged shares	77,438,166

Product Warranty

Our products are generally under warranty against defects in material and workmanship for a period of one to five years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Changes in the product warranty accrual for the quarters ended March 31 were as follows:

	2004	2003
Warranty accrual, beginning of period	$836	$1,604
Change in liability for warranties issued during the period	61	88
Warranty expenditures	(188)	(133)

Warranty accrual, end of period	$709	$1,559

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

Pro forma Effect of Stock-Based Compensation

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS 123, the Company’s total stock-based compensation cost, pro forma net loss, and pro forma net loss per share, basic and diluted, would have been as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss, as reported	$(4,832)	$(2,582)
Add: Compensation expense included in reported net loss	—	—
Deduct: Compensation expense determined under fair value based method	(1,237)	(981)

Pro forma net loss	$(6,069)	$(3,563)

Net loss per share, as reported (basic and diluted)	$(0.06)	$(0.04)

Pro forma net loss per share (basic and diluted)	$(0.08)	$(0.05)

Recent Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (revised in December 2003). This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and is effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have any impact on the Company’s consolidated financial statements.

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

EITF 00-21, Revenue Arrangements with Multiple Deliverables addresses the accounting for multiple element revenue arrangements which involve more than one deliverable or unit of accounting in circumstances, where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosure of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. It was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial statements.

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

The following is a breakdown of net revenue by product line:

	Three Months Ended
	March 31, 2004	March 31, 2003
AEDs and related accessories	$12,052	$12,414
AED/CPR training and program management services	1,739	—

AED related revenue	13,791	12,414
Powerhearts, electrodes and related accessories	333	400
Emergency defibrillators, monitors, CPR products and related accessories	1,480	1,210

	$15,604	$14,024

The following is a breakdown of net sales by geographic location:

	Three Months Ended
	March 31, 2004	March 31, 2003
United States	$11,211	$10,481
Foreign	4,393	3,543

	$15,604	$14,024

The following is a breakdown of the Company’s long-lived assets by geographic location as of:

	March 31, 2004	December 31 2003
United States	$6,101	$6,758
Foreign	267	245

	$6,368	$7,003

5. Corporate Relocation and Restructuring

During the first quarter of 2003, the Company commenced its plan to relocate its corporate headquarters, expanded its manufacturing capacity, and consolidated its accounting and finance functions in Irvine, California.

Costs related to severance, moving, lease termination and accelerated depreciation of leaseholds and other assets of $531 were incurred and included in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2003. All expansion, relocation, and restructuring activities were completed in the second quarter of 2003 and an additional $187 was expensed to general and administrative in the three months ended June 30, 2003.

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

6. Notes Payable

During February 2004, the Company secured a $5,000 line of credit from its bank. The line of credit will be used to provide additional working capital, as needed, to fund the Company’s growth. The 24-month facility is collateralized by accounts receivable, inventory, cash, and marketable securities, bears interest at the bank’s prime rate plus .75% (floor of 5%) with interest payable monthly, and requires the Company to maintain certain financial covenants. On April 30, 2004, the Company obtained a waiver from the bank for the quarter ended March 31, 2004 for non-compliance with the net profit covenant required by the agreement. Through the date of this filing, the Company has not drawn down on the line.

On March 15, 2004, the Company amended its Senior Note and Warrant Agreement (the “Agreement”) in order to ease certain financial covenants into 2005 to reflect the Company’s actual and expected financial results. In exchange for modifying these covenants, the Company issued warrants to the note holders to purchase 500,000 shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model and were recorded as additional discount to the Notes and will be amortized over the remaining term of the Notes (approximately 38 months) using the effective interest method. This modification was not considered to be a significant modification of the Agreement.

7. Litigation

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

In February 2003, the Company filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit now charges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart”, “HeartStart FR2” and the “HeartStart Home Defibrillator,” infringed at least ten of the Company’s United States patents. In the same action, the Company also sought a declaration from the Court that the Company’s products do not infringe several of Philips’ patents and Philips counterclaimed for infringement of the same patents. Many of the Philips Defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

On April 30, 2003, the Company filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe the Company’s patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint with no counterclaims. At this stage, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

On March 19 2004, William S. Parker filed suit against the Company for patent infringement in Michigan Federal Court. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the Patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. At this stage of the litigation, the Company is unable to predict the outcome of this litigation or its ultimate effect, if any, on its financial condition.

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s operations or financial position.

8. Subsequent Event

In early April, the Company received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of its manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in the Company’s quality system. The Company took permanent corrective and preventive action to bring its quality system into compliance. The Company formally responded and is in dialog with the FDA regarding the Warning Letter and any other actions the Company may take to resolve this situation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except share and per share data)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein.

Results of Operations

Quarter Ended March 31, 2004 Compared to the Quarter Ended March 31, 2003

Revenue

The following is a summary of net revenue by product line for the quarters ended March 31:

	2004`		2003		Change
AEDs and related accessories and services	$13,791	88.4%	$12,414	88.5%	$1,377	11.1%
Powerheart in-hospital defibrillators and accessories	333	2.1%	400	2.9%	(67)	(16.8)%
Emergency defibrillators, monitors, training products and accessories	1,480	9.5%	1,210	8.6%	270	22.3%

Total net revenue	$15,604	100.0%	$14,024	100.0%	$1,580	11.3%

Net revenue for the quarter ended March 31, 2004 increased $1,377 or 11.1% compared to the quarter ended March 31, 2003. This increase was primarily attributable to AED/CPR training and program management services of $1,739 resulting from the acquisition of this business from Complient Corporation in October 2003. Sales of AED products and related accessories were relatively flat at $12,052 compared to $12,414 for the same quarter in 2003. In addition, we sold $1,480 of patient monitors, training equipment and accessories in the quarter ended March 31, 2004 compared to $1,210 in the same quarter in 2003.

Gross Margin

Cost of goods sold for the quarter ended March 31, 2004 was $6,508 compared to $6,089 for the same quarter in 2003. Gross margins as a percentage of revenue improved to 58.3% for the quarter ended March 31, 2004 from 56.6% in the same quarter in 2003. The improvement was primarily the result of the introduction of our new lower cost version Powerheart AED G3 in August 2003.

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue for the quarters ended March 31:

	2004		2003		Change
Sales and marketing	$6,003	38.5%	$4,417	31.5%	$1,586	35.9%
Research and development	1,669	10.7%	1,102	7.8%	567	51.5%
General and administrative	4,166	26.7%	3,207	22.9%	959	29.9%
Amortization	503	3.2%	449	3.2%	54	12.0%

Total operating expenses	$12,341	79.1%	$9,175	65.4%	$3,166	34.5%

Sales and marketing expenses increased by 35.9% to $6,003 for the quarter ended March 31, 2004. The increase is primarily attributable to expanded international sales operations ($775), including our direct sales operations in the U.K and Germany, new sales and marketing expenses related to program management and training services pursuant to the business acquired from Complient in October 2003 ($709) and the establishment of a new inside sales team ($164).

Research and development expenses for the quarter ended March 31, 2004 increased by $567 or 51.5% compared to the same quarter in 2003. In the first quarter ended March 31, 2004, research and development expenses were 10.7% of revenue, up from 7.8% of revenue in the same quarter in 2003. The increase is primarily attributable to increased headcount and project costs associated with the development of a standard hospital defibrillator for GEMS pursuant to a development agreement signed in July 2003 ($473), as well as the addition of research and development personnel and activities in connection with the business acquired from Complient Corporation in October 2003 ($101).

General and administrative expenses increased $959 or 29.9% during the quarter ended March 31, 2004 compared with the same quarter in 2003. As a percentage of revenue, general and administrative expenses increased to 26.7% in the quarter ended March 31, 2004 from 22.9% in the same quarter in 2003. The absolute dollar increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($488), increased legal fees ($386), higher commercial and health insurance costs ($292), and higher bad debt expense ($163), offset by a decrease in costs related to our relocation and expansion of facilities in the first quarter of 2003 ($531).

Amortization of intangibles was $503 for the quarter ended March 31, 2004, an increase of $54 or 12.0% from the $449 for the same quarter in 2003. The increase is primarily the result of additional amortization expense of certain identifiable intangible assets related to the Complient acquisition in October 2003.

Interest and Other Expense

Net interest and other expenses increased by $186 for the quarter ended March 31, 2004 compared to the same quarter in 2003. This increase was primarily due to higher interest expense based on the average outstanding note balance and amortization of warrants using the effective interest rate method, both of which are associated with the senior secured promissory notes issued in May 2002.

Liquidity and Capital Resources

	March 31, 2004	December 31, 2003
Working capital	20,355	22,981
Current ratio (current assets to current liabilities)	2.2 : 1.0	2.3 : 1.0
Cash and cash equivalents	6,641	8,871
Accounts receivable, net	16,940	20,410
Inventories	10,895	9,575
Short-term and long-term borrowings	47,968	46,575

The decrease in our current ratio, working capital and cash and cash equivalents is primarily due to our operating loss.

At March 31, 2004, our days sales outstanding on accounts receivable (“DSO”) was approximately 99 days compared to approximately 105 days at December 31, 2003. We expect our DSO to move towards an average of 90 days throughout 2004.

In February 2004, we secured a $5,000 line of credit with Silicon Valley Bank. The line of credit will be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. On April 30, 2004, the Company obtained a waiver from the bank for the quarter ended March 31, 2004 for non-compliance with the net profit covenant required by the line of credit agreement. Through the date of this filing, the Company has not drawn down on the line.

From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities. In 2001, we raised approximately $37,000 in a series of private equity placements and through the exercise of outstanding options and warrants. In May 2002, we entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned us $50,000. We in turn repaid the $26,468 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. In September 2003, we raised $8,375 in a private equity placement of 2,233,334 shares of our common stock at $3.75 per share to a small group of institutional and accredited investors. In connection with this offering, we also issued 223,333 five-year warrants with an exercise price of $5.00 per share. The proceeds from this offering will fund the acceleration of current product development projects associated with the recently announced partnership with GEMS and for working capital for future strategic initiatives.

In March 2004, we amended the Senior Note and Warrant Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share.

From inception through March 31, 2004, we have incurred losses of approximately $111,000. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

Cash used in operating activities for the quarter ended March 31, 2004 decreased by $1,989 or 51.8%, to $1,854 from $3,843 for the same quarter in 2003. This decrease was primarily attributable to a $3,901 decrease in accounts receivable offset by an increase in our operating loss of $2,005.

Cash used in investing activities for the quarter ended March 31, 2004 decreased by $344 or 40.1% compared to the same quarter of 2003. This decrease was primarily attributable to the cash used to purchase the minority interest in Artema in February 2003.

Cash provided by financing activities for the quarter ended March 31, 2004 increased by $68 or 88.3%. This increase was primarily due to an increase in proceeds from the exercise of stock options and warrants quarter to quarter of $58.

Based on meeting our internal sales growth targets, we believe that our current cash balances, combined with net cash that we expect to generate from operations, the sale of two product lines and access to our unused line of credit of $5,000, will sustain our ongoing operations for the next twelve months. In the event that we require additional cash to support our operations during the next twelve months or thereafter, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity will not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

We had no material commitments for capital expenditures as of March 31, 2004.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2004:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior secured promissory notes	$69,945	—	$7,775	$62,170	—
Other long-term obligations	72	37	24	11	—
Non-cancelable operating leases	7,291	1,633	3,310	2,348	—

	$77,308	$1,670	$11,109	$64,529	$—

Income Taxes

As of December 31, 2003, we have research and experimentation credit carry forwards for federal and state purposes of approximately $3,000 and $1,000, respectively. These credits begin to expire in 2006 for federal purposes and carry forward indefinitely for California state purposes. We have capital loss carry forwards of approximately $1,000 for both federal and state purposes which begin to expire in 2004 for federal purposes and carry forward indefinitely for state purposes. We also have approximately $134,000 and $74,000, respectively, of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2005, respectively. The utilization of net operating loss and tax credit carry forwards may be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions. The limitations could result in the expiration of our net operating loss carry forwards and research and experimentation credit carry forwards before full utilization.

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

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, our carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows. In our estimate, no provision for impairment is currently required on any of our long-lived assets.

Revenue Recognition

We record revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. We record product sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and we have shipped the product to the customer whereby title and risk have passed to the customer. Some of our customers are distributors which sell goods to third party end users. We are not contractually obligated to repurchase any inventory from distributors or end user customers. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. Training and AED service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers are deferred and amortized straight-line over the related contract period. License fees are deferred and recognized systematically over the term of the license agreement.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest. It applies to all variable interest entities established after January 31, 2003 and is effective July 1, 2003 for any variable interest entity acquired prior to February 1, 2003. The application of FIN 46 did not have a significant impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. It amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The application of this statement did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The application of this statement did not have an impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At March 31, 2004, we invested our available cash in money market securities of high credit quality financial institutions.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk. The majority of our international sales are made through our international sales office in Copenhagen primarily in U.S. dollars, however, some sales to the U.K. are in pounds and to Germany in Euros, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. The majority of inventory purchases, both components and finished goods, in our foreign operations are made in U.S. dollars. The functional currency of our foreign operations in Denmark, the U.K. and Germany is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are remeasured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are remeasured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not material in any period.

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

PART II. OTHER INFORMATION

Item	1. Legal Proceedings

In February 2003, we filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit now charges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart”, “HeartStart FR2” and the “HeartStart Home Defibrillator,” infringed at least ten of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips’ patents and Philips counterclaimed for infringement of the same patents. Many of the Philips Defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

On April 30, 2003, we filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe our patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint with no counterclaims. At this stage, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

On March 19, 2004, William S. Parker filed suit against us for patent infringement in Michigan Federal Court. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of our AEDs infringe the Patent. The patent is now expired. We have filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. At this stage of the litigation, we are unable to predict the outcome of this litigation or its ultimate effect, if any, on our financial condition.

Item	5. Other Information

In early April, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of our manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in our quality system. We took permanent corrective and preventive action to bring our quality system into compliance. We formally responded and are in dialog with the FDA regarding the Warning Letter and any other actions we may take to resolve this situation.

Item	6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit 31.1 Chief Executive Officer’s Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Chief Financial Officer’s Certification as required by Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Chief Executive Officer’s Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Chief Financial Officer’s Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

Form 8-K filed on March 1, 2004 related to the press release discussing the results of the quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE, INC.

(Registrant)

Date: May 10, 2004	/s/ RODERICK DE GREEF

Roderick de Greef (Duly Authorized Officer and Principal Financial Officer)