Form 10-Q
period 2004-06-30
CARDIAC SCIENCE INC
filed 2004-08-09
CIK 876188

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

      FOR   THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 797-3800

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes |X|  No |_|

      Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    Yes |X|  No |_|

      The number of shares of the Common Stock of the registrant outstanding as of August 5, 2004 was 86,148,048.

================================================================================

                             CARDIAC SCIENCE, INC.
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Unaudited Financial Statements:

        Consolidated Condensed Balance Sheets as of June 30, 2004 and
        December 31, 2003                                                     3

        Consolidated Condensed Statements of Operations for the three
        and six months ended June 30, 2004 and 2003                           4

        Consolidated Condensed Statements of Comprehensive Loss for the
        three and six months ended June 30, 2004 and 2003                     5

        Consolidated Condensed Statements of Cash Flows for the six
        months ended June 30, 2004 and 2003                                   6

        Consolidated Notes to Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                13

Item 3. Quantitative and Qualitative Disclosures About Market Risk           19

Item 4. Controls and Procedures                                              19

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1. Legal Proceedings                                                    20

Item 5. Other Information                                                    20

Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CARDIAC SCIENCE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                            JUNE 30,    DECEMBER 31,
                                                             2004           2003
                                                         ------------   ------------
                                     ASSETS

Current assets:

     Cash and cash equivalents                           $      4,411   $      8,871
     Accounts receivable, net of allowance for
         doubtful accounts of $2,235 at June 30,
         2004 and $1,626 at December 31, 2003                  16,939         20,410
     Inventories                                               10,346          9,575

     Prepaid expenses                                           4,118          2,154
                                                         ------------   ------------
             Total current assets                              35,814         41,010
Property and equipment, net                                     5,630          7,003
Goodwill                                                      140,466        139,859
Intangible assets, net                                         10,656         11,626
Other assets                                                    3,164          3,503
                                                         ------------   ------------
             Total assets                                $    195,730   $    203,001
                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $      7,819   $      8,955
     Accrued expenses                                           7,631          6,542
     Deferred revenue                                           2,003          2,479
     Current portion of long term obligations                      30             53
                                                         ------------   ------------
             Total current liabilities                         17,483         18,029
Senior notes payable                                           48,178         46,481
Deferred revenue                                                  783            859
Other long term obligations                                        32             41
                                                         ------------   ------------

             Total liabilities                                 66,476         65,410
                                                         ------------   ------------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Common stock - $.001 par value; 160,000,000
         shares authorized, 80,740,539 and
         80,465,585 shares issued and outstanding
         at June 30, 2004 and December 31, 2003,
         respectively                                              81             80
     Additional paid-in capital                               245,042        243,219
     Accumulated other comprehensive income                       (28)           (20)
     Accumulated deficit                                     (115,841)      (105,688)
                                                         ------------   ------------
             Total stockholders' equity                       129,254        137,591
                                                         ------------   ------------
             Total liabilities and stockholders' equity  $    195,730   $    203,001
                                                         ============   ============


    The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------   ---------------------------
                                                                           2004           2003           2004           2003
                                                                       ------------   ------------   ------------   ------------
Net revenue                                                            $     17,509   $     14,527   $     33,113   $     28,551
Cost of goods sold                                                            7,823          6,221         14,331         12,310
                                                                       ------------   ------------   ------------   ------------
      Gross profit                                                            9,686          8,306         18,782         16,241
                                                                       ------------   ------------   ------------   ------------
Operating expenses:
      Sales and marketing                                                     6,947          3,946         12,950          8,363
      Research and development                                                1,456          1,393          3,125          2,495
      General and administrative                                              4,317          3,207          8,483          6,414
      Amortization of intangible assets                                         504            381          1,007            830
                                                                       ------------   ------------   ------------   ------------

Total operating expenses                                                     13,224          8,927         25,565         18,102
                                                                       ------------   ------------   ------------   ------------
      Loss from operations                                                   (3,538)          (621)        (6,783)        (1,861)

Interest and other non-operating expense, net                                (1,783)        (1,483)        (3,370)        (2,884)
                                                                       ------------   ------------   ------------   ------------
      Loss before minority interest                                          (5,321)        (2,104)       (10,153)        (4,745)
Minority interest in consolidated subsidiary                                     --             --             --            (48)
                                                                       ------------   ------------   ------------   ------------
      Loss from continuing operations                                        (5,321)        (2,104)       (10,153)        (4,793)
Income from discontinued operations                                              --            130             --            237
                                                                       ------------   ------------   ------------   ------------
      Net loss                                                         $     (5,321)  $     (1,974)  $    (10,153)  $     (4,556)
                                                                       ============   ============   ============   ============
      Net loss per share (basic and diluted)                           $      (0.07)  $      (0.03)  $      (0.13)  $      (0.07)
                                                                       ============   ============   ============   ============
Weighted average number of shares used in the computation of net loss
   per share (basic and diluted)                                         80,674,736     67,039,034     80,603,773     66,917,471
                                                                       ============   ============   ============   ============


    The accompanying notes are an integral part of the financial statements.

                             CARDIAC SCIENCE, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                  IN THOUSANDS

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       ---------------------------   ---------------------------
                                                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                           2004           2003           2004           2003
                                                                       ------------   ------------   ------------   ------------
Net loss                                                               $     (5,321)  $     (1,974)  $    (10,153)  $     (4,556)
Other comprehensive income (loss):
      Foreign currency translation adjustments                                   --            142             (8)           262
                                                                       ------------   ------------   ------------   ------------
Comprehensive loss                                                     $     (5,321)  $     (1,832)  $    (10,161)  $     (4,294)
                                                                       ============   ============   ============   ============


    The accompanying notes are an integral part of the financial statements

                             CARDIAC SCIENCE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                  IN THOUSANDS

                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                             JUNE 30, 2004   JUNE 30, 2003
                                                                             -------------   -------------
Cash flows from operating activities:
Net loss                                                                     $     (10,153)  $      (4,556)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   1,334           1,267
      Amortization of intangible assets                                              1,007             830
      Provision for doubtful accounts                                                  624             199
      Accrued interest and amortization of debt discount/issuance costs              3,334           2,901
      Minority interest                                                                 --              48
      Gain on sale of assets                                                          (280)             --
      Changes in operating assets and liabilities:
            Accounts receivable                                                      2,611          (3,796)
            Inventories                                                               (892)           (343)
            Placement of Powerheart CRMs at customer locations                          --            (525)
            Prepaid expenses and other current assets                               (1,807)            413
            Other assets                                                               218            (120)
            Accounts payable and accrued expenses                                      (90)         (2,515)
            Assets and liabilities held-for-sale                                        --            (511)
            Deferred revenue                                                          (423)             --
                                                                             -------------   -------------
Net cash used in operating activities                                               (4,517)         (6,708)
                                                                             -------------   -------------
Cash flows from investing activities:
      Purchase of property and equipment                                              (916)         (1,860)
      Proceeds from sale of property and equipment                                      23              --
      Acquisition of Lifetec, net of cash acquired                                      --            (294)
      Acquisition costs paid                                                           (50)            (26)
      Funds in escrow to buy minority interest                                          --          (1,299)
      Refund of investment in MRL                                                       --           3,001
      Proceeds from sale of assets of subsidiary, net of costs                         672             767
      Purchase of intangible assets                                                    (37)            (15)
      Proceeds (payments) related to acquisitions                                      (25)            163
                                                                             -------------   -------------
Net cash (used in) provided by investing activities                                   (333)            437
                                                                             -------------   -------------
Cash flows from financing activities:
      Payments on long term obligations                                                (32)           (114)
      Proceeds from exercise of common stock options and warrants                      460             405
      Costs of equity issuances                                                        (30)             --
                                                                             -------------   -------------
Net cash provided by financing activities                                              398             291
                                                                             -------------   -------------
Effect of exchange rates on cash and cash equivalents                                   (8)            276
                                                                             -------------   -------------
Net decrease in cash and cash equivalents                                           (4,460)         (5,704)
Cash and cash equivalents at beginning of period                                     8,871          15,598
                                                                             -------------   -------------
Cash and cash equivalents at end of period                                   $       4,411   $       9,894
                                                                             =============   =============


    The accompanying notes are an integral part of the financial statements

                             CARDIAC SCIENCE, INC.

              CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

      Cardiac Science, Inc. (the "Company") was incorporated in May 1991 and develops, manufactures and markets portable automated public access defibrillators and a fully-automatic in-hospital bedside defibrillator-monitor that continuously monitors cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company's core technology platform consists of its proprietary arrhythmia detection and discrimination software ("RHYTHMx(R)"), which is combined with its proprietary STAR(R) Biphasic defibrillation hardware and electrode technology to create the only fully automatic in-hospital cardioverter defibrillator (the "Powerheart(R) CRM(R)" or "CRM") and a unique semi-automatic, or automated defibrillator, (the "Powerheart AED" or "G3 AED") for use in out-of-hospital settings. The Company's Powerheart(R) Cardiac Rhythm Module(TM) and Powerheart(R) brand AEDs are marketed by its direct sales force and distribution network in the United States and around the world.

      On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately held company, for an aggregate of 4,500,000 shares of the Company's common stock.

      On September 26, 2001, the Company acquired Survivalink Corporation, a privately held company, for $10,500 in cash, $25,800 in senior secured promissory notes, and 18,150,000 shares of the Company's common stock.

      On November 30, 2001, the Company acquired 94.7% of Artema Medical AB and Subsidiaries ("Artema") for 4,150,976 shares of common stock and approximately $215 in cash. During 2003, the Company acquired the remaining minority interest for $843 in cash. On September 1, 2003, the Company transferred ownership of the shares in Cardiac Science International A/S, its Danish operations and a subsidiary of Artema, from Artema to Cardiac Science, Inc. in exchange for forgiveness of intercompany debt. Then on September 21, 2003, the Company sold 100% of its shares in Artema to an outside party for $600 in cash.

      On May 29, 2003, the Company acquired Lifetec Medical Limited, its U.K. distributor, for $383 in cash.

      On October 21, 2003, the Company acquired substantially all of the assets and liabilities of Complient Corporation, a privately held company, for 10,250,000 shares of the Company's common stock.

2. CONTINUED EXISTENCE

      Based on achieving its internal revenue growth targets, the Company believes its current cash balances, combined with proceeds from its private placement in July 2004, net cash that it expects to generate from operations, and proceeds from the sale of a product line expected to close before the end of the year, will sustain its ongoing operations for at least the next twelve months. In the event that the Company requires additional cash to support its operations during the next twelve months or thereafter, it would attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to current stockholders of the Company. If the Company were not able to raise additional funds, it might be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2004 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 2003 Annual Report on Form 10-K. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of results for the full year.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following as of:

                                                     JUNE 30,       DECEMBER 31,
                                                       2004             2003
                                                    ----------      ------------
           Raw materials                            $    3,512      $      3,728
           Work in process                                 257               157
           Finished goods                                6,577             5,690
                                                    ----------      ------------
                                                    $   10,346      $      9,575
                                                    ==========      ============

      Goodwill and Intangibles

      In accordance with Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, which became effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $2,029, $2,029, $1,982, $1,744, and $1,697,
respectively.

      Goodwill and other intangible assets consist of the following as of:

                                                                   JUNE 30, 2004                        DECEMBER 31, 2003
                                                                   -------------                        -----------------
                                                                     ACCUMULATED                           ACCUMULATED
                                                           COST     AMORTIZATION     NET         COST     AMORTIZATION      NET
                                                        ----------  ------------  ----------  ----------  ------------  ----------
Goodwill                                                $  140,466  $         --  $  140,466  $  139,859  $         --  $  139,859
                                                        ==========  ============  ==========  ==========  ============  ==========

Intangible assets subject to amortization:
      Patents and patent applications                       10,417        (3,849)      6,568      10,396        (3,372)      7,024
      Customer base                                          4,082        (1,216)      2,866       4,082          (894)      3,188
      Covenants not to compete                                 726          (162)        564         726           (41)        685
      URL website address                                      656           (97)        559         640           (32)        608
      Trade name                                               378          (378)         --         378          (378)         --
      Purchased software                                       128           (29)         99         128            (7)        121
                                                        ----------  ------------  ----------  ----------  ------------  ----------
                                                        $   16,387  $     (5,731) $   10,656  $   16,350  $     (4,724) $   11,626
                                                        ==========  ============  ==========  ==========  ============  ==========

      The increase in goodwill during the six months ended June 30, 2004 was due to purchase price allocation adjustments related to the Complient acquisition to the net realizable value of certain fixed assets under leases ($532) and certain accruals ($75).

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

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,       JUNE 30,
                                                                 2003           2003
                                                             ------------   ------------
           Pro forma net revenue                             $     16,914   $     33,614
           Pro forma net loss                                $     (3,228)  $     (7,056)
           Pro forma net loss per share (basic and diluted)  $      (0.04)  $      (0.09)
           Pro forma weighted-averaged shares                  77,289,034     77,167,471

      Product Warranty

      Our products are generally under warranty against defects in material and workmanship for a period of one to seven years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued expense, with a corresponding provision to cost of sales.

      Changes in the product warranty accrual for the six months ended June 30 were as follows:

                                                                 2004           2003
                                                             ------------   ------------
           Warranty accrual, beginning of period             $        836   $      1,604
           Accruals for warranties issued during the period         1,372            150
           Warranty expenditures during the period                   (705)          (427)
           Currency translation adjustments                            --             28
                                                             ------------   ------------
                       Warranty accrual, end of period       $      1,503   $      1,355
                                                             ============   ============

      In early April 2004, the Company received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of its manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in the Company's quality system. The Company took corrective and preventive action to bring its quality system into compliance. In addition, during May 2004, the Company initiated a limited, voluntary recall of approximately 5,800 units of its older model Powerheart AEDs in order to replace a potentially faulty capacitor component. The decision to replace the suspect capacitors was made by the Company following a detailed analysis performed as part of the corrective and preventive actions implemented by the Company in response to the Warning Letter issued by the FDA. The Company has received written notification from the FDA that its voluntary recall plan has been accepted. The Company believes that only a small number of devices may contain faulty capacitors, however, as a precaution, it will recall all the units and replace the capacitors as necessary. No adverse effects or patient injuries have occurred as a result of the suspect capacitors.

      Also in May 2004, the Company initiated a limited, voluntary recall of approximately 4,800 AED batteries due to an error made by the Company's battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. As of June 30, 2004, the recall has been substantially completed and customers have received replacement batteries.

      The Company estimates the cost of these voluntary recall actions could range from $1,000 to $1,200, however, the Company has received from its suppliers credits against existing and future amounts due to these suppliers totaling $1,240, which have been recorded to accrued expenses to establish a warranty accrual for these recall matters. Actual recall related costs incurred have been charged against this accrual and totaled approximately $400 to date as of June 30, 2004.

      Stock Based Compensation

      On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 allows for three methods of transition for those companies that adopt SFAS 123's provisions for fair value recognition. SFAS 148's transition guidance and provisions for annual and interim disclosures are effective for fiscal periods ending after December 15, 2002. The Company has not adopted fair value accounting for employee stock options under SFAS 123 and SFAS 148.

      The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion ("APB") 25.

      Additionally, in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company measures stock based non-employee compensation at fair value.

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

      Pro forma Effect of Stock-Based Compensation

      Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS 123, the Company's total stock-based compensation cost, pro forma net loss, and pro forma net loss per share, basic and diluted, would have been as follows:

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
                                                                    2004        2003         2004        2003
                                                                 ----------  ----------   ----------  ----------
   Net loss, as reported                                         $   (5,321) $   (1,974)  $  (10,153) $   (4,556)
       Add: Compensation expense included in reported loss               --          --           --          --
       Deduct: Compensation expense determined under fair value
               based method                                            (834)       (918)      (1,842)     (1,899)
                                                                 ----------  ----------   ----------  ----------
   Pro forma net loss                                            $   (6,155) $   (2,892)  $  (11,995) $   (6,455)
                                                                 ==========  ==========   ==========  ==========
   Net loss per share, as reported (basic and diluted)           $    (0.07) $    (0.03)  $   (0.13)  $    (0.07)
                                                                 ==========  ==========   ==========  ==========
   Pro forma net loss per share (basic and diluted)              $    (0.08) $    (0.04)  $   (0.15)  $    (0.10)
                                                                 ==========  ==========   ==========  ==========

      Recent Pronouncements

      In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

      The Company's chief operating decision makers are the Executive Management Team which is comprised of the Chief Executive Officer and senior executive officers of the Company. Based on evaluation of the Company's financial information, management believes that the Company operates in one reportable segment with its various product lines that service the external defibrillation and cardiac monitoring industry. The product lines include AEDs and related training, services, and accessories; Powerhearts, electrodes and related accessories; and emergency defibrillators, monitors, CPR products and related accessories.

      The Company's chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company's overall performance in its operating segment.

      The following is a breakdown of net revenue by product line:

                                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                             ------------------   ----------------
                                                                             JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                                               2004      2003      2004      2003
                                                                               ----      ----      ----      ----
      AEDs and related accessories                                           $ 13,835  $ 13,276  $ 25,887  $ 25,690

      AED/CPR training and program management services                          2,043        --     3,782        --
                                                                             --------  --------  --------  --------
            Total AED related revenue                                          15,878    13,276    29,669    25,690
      Powerheart CRMs, electrodes and related accessories                         254       325       587       725
      Emergency defibrillators, monitors, training products and accessories     1,377       926     2,857     2,136
                                                                             --------  --------  --------  --------

                                                                             $ 17,509  $ 14,527  $ 33,113  $ 28,551
                                                                             ========  ========  ========  ========

      The following is a breakdown of net sales by geographic location:

                                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                             ------------------   ----------------
                                                                             JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                                               2004      2003      2004      2003
                                                                               ----      ----      ----      ----
            United States                                                    $ 12,494  $ 10,670  $ 23,705  $ 21,151
            Foreign                                                             5,015     3,857     9,408     7,400
                                                                             --------  --------  --------  --------
                                                                             $ 17,509  $ 14,527  $ 33,113  $ 28,551
                                                                             ========  ========  ========  ========

      The following is a breakdown of the Company's long-lived assets by geographic location as of:

                                                          JUNE 30,  DECEMBER 31,
                                                            2004        2003
                                                            ----        ----
            United States                                 $  5,357  $      6,758
            Foreign                                            273           245
                                                          --------  ------------
                                                          $  5,630  $      7,003
                                                          ========  ============

5. CORPORATE RELOCATION AND RESTRUCTURING

      During the first quarter of 2003, the Company commenced its plan to relocate its corporate headquarters, expanded its manufacturing capacity, and consolidated its accounting and finance functions in Irvine, California. All expansion, relocation, and restructuring activities were completed in the second quarter of 2003.

      Costs related to severance, moving, lease termination and accelerated depreciation of leaseholds and other assets of $718 were incurred and included in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2003.

      The accrual represented costs recognized pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin ("SAB") 100, Restructuring and Impairment Charges. The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued. The plan was completed during the quarter ended June 30, 2003 and there were no significant changes to the original plan. The involuntary one-time employee-termination arrangement established the benefits to be paid to employees and specifically identified the classifications or functions of those employees, their locations, and their expected completion date. All employees were informed about the terms of the benefit arrangement, including the benefits that employees would receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they would receive. The Company reviewed the net book value of leasehold improvements to be abandoned in certain facilities in accordance with SFAS 144, and appropriately recorded an adjustment to accelerate the related depreciation over the revised useful life through their cease-use dates.

6. LONG-TERM DEBT

      During February 2004, the Company secured a $5,000 line of credit from its bank. The line of credit will be used to provide additional working capital, as needed, to fund the Company's growth. The 24-month facility is collateralized by accounts receivable, inventory, cash, and marketable securities, bears interest at the bank's prime rate plus .75% (floor of 5%) with interest payable monthly, and requires the Company to maintain certain financial covenants. In August 2004, the Company obtained a waiver from the bank for the quarter ended June 30, 2004, consistent with the waiver obtained for the quarter ended March 31, 2004, for non-compliance with the net profit covenant required by the agreement. There was no balance outstanding on the line as of June 30, 2004, or through the date of this filing.

      On March 15, 2004, the Company amended its Senior Note and Warrant Agreement (the "Agreement") in order to ease certain financial covenants into 2005 to reflect the Company's actual and expected financial results. In exchange for modifying these covenants, the Company issued warrants to the holders of the Senior Notes to purchase 500,000 shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model and were recorded as additional discount to the Senior Notes and will be amortized over the remaining term of the Senior Notes using the effective interest method. This modification was not considered to be a significant modification of the Agreement.

7. LITIGATION AND OTHER CONTINGENCIES

      On December 3, 2002, the Company filed a Complaint in Orange County Superior Court against Medical Research Laboratories, Inc. ("MRL") alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleged that MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL's stock. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. On February 25, 2003, the Company filed suit against MRL for patent infringement in the United States District Court for the District of Minnesota. The Company alleged that MRL's LifeQuest JumpStart AED infringed the Company's patented disposable electrode pre-connect technology. The Company settled both law suits with MRL on June 24, 2003. Under the terms of the confidential settlement agreement, the Company received a settlement amount from MRL and MRL received the right to license two of the Company's patents for additional royalties.

      In February 2003, the Company filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. ("Philips") in the United States District Court for the District of Minnesota. The suit now charges that Philips' automated external defibrillators sold under the names "HeartStart OnSite Defibrillator", "HeartStart", "HeartStart FR2" and the "HeartStart Home Defibrillator," infringed at least ten of the Company's United States patents. In the same action, the Company also sought a declaration from the Court that the Company's products do not infringe several of Philips' patents and Philips counterclaimed for infringement of the same patents. Many of the Philips Defibrillators' are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company's Powerheart and Survivalink AEDs and are covered under the Company's patents. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

      On April 30, 2003, the Company filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech's Sentry and Reviver AEDs infringe the Company's patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint and asserted counterclaims alleging that the Company has engaged in activities that constitute tortious interference with present and prospective contractual relations, common law business disparagement and statutory business disparagement. The Company responded to the counterclaims with a complete and general denial of the allegations. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

      On March 19, 2004, William S. Parker filed suit against the Company for patent infringement in Michigan Federal Court. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company's AEDs infringe the Patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. At this stage of the litigation, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

      In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's operations or financial position.

8. SUBSEQUENT EVENT

      In July 2004, the Company completed a private placement of common stock and warrants raising $12,370 in gross proceeds. The financing was led by the holders of the Senior Notes. New shares of the Company's common stock of 5,219,409 were issued at a price of $2.37 per share. In addition, five year warrants to purchase 2,087,763 shares of common stock at an exercise price of $2.84 per share were issued. Proceeds of the offering will provide additional working capital and fund product development initiatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

A WARNING ABOUT FORWARD-LOOKING INFORMATION AND THE SAFE HARBOR UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

      This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, among other things,
(i) future expenditures and results, (ii) business strategies, and (iii) the need for, and availability of, additional financing.

      The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in the documents that we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent current reports on Form 8-K.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

      Revenue

      The following is a summary of net revenue by product line for the quarters ended June 30:

                                                             2004               2003              CHANGE
                                                       ---------------    --------------  -----------------
AEDs and related accessories and services              $15,878   90.7%    $13,276   91.4%  $ 2,602   19.6%
Powerheart in-hospital defibrillators and accessories      254    1.4         325    2.2       (71) (21.8)
Patient monitors, training products and accessories      1,377    7.9         926    6.4       451   48.7
                                                       ----------------   ---------------  --------
Total net revenue                                      $17,509  100.0%    $14,527  100.0%  $ 2,982   20.5%
                                                       =================  ===============  =======

      Net revenue for the quarter ended June 30, 2004 increased $2,982 or 20.5% compared to the quarter ended June 30, 2003. This increase was primarily attributable to AED/CPR training and program management services of $2,043 resulting from the acquisition of this business from Complient Corporation in October 2003. In addition, sales of AED products and related accessories increased to $13,835 compared to $13,276 for the same quarter in 2003. This increase was the result of year-over-year growth in international AED revenue of 49%, which was largely offset by continued weakness in the domestic municipal and medical markets, attributable to budgetary constraints and competitive pressures. The remainder of the increase in net revenue was due to $1,377 of patient monitors, training equipment and accessories sold in the quarter ended June 30, 2004 compared to $926 in the same quarter in 2003. We anticipate sales of these products to decrease to approximately $100 next quarter due to the discontinuation and sale of these product lines. We expect that these decreases will be somewhat or completely offset by an increase in AED revenue for the second half of the year.

      Gross Margin

      Cost of goods sold for the quarter ended June 30, 2004 was $7,823 compared to $6,221 for the same quarter in 2003. Gross margins as a percentage of revenue decreased to 55.3% for the quarter ended June 30, 2004 from 57.2% in the same quarter in 2003. The decrease was primarily the result of costs associated with a deadline to fulfill certain installation services and AED training for New York City Schools resulting in lower margins on our service revenue, as well as higher overhead costs per AED unit resulting from lower than planned production levels during the quarter. We expect our gross margin to return to previous levels for the second half of the year.

      Operating Expenses

      The following is a summary of operating expenses as a percentage of net revenue for the quarters ended June 30:

                                  2004                2003            CHANGE
                            ----------------    ----------------   ----------------
Sales and marketing         $ 6,947    39.7%    $ 3,946    27.2%   $ 3,001   76.1%
Research and development      1,456     8.3       1,393     9.6         63    4.5
General and administrative    4,317    24.6       3,207    22.1      1,110   34.6
Amortization                    504     2.9         381     2.6        123   32.3
                            ----------------    ----------------   -------
Total operating expenses    $13,224    75.5%    $ 8,927    61.5%   $ 4,297   48.1%
                            ================    ================   =======

      Sales and marketing expenses increased by 76.1% to $6,947 for the quarter ended June 30, 2004. The increase is primarily attributable to higher direct marketing programs in the U.S. ($1,072), expanded international direct sales operations, primarily in the U.K and Germany ($819), new sales and marketing expenses related to program management and training services pursuant to the business acquired from Complient in October 2003 ($634), and the establishment of a new inside sales team ($229). We expect to realize some decrease in sales and marketing expense as a percent of revenue for the second half of 2004.

      Research and development expenses for the quarter ended June 30, 2004 increased by $63 or 4.5% compared to the same quarter in 2003. In the quarter ended June 30, 2004, research and development expenses were 8.3% of revenue, down from 9.6% of revenue in the same quarter in 2003. Although resources such as headcount and project costs were allocated to different projects in 2004 compared to 2003, the overall impact on research and development expense was neutral for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. We expect research and development expenses to decrease somewhat in the second half of the year.

      General and administrative expenses increased $1,110 or 34.6% during the quarter ended June 30, 2004 compared with the same quarter in 2003. As a percentage of revenue, general and administrative expenses increased to 24.7% in the quarter ended June 30, 2004 from 22.1% in the same quarter in 2003. The absolute dollar increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($453), increased legal, accounting, consulting and corporate governance costs ($546), and higher bad debt expense ($253). These increases were partially offset by a decrease in costs related to our relocation and expansion of facilities in 2003 ($178) and a net gain on sales of assets in the quarter ended June 30, 2004 ($280). We expect to realize some decrease in general and administrative expenses during the second half of 2004.

      Amortization of intangibles was $504 for the quarter ended June 30, 2004, an increase of $123 or 32.3% from the $381 for the same quarter in 2003. The increase is the result of additional amortization expense of certain identifiable intangible assets related to the Complient acquisition in October 2003. We expect amortization expense to remain constant for the balance of 2004.

      Interest and Other Expense

      Net interest and other expenses increased by $300 for the quarter ended June 30, 2004 compared to the same quarter in 2003. This increase was primarily due to higher interest expense based on the average outstanding note balance and amortization of warrants using the effective interest rate method, both of which are associated with the senior notes payable issued in May 2002.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Revenue

      The following is a summary of net revenue by product line for the six months ended June 30:

                                                             2004               2003             CHANGE
                                                       ---------------   ----------------   ----------------
AEDs and related accessories and services              $29,669    89.6%  $25,690   90.0%    $ 3,979    15.5%
Powerheart in-hospital defibrillators and accessories      587     1.8       725    2.5        (138)  (19.0)
Patient monitors, training products and accessories      2,857     8.6     2,136    7.5         721    33.8
                                                       ----------------  ---------------    -------
Total net revenue                                      $33,113   100.0%  $28,551  100.0%    $ 4,562    16.0%
                                                       ================  ===============    =======

      Net revenue for the six months ended June 30, 2004 increased $4,562 or 16.0% compared to the six months ended June 30, 2003. This increase was primarily attributable to AED/CPR training and program management services of $3,782 resulting from the acquisition of this business from Complient

Corporation in October 2003. Sales of AED products and related accessories for the six months ended June 30, 2004 were relatively flat at $25,887 compared to $25,690 for the same period in 2003. In addition, we sold $2,857 of patient monitors, training equipment and accessories in the six months ended June 30, 2004 compared to $2,136 for the six months ended June 30, 2003.

      Gross Margin

      Cost of goods sold for the six months ended June 30, 2004 was $14,331 compared to $12,310 for the six months ended June 30, 2003. Gross margins as a percentage of revenue were 56.7% for the six months ended June 30, 2004 compared to 56.9% in the six months ended June 30, 2003. Although we introduced our new lower material cost version Powerheart AED G3 in August 2003, these cost savings were offset by lower service revenue margins and higher overhead costs on a per unit basis in the second quarter of 2004.

      Operating Expenses

      The following is a summary of operating expenses as a percentage of net revenue for the six months ended June 30:

                                  2004                2003             CHANGE
                            ----------------   -----------------  ---------------
Sales and marketing         $12,950    39.1%   $ 8,363    29.3%   $ 4,587   54.8%
Research and development      3,125     9.4      2,495     8.7        630   25.3
General and administrative    8,483    25.6      6,414    22.5      2,069   32.3
Amortization                  1,007     3.1        830     2.9        177   21.3
                            ----------------   ----------------   -------
Total operating expenses    $25,565    77.2%   $18,102    63.4%   $ 7,463   41.2%
                            ================   ================   =======

      Sales and marketing expenses increased by 54.8% to $12,950 for the six months ended June 30, 2004. The increase is primarily attributable to expanded international sales operations ($1,594), primarily our direct sales operations in the U.K and Germany, new sales and marketing expenses related to program management and training services related to the business acquired from Complient in October 2003 ($1,267), increased U.S. marketing activities ($1,149), and the establishment of a new inside sales team ($393).

      Research and development expenses for the six months ended June 30, 2004 increased by $630 or 25.3% compared to the six months ended June 30, 2003. The increase is primarily attributable to increased headcount and project costs associated with the development of a standard hospital defibrillator for GE Healthcare pursuant to a development agreement signed in July 2003 ($564), as well as the addition of research and development personnel and activities in connection with the business acquired from Complient Corporation in October 2003 ($107).

      General and administrative expenses increased $2,069 or 32.3% during the six months ended June 30, 2004 compared with the six months ended June 30, 2003. The increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($941), increased legal, accounting and corporate governance costs ($1,091), higher commercial and health insurance costs ($367), and higher bad debt expense ($416). These increases were partially offset by a decrease in costs related to our relocation and expansion of facilities in the first quarter of 2003 ($718).

      Amortization of intangibles was $1,007 for the six months ended June 30, 2004, an increase of $177 or 21.3% from the $830 for the six months ended June 30, 2003. The increase is primarily the result of additional amortization expense of certain identifiable intangible assets related to the Complient acquisition in October 2003.

      Interest and Other Expense

      Net interest and other expenses increased by $486 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was primarily due to higher interest expense based on the average outstanding note balance and amortization of warrants using the effective interest rate method, both of which are associated with the senior notes payable issued in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

                                                                  JUNE 30,   DECEMBER 31,
                                                                    2004         2003
                                                                    ----         ----
         Working capital                                         $   18,331   $   22,981
         Current ratio (current assets to current liabilities)    2.0 : 1.0    2.3 : 1.0
         Cash and cash equivalents                                    4,411        8,871
         Accounts receivable, net                                    16,939       20,410
         Inventories                                                 10,346        9,575
         Short-term and long-term borrowings                         48,240       46,575

      The decrease in our current ratio, working capital and cash and cash equivalents is primarily due to our operating loss.

      At June 30, 2004, our days sales outstanding on accounts receivable ("DSO") was approximately 88 days compared to approximately 99 days at March 31, 2004 and 105 days at December 31, 2003.

      In February 2004, we secured a $5,000 line of credit with Silicon Valley Bank. The line of credit will be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank's prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. In August 2004, the Company obtained a waiver from the bank for the quarter ended June 30, 2004 for non-compliance with the net profit covenant required by the line of credit agreement. There was no outstanding balance on the line at June 30, 2004 or through the date of this filing.

      From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities. In 2001, we raised approximately $37,000 in a series of private equity placements and through the exercise of outstanding options and warrants. In May 2002, we entered into a Senior Note and Warrant Purchase Agreement with investors pursuant to which the investors loaned us $50,000. We in turn repaid the $26,468 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. In September 2003, we raised $8,375 in a private equity placement of 2,233,334 shares of our common stock at $3.75 per share to a small group of institutional and accredited investors. In connection with this offering, we also issued 223,333 five-year warrants with an exercise price of $5.00 per share. In July 2004, we raised gross proceeds of $12,370 in a private equity placement of 5,219,409 shares of our common stock at $2.37 per share. In connection with this offering, we issued five-year warrants to purchase 2,087,763 shares of common stock at a price of $2.84 per share.

      In March 2004, we amended the Senior Note and Warrant Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share.

      From inception through June 30, 2004, we have incurred losses of approximately $116,000. Recovery of our assets is dependent upon future events, the outcome of which is indeterminable. Additionally, transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure. The accompanying financial statements have been prepared assuming that we will continue as a going concern.

      Cash used in operating activities for the six months ended June 30, 2004 decreased by $2,191 or 32.7%, to $4,517 from $6,708 for the same period in 2003. This decrease was primarily attributable to a $6,407 reduction in cash used in accounts receivable and a $2,425 reduction in cash used in accounts payable offset by an increase in our net loss for the period of $5,597 and an increase in cash used in prepaid expenses of $2,220.

      Cash used in investing activities for the six months ended June 30, 2004 of $333 changed by $770 or 176.2% compared to cash provided by investing activities of $437 for the same period in 2003. This change was primarily attributable to the refund of the MRL investment of $3,001 in the six months ended June 2003, offset by the funds placed in escrow to buy the minority interest in Artema of $1,299 in the six months ended June 30, 2003 and a decrease in purchases of property and equipment of $944 period over period.

      Cash provided by financing activities for the six months ended June 30, 2004 increased by $107 or 36.8%. This increase was primarily due to an increase in proceeds from the exercise of stock options and warrants and decreased payments on long-term obligations.

      Based on meeting our internal sales growth targets, we believe that our current cash balances, including the proceeds from the private placement in July 2004, combined with net cash that we expect to generate from operations, and proceeds from the sale of a product line expected to close before the end of the year, will sustain our ongoing operations for at least the next twelve months. In the event that we require additional cash to support our operations thereafter, we would attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we were not able to raise additional funds, we might be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any material off-balance sheet arrangements other than non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

      We had no material commitments for capital expenditures as of June 30, 2004.

      The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2004:

                                                  LESS THAN                          AFTER
                                         TOTAL     1 YEAR    1-3 YEARS  4-5 YEARS   5 YEARS
                                       ---------  ---------  ---------  ---------  ---------
      Senior secured promissory notes  $  69,945  $     353  $   8,128  $  61,463         --
      Other long-term obligations             62         30         24          8         --
      Non-cancelable operating leases      6,898      1,628      3,343      1,927         --
                                       ---------  ---------  ---------  ---------  ---------
                                       $  76,905  $   2,011  $  11,495  $  63,398  $      --
                                       =========  =========  =========  =========  =========

INCOME TAXES

      As of December 31, 2003, we have research and experimentation credit carry forwards for federal and state purposes of approximately $3,000 and $1,000, respectively. These credits begin to expire in 2006 for federal purposes and carry forward indefinitely for California state purposes. We have capital loss carry forwards of approximately $1,000 for both federal and state purposes which begin to expire in 2004 for federal purposes and carry forward indefinitely for state purposes. We also have approximately $134,000 and $74,000, respectively, of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2005, respectively. The utilization of net operating loss and tax credit carry forwards will be limited under the provisions of Internal Revenue Code Sections 382 and 1503 and similar state provisions. The limitations could result in the expiration of our net operating loss carry forwards and research and experimentation credit carry forwards before full utilization.

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

GOODWILL AND OTHER INTANGIBLES

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

REVENUE RECOGNITION

      We record revenue in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. We record product sales when we have received a valid customer purchase order for product at a stated price, the customer's credit is approved, and we have shipped the product to the customer whereby title and risk have passed to the customer. Some of our customers are distributors that sell goods to third party end users. We are not contractually obligated to repurchase any inventory from distributors or end user customers. For certain identified distributors where collection may be contingent on the distributor's resale, revenue recognition is deferred and recognized on a "sell through" basis. Training and AED service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers are deferred and amortized straight-line over the related contract period. License fees are deferred and recognized straight-line over the term of the license agreement.

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

LITIGATION AND OTHERS CONTINGENCIES

      We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. We have had ongoing legal expenses related to the Philips matter which have been material and are expected to continue to be material to our results of operations. At this stage of the litigation, as well as for the other cases pending, we have not established an accrual because a loss is not determined to be probable. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to these contingencies. To be recorded as expense, a loss contingency must generally be both probable and measurable. If a loss contingency is material but is not both probable and estimable, we will disclose it in notes to the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 and FIN 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate and Market Risk. We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At June 30, 2004, we invested our available cash in money market securities of high credit quality financial institutions.

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

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 2003, we filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. ("Philips") in the United States District Court for the District of Minnesota. The suit now charges that Philips' automated external defibrillators sold under the names "HeartStart OnSite Defibrillator", "HeartStart", "HeartStart FR2" and the "HeartStart Home Defibrillator," infringed at least ten of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips' patents and Philips counterclaimed for infringement of the same patents. Many of the Philips Defibrillators' are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

         On April 30, 2003, we filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech's Sentry and Reviver AEDs infringe our patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint and asserted counterclaims alleging that we have engaged in activities that constitute tortious interference with present and prospective contractual relations, common law business disparagement and statutory business disparagement. We responded to the counterclaims with a complete and general denial of the allegations. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

         On March 19, 2004, William S. Parker filed suit against us for patent infringement in Michigan Federal Court. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of our AEDs infringe the Patent. The patent is now expired. We have filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. At this stage of the litigation, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

ITEM 5.  OTHER INFORMATION

         In early April, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of our manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in our quality system. We took corrective and preventive action to bring our quality system into compliance. In addition, during May 2004, we initiated a limited voluntary recall of approximately 5,800 units of our older model Powerheart AEDs in order to replace a potentially faulty capacitor component. The decision to replace the suspect capacitors was made by us following a detailed analysis performed as part of the corrective and preventive actions implemented by us in response to the Warning Letter issued by the FDA. We have has received written notification from the FDA that our voluntary recall plan has been accepted.

         We believe that only a small number of devices may contain faulty capacitors, however, as a precaution, we will recall all the units and replace the capacitors as necessary. No adverse effects or patient injuries have occurred as a result of the suspect capacitors.

         Also in May 2004, we initiated a limited, voluntary recall of 4,800 AED batteries due to an error made by our battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. As of June 30, 2004, the recall has been substantially completed and customers have received replacement batteries.

         We estimate the cost of these voluntary recall actions could range from $1,000,000 to $1,200,000, however, we have received from our suppliers credits against existing and future amounts due to these suppliers totaling $1,240,000, which have been recorded to accrued expenses to establish a warranty accrual for these recall matters. Actual recall related costs incurred to date have been charged to this accrual and total approximately $400,000 as of June 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibit 31.1 Chief Executive Officer's Certification as required by
            Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 31.2 Chief Financial Officer's Certification as required by
            Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Chief Executive Officer's Certification as required by
            Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Chief Financial Officer's Certification as required by
            Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

            Form 8-K filed on April 9, 2004, furnishing the press release announcing the preliminary revenue results for the quarter ended March 31, 2004.

            Form 8-K filed on May 9, 2004, furnishing the press release announcing the Company's financial results for the quarter ended March 31, 2004.

            Form 8-K filed on June 1, 2004, disclosing certain voluntary recall actions by the Company related to AED products.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CARDIAC SCIENCE, INC.

                                  ---------------------------------------------
                                                   (Registrant)



Date: August 9, 2004                   /s/ RODERICK DE GREEF
                     ----------------------------------------------------------
                                         Roderick de Greef
                      (Duly Authorized Officer and Principal Financial Officer)