Form 10-Q
period 2004-09-30
CARDIAC SCIENCE INC
filed 2004-11-09
CIK 876188

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 0-19567

                              CARDIAC SCIENCE, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            DELAWARE                                           33-0465681
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                  1900 Main Street, Suite 700, Irvine, CA 92614
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


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


                                 Yes |X| No |_|

      The number of shares of the Common Stock of the registrant outstanding as of November 5, 2004 was 86,171,619.

================================================================================

                              CARDIAC SCIENCE, INC.
                               INDEX TO FORM 10-Q

                                                                                Page
                                                                                 No.
                                                                                ----
                          PART I. FINANCIAL INFORMATION

Item 1.        Unaudited Financial Statements:

               Consolidated Condensed Balance Sheets as of September 30, 2004
                 and December 31, 2003                                           1

               Consolidated Condensed Statements of Operations for the three
                 and nine months ended September 30, 2004 and 2003               2

               Consolidated Condensed Statements of Comprehensive Loss for the
                 three and nine months ended September 30, 2004 and 2003         3

               Consolidated Condensed Statements of Cash Flows for the nine
                 months ended September 30, 2004 and 2003                        4

               Consolidated Condensed Notes to Financial Statements              5

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk       20

Item 4.        Controls and Procedures                                          20


                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                22

Item 2.        Not Applicable

Item 3.        Not Applicable

Item 4.        Not Applicable

Item 5.        Other Information                                                22

Item 6.        Exhibits                                                         23

Signatures                                                                      24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CARDIAC SCIENCE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                  In thousands, except share and per share data

                                                                            September 30,    December 31,
                                                                                2004             2003
                                                                             ---------        ---------
                                     ASSETS
Current assets:
        Cash and cash equivalents                                            $  15,415        $   8,871
        Accounts receivable, net of allowance for doubtful accounts of
        $2,769 at September 30, 2004 and $1,626 at December 31, 2003            15,454           20,410
        Inventories                                                             10,140            9,575
        Prepaid expenses and other current assets                                2,998            2,154
                                                                             ---------        ---------

                Total current assets                                            44,007           41,010

Property and equipment, net                                                      5,133            7,003
Goodwill                                                                       140,544          139,859
Intangible assets, net                                                          10,171           11,626
Other assets                                                                     2,914            3,503
                                                                             ---------        ---------

                Total assets                                                 $ 202,769        $ 203,001
                                                                             =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                     $   6,514        $   8,955
        Accrued expenses                                                         6,782            6,542
        Deferred revenue                                                         2,039            2,479
        Current portion of long term obligations                                    24               53
        Senior notes payable                                                    49,856               --
                                                                             ---------        ---------

                Total current liabilities                                       65,215           18,029

Senior notes payable                                                                --            46,481
Deferred revenue                                                                   738              859
Other long term obligations                                                         28               41
                                                                             ---------        ---------

                Total liabilities                                            $  65,981        $  65,410
                                                                             ---------        ---------

Commitments and contingencies (Note 8)

Stockholders' equity:
        Common stock - $.001 par value; 160,000,000 shares authorized,
          86,170,403 and 80,465,585 shares issued and outstanding at
          September 30, 2004 and December 31, 2003, respectively                    86               80
        Additional paid-in capital                                             257,641          243,219
        Accumulated other comprehensive income                                     (28)             (20)
        Accumulated deficit                                                   (120,911)        (105,688)
                                                                             ---------        ---------

                Total stockholders' equity                                     136,788          137,591
                                                                             ---------        ---------

                Total liabilities and stockholders' equity                   $ 202,769        $ 203,001
                                                                             =========        =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              CARDIAC SCIENCE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  In thousands, except share and per share data

                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                       ---------------------------   ---------------------------
                                                                           2004           2003           2004           2003
                                                                       ------------   ------------   ------------   ------------
Net revenue                                                            $     14,747   $     15,728   $     47,860   $     44,279
Cost of revenue                                                               6,636          6,217         20,967         18,527
                                                                       ------------   ------------   ------------   ------------
        Gross profit                                                          8,111          9,511         26,893         25,752
                                                                       ------------   ------------   ------------   ------------

Operating expenses:
        Sales and marketing                                                   5,561          4,564         18,511         12,927
        Research and development                                              1,373          1,444          4,498          3,939
        General and administrative                                            4,758          3,386         13,521          9,800
        Amortization of intangibles                                             519            381          1,526          1,211
        Gain on sales of assets and other, net                                 (797)            --         (1,077)            --
                                                                       ------------   ------------   ------------   ------------

Total operating expenses                                                     11,414          9,775         36,979         27,877
                                                                       ------------   ------------   ------------   ------------

        Loss from operations                                                 (3,303)          (264)       (10,086)        (2,125)
Interest and other non-operating expense, net                                (1,767)        (1,482)        (5,137)        (4,366)
                                                                       ------------   ------------   ------------   ------------

        Loss before minority interest                                        (5,070)        (1,746)       (15,223)        (6,491)
Minority interest in consolidated subsidiary                                     --             --             --            (48)
                                                                       ------------   ------------   ------------   ------------

        Loss from continuing operations                                      (5,070)        (1,746)       (15,223)        (6,539)
Income from discontinued operations                                              --            256             --            493
                                                                       ------------   ------------   ------------   ------------

        Net loss                                                       $     (5,070)  $     (1,490)  $    (15,223)  $     (6,046)
                                                                       ============   ============   ============   ============

        Loss from continuing operations per share (basic and diluted)  $      (0.06)  $      (0.03)  $      (0.19)  $      (0.10)
                                                                       ============   ============   ============   ============

        Net loss per share (basic and diluted)                         $      (0.06)  $      (0.02)  $      (0.19)  $      (0.09)
                                                                       ============   ============   ============   ============

Weighted average number of shares used in the computation of net loss
  per share and loss from continuing operations per share                85,072,387     67,398,421     80,649,695     67,050,032
                                                                       ============   ============   ============   ============

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                              CARDIAC SCIENCE, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)

                                  In thousands

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                       ------------------------        ------------------------
                                                         2004            2003            2004            2003
                                                       --------        --------        --------        --------
Net loss                                               $ (5,070)       $ (1,490)       $(15,223)       $ (6,046)

Other comprehensive income (loss):
        Foreign currency translation adjustments       $     --            (189)       $     (8)             73
                                                       --------        --------        --------        --------

Comprehensive loss                                     $ (5,070)       $ (1,679)       $(15,231)       $ (5,973)
                                                       ========        ========        ========        ========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  In thousands

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                      2004            2003
                                                                                    --------        --------
Cash flows from operating activities:
Net loss                                                                            $(15,223)       $ (6,046)
Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                   1,919           1,778
        Amortization of intangible assets                                              1,526           1,211
        Minority interest                                                                 --              48
        Provision for allowance for doubtful accounts                                  1,177             286
        Gain on sale of assets                                                        (1,553)             --
        Impairment of assets                                                             190              --
        Accrued interest and amortization of debt discount and issuance costs          5,093           4,422
        Changes in operating assets and liabilities:
                Accounts receivable                                                    3,539          (7,228)
                Inventories                                                           (1,137)         (1,561)
                Placement of Powerheart CRMs at customer locations                       (45)           (531)
                Prepaid expenses and other assets                                       (518)           (265)
                Accounts payable and other liabilities                                (2,244)         (2,505)
                Deferred revenue                                                        (432)             --
                Net assets and liabilities held-for-sale                                  --          (1,460)
                                                                                    --------        --------

Net cash used in operating activities                                                 (7,708)        (11,851)
                                                                                    --------        --------

Cash flows from investing activities:
        Purchase of property and equipment                                            (1,044)         (2,391)
        Acquisition of Lifetec, net of cash acquired                                      --            (354)
        Funds in escrow to buy Artema minority interest                                   --          (1,299)
        (Increase) decrease in goodwill and intangible assets                           (174)          1,027
        Acquisition costs paid                                                           (50)             --
        Refund of investment in MRL                                                       --           3,001
        Proceeds from the sale of assets, net of selling costs                         2,478           1,256
                                                                                    --------        --------

Net cash provided by investing activities                                              1,210           1,240
                                                                                    --------        --------

Cash flows from financing activities:
        Payments on long term obligations                                                (42)           (180)
        Proceeds from exercise of common stock options and warrants                      857             917
        Proceeds from issuance of common stock, net of costs                          12,235           8,364
                                                                                    --------        --------

Net cash provided by financing activities                                             13,050           9,101
                                                                                    --------        --------

Effect of exchange rates on cash and cash equivalents                                     (8)             88
                                                                                    --------        --------

Net decrease in cash and cash equivalents                                              6,544          (1,422)

Cash and cash equivalents at beginning of period                                       8,871          15,598
                                                                                    --------        --------

Cash and cash equivalents at end of period                                          $ 15,415        $ 14,176
                                                                                    ========        ========

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

2.    Continued Existence

      The accompanying consolidated condensed financial statements have been prepared on the basis that the Company will continue as a going concern and that it will recover its assets and satisfy its liabilities in the normal course of business. From inception, the Company has incurred substantial losses and negative cash flows from operations. As of September 30, 2004, the Company had cash on hand of $15,415, negative working capital of $21,208, short and long term debt of $49,908, and an accumulated deficit of $120,911.

      The Company believes that its current cash balance, in combination with net cash expected to be generated from operations, should fund ongoing operations for at least twelve months. The Company's expected net cash from operations is predicated on achieving increases in revenue from the sale of AEDs, somewhat offset by a decrease in revenue from other products, achieving further reductions in its cost of goods sold, controlling operating expenses and reducing its days sales outstanding on accounts receivable ("DSO") ratio.

      If the Company does not realize the expected increases in revenue and reductions in cost of goods sold, or if operating expenses increase substantially, or if it cannot reduce its DSO ratio, the Company may not be able to fund its operations for the next twelve months. In addition, if the Company is uncecessful in negotiating the financial covenants of its Senior Notes (see note 6) the Company may not be able to fund its operations over the next twelve months, and as such, there may be substantial doubt about the Company's ability to continue as a going concern.

      In the event that the Company requires additional funding during the next twelve months, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to current stockholders of the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows.

3.    Summary of Significant Accounting Policies

      In the opinion of the Company's management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2004 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company's audited financial statements included in the Company's 2003 Annual Report on Form 10-K. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results for the full year.


      Inventories

      Inventories are valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains an allowance for obsolescence to adjust the carrying value, as necessary, to the lower of cost or market. The allowance is based on its assessment of future product demand, historical experience, and technical obsolescence, as well as other factors affecting the recoverability of the asset through future sales. Inventories consist of the following as of:

                                            September 30, 2004            December 31, 2003
                                            ------------------            -----------------
Raw materials                                $          3,513              $          3,728
Work in process                                           946                           157
Finished goods                                          5,681                         5,690
                                             ----------------              ----------------
                                             $         10,140              $          9,575
                                             ================              ================

      Goodwill and Intangibles

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company assesses potential impairment on an annual basis on December 31 and compares its market capitalization to the carrying amount of goodwill. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007, 2008, and thereafter is $2,029, $2,029,
$1,982, $1,744, $1,697, and $2,145, respectively.

      Goodwill and other intangible assets consist of the following as of:

                                                   September 30, 2004                                December 31, 2003
                                                   ------------------                                -----------------
                                                     Accumulated                                        Accumulated
                                        Cost         Amortization          Net             Cost         Amortization       Net
                                    ------------    ---------------   -------------    ------------   --------------   ------------
Goodwill                            $    140,544    $           --    $     140,544    $    139,859   $            --   $    139,859
                                    ============    ==============    =============    ============   ===============   ============

Intangible assets subject
  to amortization:
   Patents and patent applications        10,451            (4,222)           6,229          10,396           (3,372)         7,024
   Customer base                           4,082            (1,259)           2,823           4,082             (894)         3,188
   Covenants not to compete                  726              (222)             504             726              (41)           685
   URL website address                       656              (130)             526             640              (32)           608
   Trade name                                378              (378)              --             378             (378)            --
   Purchased software                        128               (39)              89             128               (7)           121
                                    ------------    ---------------   -------------    ------------   --------------   ------------
                                    $     16,421    $       (6,250)   $      10,171    $     16,350   $       (4,724)  $     11,626
                                    ============    ===============   =============    ============   ==============   ============

      The increase in goodwill during the nine months ended September 30, 2004 was due to adjustments to the preliminary purchase price allocation related to the Complient acquisition as follows:

Goodwill at December 31, 2003                                            $      139,859
        Additional acquisition related legal fees                                    50
        Adjustment to net realizable value of certain fixed assets                  532
        Adjustment to net realizable value of other receivable                       25
        Unrecorded pre-acquisition liability                                         78
                                                                         --------------
Goodwill at September 30, 2004                                           $      140,544
                                                                         ==============

      The purchase price allocation related to the Complient acquisition is now final and there will be no further adjustments.

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

                                                             Three Months                  Nine Months
                                                                 Ended                       Ended
                                                           September 30, 2003          September 30, 2003
                                                           ------------------          ------------------
Pro forma net revenue                                    $          18,260           $          51,875
Pro forma net loss                                       $          (1,992)          $          (8,920)
Pro forma net loss per share (basic and diluted)         $           (0.03)          $           (0.12)
Pro forma weighted-averaged shares                              77,648,421                  77,300,032

      Product Warranty

      Our products are generally under warranty against defects in material and workmanship for a period of one to seven years. We estimate warranty costs at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued expense, with a corresponding provision to cost of sales.

      Changes in the product warranty accrual for the nine months ended September 30 were as follows:

                                                              2004               2003
                                                          -----------         -----------
Warranty accrual, beginning of period                     $       836        $      1,604
Accruals for warranties issued during the period                1,454                 242
Warranty expenditures during the period                        (1,713)               (982)
Currency translation adjustments                                   --                  33
                                                          -----------         -----------

                Warranty accrual, end of period           $       577        $        897
                                                          ===========        ============

      In early April 2004, the Company received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of its manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in the Company's quality system. The Company took corrective and preventive action to bring its quality system into compliance. In addition, during May 2004, the Company initiated a limited, voluntary recall of approximately 5,800 units of its older model Powerheart AEDs in order to replace a potentially faulty capacitor component. As of September 30, 2004, the majority of the recalled units in the U.S. have been replaced or repaired and the Company is in the process of executing its international recall plan which represents approximately 10% of total affected units.

      Also in May 2004, the Company initiated a limited, voluntary recall of approximately 4,800 AED batteries due to an error made by the Company's battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. As of September 30, 2004, the recall has been completed and customers have received replacement batteries.

      The Company estimates the cost of these voluntary recall actions could range from $1,000 to $1,200, however, the Company has received from its suppliers credits against existing and future amounts due to these suppliers totaling $1,240, which have been recorded to accrued expenses to establish a warranty accrual for these recall matters and are included in accruals for warranties issued during the period in the table above. Actual recall related costs incurred have been charged against this accrual and totaled approximately $1,123 as of September 30, 2004. At this time, the Company believes its remaining accrual related to the recall will cover any future costs.

      Excluding the impact of the recall costs incurred and vendor credits discussed above, the Company's warranty accrual as of September 30, 2004 would be $460. The decrease in warranty reserve requirements in 2004 compared with 2003 results primarily from AED battery design changes which dramatically extended the life of the battery and battery warranty policy enforcement, both of which resulted in a significant reduction in battery replacements and therefore, a reduction in the overall warranty reserve necessary.

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

      Additionally, in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company measures stock based non-employee compensation at fair value. There were no non-employee grants of stock options during the three and nine month periods ended September 30, 2004 and 2003.

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

      Pro forma Effect of Stock-Based Compensation

      Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS 123, the Company's total stock-based compensation cost, pro forma net loss, and pro forma net loss per share, basic and diluted, would have been as follows:

                                                                  Three Months Ended              Nine Months Ended
                                                             September 30,    September 30,  September 30,   September 30,
                                                                 2004            2003            2004            2003
                                                               --------        --------        --------        --------
Net loss, as reported                                          $ (5,070)       $ (1,490)       $(15,223)       $ (6,046)
     Add: Compensation expense included in reported loss             --              --              --              --
     Deduct: Compensation expense determined under fair
         value based method                                    $   (775)       $   (958)       $ (2,617)       $ (2,857)
                                                               --------        --------        --------        --------
Pro forma net loss                                             $ (5,845)       $ (2,448)       $(17,840)       $ (8,903)
                                                               ========        ========        ========        ========
Net loss per share, as reported (basic and diluted)            $  (0.06)       $  (0.02)       $  (0.19)       $  (0.09)
                                                               ========        ========        ========        ========
Pro forma net loss per share (basic and diluted)               $  (0.07)       $  (0.04)       $  (0.22)       $  (0.13)
                                                               ========        ========        ========        ========


      The significant variables used in the Black-Scholes model for the quarter ended September 30, 2004 were: risk free rate of 3.41%; volatility of 0.63; dividend yield of 0%; and expected term of 4 years.

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

      The Company's Executive Management Team evaluates revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company's overall performance in its operating segment.

      The following is a breakdown of net revenue by product line:

                                                                 Three Months Ended             Nine Months Ended
                                                                 ------------------             -----------------
                                                            September 30,   September 30,   September 30,   September 30,
                                                                2004            2003            2004            2003
                                                               -------         -------         -------         -------
AEDs and related accessories                                   $12,403         $15,102         $38,290         $40,756
AED/CPR training and program management services                 1,818              --           5,600              --
                                                               -------         -------         -------         -------
        Total AED related revenue                               14,221          15,102          43,890          40,756
Powerheart CRMs, electrodes and related accessories                240             238             827           1,001
Emergency defibrillators, monitors, training
  products and accessories                                         286             388           3,143           2,522
                                                               -------         -------         -------         -------
                                                               $14,747         $15,728         $47,860         $44,279
                                                               =======         =======         =======         =======

         The following is a breakdown of net sales by geographic location:

                             Three Months Ended             Nine Months Ended
                             ------------------             -----------------
                         September 30,  September 30,  September 30,  September 30,
                             2004           2003           2004           2003
                            -------        -------        -------        -------
United States               $ 9,536        $12,740        $33,241        $33,816
Foreign                       5,211          2,988         14,619         10,463
                            -------        -------        -------        -------
                            $14,747        $15,728        $47,860        $44,279
                            =======        =======        =======        =======

      The following is a breakdown of the Company's long-lived assets by geographic location as of:

                                              September 30,   December 31,
                                                  2004            2003
                                                ------          ------
United States                                   $4,918          $6,758
Foreign                                            215             245
                                                ------          ------
                                                $5,133          $7,003
                                                ======          ======


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

      The accrual represented costs recognized pursuant to SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities and SEC Staff Accounting Bulletin ("SAB") 100, Restructuring and Impairment Charges. The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued. The plan was completed during the quarter ended September 30, 2003 and there were no significant changes to the original plan. The involuntary one-time employee-termination arrangement established the benefits to be paid to employees and specifically identified the classifications or functions of those employees, their locations, and their expected completion date. All employees were informed about the terms of the benefit arrangement, including the benefits that employees would receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they would receive. The Company reviewed the net book value of leasehold improvements to be abandoned in certain facilities in accordance with SFAS 144, and appropriately recorded an adjustment to accelerate the related depreciation over the revised useful life through their cease-use dates.

6.    Long-Term Debt

      During February 2004, the Company secured a $5,000 line of credit from its bank. The line of credit will be used to provide additional working capital, as needed, to fund the Company's growth. The 24-month facility is collateralized by accounts receivable, inventory, cash, and marketable securities, bears interest at the bank's prime rate plus .75% (floor of 5%) with interest payable monthly, and requires the Company to maintain certain financial covenants. In November 2004, the Company obtained a waiver from the bank for the quarter ended September 30, 2004, consistent with the waivers obtained for the quarters ended March 31, 2004 and June 30, 2004, for non-compliance with certain financial covenants required by the agreement. There was no balance outstanding on the line as of September 30, 2004, or through the date of this filing.

      On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement ("the Agreement") with investors, pursuant to which the investors loaned the Company $50,000. The Senior Notes (the "Notes") are due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement. The Notes accrue interest at 6.9% per annum. During the first three years of the term of the Notes, accrued and unpaid interest on the Notes will, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Notes. After the end of the third year of the term the Notes, any additional accrued and unpaid interest on the Notes will be due and payable in cash quarterly in arrears, and on the termination date of the Notes. The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law. In connection with the Notes, the investors were issued warrants (the "Warrants") for the purchase of an aggregate of 10,000,000 shares of the Company's common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited anti-dilution adjustments. After two years, the Company has the right to force the exercise of the warrants pursuant to the terms of the Agreement.

      On March 15, 2004, the Company amended its Senior Note and Warrant Agreement (the "Agreement") in order to ease certain financial covenants into 2005 to reflect the Company's actual and expected financial results. In exchange for modifying these covenants, the Company issued warrants to the holders of the Senior Notes to purchase 500,000 shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $3.98; risk free rate of 3.2%; volatility of 0.65; dividend yield of 0%; and contractual term of seven years. The value of the warrants was recorded as additional discount to the Senior Notes to be amortized over the remaining term of the Senior Notes using the effective interest method. This modification was not considered to be a significant modification of the Agreement.

      In November, the Company obtained a waiver from the Senior Note holders for non-compliance with a financial covenant for the quarter ended September 30, 2004. In addition, based on the Company's expected results for the quarter and year ending December 31, 2004, it anticipates that it will be in non-compliance of certain financial covenants for those periods. Accordingly the Company has reclassified these Senior Notes Payable to current liabilities as of September 30, 2004. The Company has entered into negotiations with the holders of the Senior Notes to secure a waiver of any non-compliance for the quarter and year ending December 31, 2004, as well as to restructure the financial covenants and certain other terms of the Senior Notes for 2005. Management believes that it will be successful in its negotiations, however, there can be no assurance that an agreement will be reached. If the Company fails to comply with is financial covenants and an agreement is not reached, the Senior Note holders could exercise their rights under the Agreement, and the Company could experience liquidity problems which would have a material adverse effect on the Company.

7.    Common Stock

      In July 2004, the Company completed a private placement of common stock and warrants raising $12,370 in gross proceeds. The holders of the Senior Notes were the lead investors. New shares of the Company's common stock of 5,219,409 were issued at a price of $2.37 per share. In addition, five year warrants to purchase 2,087,763 shares of common stock at an exercise price of $2.84 per share were issued. Proceeds of the offering are providing additional working capital and are funding product development initiatives.

8.    Litigation and Other Contingencies

      On December 3, 2002, the Company filed a Complaint in Orange County Superior Court against Medical Research Laboratories, Inc. ("MRL") alleging declaratory relief and breach of contract arising out of a July 29, 2002 letter of intent entered into between the parties. The Company alleged that MRL failed to comply with certain conditions of closing set forth in the letter of intent whereby the Company would acquire all of MRL's stock. MRL filed a cross-complaint, also seeking breach of contract and declaratory relief arising out of the same letter of intent. On February 25, 2003, the Company filed suit against MRL for patent infringement in the United States District Court for the District of Minnesota. The Company alleged that MRL's LifeQuest JumpStart AED infringed the Company's patented disposable electrode pre-connect technology. The Company settled both law suits with MRL on September 24, 2003. Under the terms of the confidential settlement agreement, the Company received a settlement amount from MRL and MRL received the right to license two of the Company's patents for additional royalties.

      In February 2003, the Company filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. ("Philips") in the United States District Court for the District of Minnesota. The suit alleges that Philips' automated external defibrillators sold under the names "HeartStart OnSite Defibrillator", "HeartStart", "HeartStart FR2" and the "HeartStart Home Defibrillator," infringe at least ten of the Company's United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that the Company's products do not infringe such patents. Many of the Philips defibrillators' are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company's Powerheart and Survivalink AEDs and are covered under the Company's patents. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

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

      On March 19, 2004, William S. Parker filed suit against the Company for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company's AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent has been submitted before the United States Patent and Trademark Office for reexamination. On October 25, 2004, the District Court issued an order staying the litigation pending resolution of the reexamination. At this stage of the litigation, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

      In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's operations or financial position.

9.    Disposals of Assets and Other Expenses

      In May 2004, the Company sold fixed assets in connection with closing our Ohio facility from the Complient acquisition for $23 in cash resulting in a loss of $203 recorded to other operating expenses in the quarter ended June 30, 2004.

      In June 2004, the Company sold the rights to an AED trainer that the Company manufactured for one specific customer for $700 in cash, resulting in a gain of $483 recorded to other operating expenses in the quarter ended June 30, 2004, adjusted down by $96 in the quarter ended September 30, 2004, for a net gain of $387.

      In July, the Company initiated a plan to streamline its international operations by transferring certain administrative and logistics functions to the U.S. and U.K., which resulted in headcount reductions and an accrual for severance of $285 recorded in the quarter ended September 30, 2004

      In August 2004, the Company sold the CPR Prompt product line, which includes products such as CPR Prompt devices, manikins, and training related equipment and supplies, for $1,875 in cash resulting in a net gain of $1,368 recorded to other operating expenses in the quater ended September 30, 2004.

      In September 2004, the Company discontinued its Diascope product line, which is manufactured by a contract manufacturer in Asia and sold only in international markets. As of September 30, 2004, substantially all of the inventory on hand was sold. The Company recorded an impairment of assets related to the discontinuance of the product line of $190 to other operating expenses in the quarter ended September 30, 2004.

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

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

      This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward looking statements be subject to the safe harbors created thereby. In some cases, you can identify forward-looking statements by words like "may," "will," "should," "could," "believes," "intends," "expects," "anticipates," "plans," "estimates," "predicts," "potential," "continue" and similar expressions. These forward-looking statements relate to, among other things, (i) future expenditures and results, (ii) business strategies, and (iii) the need for, and availability of, additional financing.

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

Results of Operations

Quarter Ended September 30, 2004 Compared to the Quarter Ended September 30,
2003

      Revenue

      The following is a summary of net revenue by product line for the quarters ended September 30:

                                                                     2004                    2003                   Change
                                                              -------------------    -------------------     -------------------
Revenue:
     AEDs and related accessories                             $12,403       84.1%    $15,102       96.0%    $(2,699)      (17.9%)
     AED/CPR training and program                               1,818       12.3%         --         --       1,818         n/a
       management services
                                                              -------     -------    -------     -------     -------

             Total AED related revenue                         14,221       96.4%     15,102       96.0%       (881)       (5.8%)
     Powerheart in-hospital defibrillators and accessories        240        1.6%        238        1.5%          2         0.8%
     Patient monitors, training products and accessories          286        2.0%        388        2.5%       (102)      (26.3%)
                                                              -------     -------    -------     -------     -------
             Total net revenue                                $14,747      100.0%    $15,728      100.0%    $  (981)       (6.2%)
                                                              =======     =======    =======     =======     =======


      Net revenue for the quarter ended September 30, 2004 decreased $981 or 6.2% compared to the quarter ended September 30, 2003. This decrease was primarily the result of increased competition and longer sales cycles in the domestic AED markets, somewhat offset by continued growth in AED sales internationally and the AED/CPR training business which accounted for $1,818 in revenue. We anticipate little to no sales of patient monitors, training equipment and accessories in the fourth quarter due to the recent disposal of these product lines. We expect that these decreases will be offset by an increase in AED revenue in the fourth quarter.

      Gross Margin

      Cost of revenue for the quarter ended September 30, 2004 was $6,636 compared to $6,217 for the same quarter in 2003. Gross margins as a percentage of revenue decreased to 55.0% for the quarter ended September 30, 2004 from 60.5% in the same quarter in 2003. This decrease in margin was primarily due to a higher mix of international OEM sales which have a lower gross margin compared to domestic direct sales and the comparatively lower margin on service revenue (AED/CPR training and program management services) that did not exist in the same quarter in 2003. Cost of service revenue was $1,027 for the quarter ended September 30, 2004 with a gross margin of 43.5%. We expect our gross margin to return to previous levels for the last quarter of the year.

      During the quarter ended December 31, 2003, we recorded an impairment charge of $2,917 for the write off of first generation Powerhearts and CRM in-hospital defibrillators in inventory related to a strategic decision to discontinue the "no cap" Powerheart in-hospital defibrillator placement model. The majority of this inventory written off is still on hand. There was one sale of first generation Powerhearts of $75 that had a favorable impact on our margin in the quarter ended September 30, 2004.

      Operating Expenses

      The following is a summary of operating expenses as a percentage of net revenue for the quarters ended September 30:

                                                   2004                         2003                       Change
                                          ----------------------       ---------------------      ------------------------
Sales and marketing                       $  5,561          37.7%      $  4,564         29.0%     $    997          21.8%
Research and development                     1,373           9.3%         1,444          9.2%          (71)         (4.9)%
General and administrative                   4,758          32.3%         3,386         21.6%        1,372          40.5%
Amortization                                   519           3.5%           381          2.4%          138          36.2%
Gain on sale of assets and other, net         (797)         (5.4)%           --           --          (797)          n/a
                                          --------      --------       --------     --------      --------
Total operating expenses                  $ 11,414          77.4%      $  9,775         62.2%     $  1,639          16.8%
                                          ========      ========       ========     ========      ========

      Sales and marketing expenses increased by 21.8% to $5,561 for the quarter ended September 30, 2004. The increase is primarily attributable to higher direct marketing programs in the U.S. ($809), expanded international direct sales operations, primarily in the U.K and Germany ($166), new sales and marketing expenses related to program management and training services associated with the business acquired from Complient in October 2003 ($400), and the establishment of an inside sales team ($148). These increases were partially offset by a reduction in U.S. direct selling costs ($508). As anticipated, we realized a sequential decrease in sales and marketing expense of $1,386 and a decrease as a percent of revenue to 37.7% from 39.7% for the third quarter compared to the second quarter of 2004 and expect further decreases in the fourth quarter of 2004.

      Research and development expenses for the quarter ended September 30, 2004 decreased by $71 or 4.9% compared to the same quarter in 2003. In the quarter ended September 30, 2004, research and development expenses were 9.3% of revenue, consistent with 9.2% of revenue in the same quarter in 2003. Although resources such as headcount and project costs were allocated to different projects in 2004 compared to 2003, the overall impact on research and development expense was neutral for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. We expect research and development expenses to increase somewhat in the last quarter of the year.

      General and administrative expenses increased $1,372 or 40.5% during the quarter ended September 30, 2004 compared with the same quarter in 2003. As a percentage of revenue, general and administrative expenses increased to 32.3% in the quarter ended September 30, 2004 from 21.5% in the same quarter in 2003. The absolute dollar increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($125), increased legal costs ($239), increased accounting and consulting costs, primarily related to Sarbanes Oxley compliance ($165), increased insurance costs ($219) and higher bad debt expense resulting from the uncertainty as to the collectibility of certain accounts ($467). We expect general and administrative expenses to remain relatively constant during the fourth quarter of 2004.

      Amortization of intangibles was $519 for the quarter ended September 30, 2004, an increase of $138 or 36.2% from the $381 for the same quarter in 2003. The increase is the result of additional amortization expense of certain identifiable intangible assets related to the Complient acquisition in October 2003. We expect amortization expense to remain constant for the balance of 2004.

      Net gain on sale of assets and other costs was $797 for the quarter ended September 30, 2004 and consisted of the gain on sale of the CPR prompt product line ($1,368) offset by an impairment of assets related to the discontinuance of the Diascope product line ($190), adjustment to reduce the gain on sale of a product line in the quarter ended June 30, 2004 ($96), and severance related to headcount reductions from consolidating our international operations ($285).

      Interest and Other Non-operating Expense, Net

      Net interest and other expenses increased by $285 to $1,767 for the quarter ended September 30, 2004 compared to $1,482 for the same quarter in 2003. This increase was primarily due to higher interest expense this quarter compared to the same quarter last year based on the average outstanding note balance and amortization of warrants, including the additional warrants issued in March 2004, using the effective interest rate method, both of which are associated with the Senior Notes issued in May 2002.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Revenue

      The following is a summary of net revenue by product line for the nine months ended September 30:

                                                                       2004                    2003                   Change
                                                               -------------------     -------------------     ---------------------
Revenue:
     AEDs and accessories                                      $38,290       80.0%     $40,756       92.0%     $(2,466)       (6.1%)
     AED/CPR training and program
       management services                                       5,600       11.7%          --         --        5,600         n/a
                                                               -------     -------     -------     -------     -------
             Total AED related revenue                          43,890       91.7%      40,756       92.0%       3,134         7.7%
     Powerheart in-hospital defibrillators and accessories         827        1.7%       1,001        2.3%        (174)      (17.4%)
     Patient monitors, training products and accessories         3,143        6.6%       2,522        5.7%         621        24.6%
                                                               -------     -------     -------     -------     -------
             Total net revenue                                 $47,860      100.0%     $44,279      100.0%     $ 3,581         8.1%
                                                               =======     =======     =======     =======     =======

      Net revenue for the nine months ended September 30, 2004 increased $3,581 or 8.1% compared to the nine months ended September 30, 2003. This increase was primarily attributable to AED/CPR training and program management services of $5,600 resulting from the acquisition of this business from Complient Corporation in October 2003, partially offset by a decrease of $2,466 in sales of AED products and related accessories due to increased competition and longer sales cycles in the domestic AED markets. Revenue from AED sales internationally increased year over year. Revenue from the sale of patient monitors, training products and accessories increased by $621 or 24.6% for the nine months ended September 30, 2004 compared with the same period in 2003 primarily due to the addition of the CPR training products resulting from the Complient acquisition.

      Gross Margin

      Cost of revenue sold for the nine months ended September 30, 2004 was $20,967 compared to $18,527 for the nine months ended September 30, 2003. Gross margins as a percentage of revenue were 56.2% for the nine months ended September 30, 2004 compared to 58.2% in the nine months ended September 30, 2003. Although we introduced our new lower material cost version Powerheart AED G3 in August 2003, these cost savings were offset by a higher mix of international OEM sales which have lower gross margins when compared to domestic direct sales and lower margins on service revenue that did not exist in the same period in 2003. Cost of service revenue was $3,399 for the nine months ended September 30, 2004 with a gross margin of 39.3%.

      During the quarter ended December 31, 2003, we recorded an impairment charge of $2,917 for the write off of first generation Powerhearts and CRM in-hospital defibrillators in inventory related to a strategic decision to discontinue the "no cap" Powerheart in-hospital defibrillator placement model. The majority of this inventory written off is still on hand. There were two sales of first generation Powerhearts totaling $130 that had a favorable impact on our margin in the nine months ended September 30, 2004.

      Operating Expenses

      The following is a summary of operating expenses as a percentage of net revenue for the nine months ended September 30:

                                                   2004                          2003                      Change
                                           ----------------------       ---------------------      ----------------------
Sales and marketing                        $ 18,511          38.7%      $ 12,927         29.2%     $  5,584          43.2%
Research and development                      4,498           9.4%         3,939          8.9%          559          14.2%
General and administrative                   13,521          28.3%         9,800         22.1%        3,721          38.0%
Amortization                                  1,526           3.2%         1,211          2.8%          315          26.0%
Gain on sales of assets and other, net       (1,077)         (2.3%)           --           --        (1,077)          n/a
                                           --------       --------     --------      --------      --------
Total operating expenses                   $ 36,979          77.3%      $ 27,877         63.0%     $  9,102          32.7%
                                           ========       ========     ========      ========      ========

      Sales and marketing expenses increased by 43.2% to $18,511 for the nine months ended September 30, 2004. The increase is primarily attributable to expanded international sales operations, primarily our direct sales operations in the U.K and Germany ($1,760), new sales and marketing expenses related to program management and training services related to the business acquired from Complient in October 2003 ($1,667), increased U.S. marketing activities ($2,091), and the establishment of an inside sales team ($541). These increases were partially offset by a reduction in U.S. direct selling costs ($457).

      Research and development expenses for the nine months ended September 30, 2004 increased by $559 or 14.2% compared to the nine months ended September 30, 2003. The increase is primarily attributable to increased headcount and project costs associated with the development of a standard hospital defibrillator for GE Healthcare pursuant to a development agreement signed in July 2003, as well as some additional costs in the first half of the year related to personnel and activities in connection with the business acquired from Complient Corporation in October 2003.

      General and administrative expenses increased $3,721 or 38.0% during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003. The increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($1,066), increased legal costs ($942), increased accounting, consulting and corporate governance costs ($553), higher commercial and health insurance costs ($586), and higher bad debt expense resulting from the uncertainty as to the uncollectibility of certain accounts($891). These increases were partially offset by a decrease in costs related to our relocation and expansion of facilities in the first quarter of 2003 ($718).

      Amortization of intangibles was $1,526 for the nine months ended September 30, 2004, an increase of $315 or 26.0% from the $1,211 for the nine months ended September 30, 2003. The increase is primarily the result of additional amortization expense of certain identifiable intangible assets related to the Complient acquisition in October 2003.

      Net gain on sale of assets and other costs was $1,077 for the nine months ended September 30, 2004 and consisted of the gain on sale of the CPR Prompt product line ($1,368) and the AED trainer product ($387), offset by a loss on sales of fixed assets ($203), an impairment of assets related to the discontinuance of the Diascope product line ($190) and severance related to headcount reductions from consolidating our international operations ($285).

      Interest and Other Non-Operating Expense, Net

      Net interest and other expenses increased by $771 to $5,137 for the nine months ended September 30, 2004 compared to $4,366 for the nine months ended September 30, 2003. This increase was primarily due to higher interest expense in 2004 compared to 2003 based on the average outstanding note balance and amortization of warrants using the effective interest rate method, both of which are associated with the senior notes payable issued in May 2002.

Liquidity and Capital Resources

                                                                September 30,            December 31,
                                                                    2004                     2003
                                                                    ----                     ----
Working capital                                                  $  (21,208)              $   22,981
Current ratio (current assets to current liabilities)            0.67 : 1.0                2.3 : 1.0
Cash and cash equivalents                                        $   15,415               $    8,871
Accounts receivable, net                                         $   15,454               $   20,410
Inventories                                                      $   10,140               $    9,575
Short-term and long-term borrowings                              $   49,908               $   46,575

      The decrease in our current ratio and working capital is due to the reclassification of the Senior Notes to current liabilities due to the anticipated non-compliance with certain financial covenants for the quarter and year ending December 31,2004. The increase in cash and cash equivalents is primarily due to proceeds from our private placement of common stock in July 2004.

      At September 30, 2004, our days sales outstanding on accounts receivable ("DSO") was approximately 95 days compared to approximately 88 days at June 30, 2004 and 105 days at December 31, 2003. We anticipate that our DSO will average approximately 90 days during 2004, which is a decrease from late 2003 resulting from more aggressive collection efforts and a decrease in the revenue mix for sales in the indirect distribution channel in 2004 compared with 2003.

      In February 2004, we secured a $5,000 line of credit with Silicon Valley Bank. The line of credit will be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank's prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. In November 2004, we obtained a waiver from the bank for the quarter ended September 30, 2004 for non-compliance with certain financial covenants required by the line of credit agreement. There was no outstanding balance on the line at September 30, 2004 or through the date of this filing.

      On May 29, 2002, we entered into a Senior Note and Warrant Purchase Agreement ("the Agreement") with investors, pursuant to which the investors loaned us $50 million. The Senior Notes (the "Notes") are due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement. The Notes accrue interest at 6.9% per annum. During the first three years of the term of the Notes, accrued and unpaid interest on the Notes will, at the option , a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Notes. After the end of the third year of the term the Notes, any additional accrued and unpaid interest on the Notes will be due and payable in cash quarterly in arrears, and on the termination date of the Notes. The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law. In connection with the Notes, the investors were issued warrants (the "Warrants") for the purchase of an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited anti-dilution adjustments. After two years, we have the right to force the exercise of the warrants pursuant to the terms of the Agreement.

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

      In March 2004, we amended the Senior Note and Warrant Agreement (the "Agreement") in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $3.98; risk free rate of 3.2%; volatility of 0.65; dividend yield of 0%; and contractual term of seven years. The value of the warrants was recorded as additional discount to the Senior Notes to be amortized over the remaining term of the Senior Notes using the effective interest method. This modification was not considered to be a significant modification of the Agreement.

      In November, we obtained a waiver from the Senior Note holders for non-compliance with a financial covenant for the quarter ended September 30, 2004. In addition, based on our expected results for the quarter and year ending December 31, 2004, we anticipate that we will be in non-compliance of certain financial covenants for those periods. Accordingly we have reclassified these Senior Notes Payable to current liabilities as of September 30, 2004. We have entered into negotiations with the holders of the Senior Notes to secure a waiver of any non-compliance for the quarter and year ending December 31, 2004 periods, as well as to restructure the financial covenants and certain other terms of the Senior Notes for 2005. Management believes that it will be successful in its negotiations, however, there can be no assurance that an agreement will be reached. If we fail to comply with the financial covenants and an agreement is not reached, the Senior Note holders could exercise their rights under the Agreement, and we could experience liquidity problems which would have a material adverse effect.


      Cash used in operating activities for the nine months ended September 30, 2004 decreased by $4,143 or 35.0% to $7,708 from $11,851 for the same period in 2003. This decrease was primarily attributable to a $10,767 reduction in cash used in accounts receivable and a $1,460 reduction in cash used in net assets and liabilities held for sale, offset by an increase in our net loss for the period of $9,177.

      Cash provided by investing activities for the nine months ended September 30, 2004 of $1,210 decreased by $30 or 2.4% compared to cash provided by investing activities of $1,240 for the same period in 2003. This change was primarily attributable to the refund of the MRL investment of $3,001 and the goodwill cash adjustment of $1,027 in the nine months ended September 2003, substantially offset by the funds placed in escrow to buy the minority interest in Artema of $1,299 in the nine months ended September 30, 2003 and a decrease in purchases of property and equipment of $1,347 period over period and an increase in proceeds from sales of assets period over period.

      Cash provided by financing activities for the nine months ended September 30, 2004 increased by $3,949 or 43.4% compared to the same period in 2003. This increase was primarily due to an increase in proceeds from the private placements of common stock year over year.

      The accompanying consolidated condensed financial statements have been prepared on the basis that we will continue as a going concern and that we will recover our assets and satisfy our liabilities in the normal course of business. From inception, we have incurred substantial losses and negative cash flows from operations. As of September 30, 2004, the Company had cash on hand of $15,415, negative working capital of 21,208, short and long term debt of $49,908, and an accumulated deficit of $120,911.

      We believe that our current cash balance, in combination with net cash expected to be generated from operations, will fund ongoing operations for at least twelve months. Our expected net cash from operations is predicated on achieving increases in revenue from the sale of AEDs, somewhat offset by a decrease in revenue from other products, achieving further reductions in our cost of goods sold, controlling operating expenses and reducing our DSO ratio.

      If we do not realize the expected increases in revenue and reductions in cost of goods sold, or if operating expenses increase substantially, or if we cannot reduce our DSO ratio, we may not be able to fund our operations for the next twelve months. In addition, if we are unsuccessful in negotiating the financial covenants of our Senior Notes , we may not be able to fund our operations over the next twelve months, and as such, there may be substantial doubt about our ability to continue as a going concern.

      In the event that we require additional funding during the next twelve months, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to current stockholders of the Company. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

      We do not have any material off-balance sheet arrangements other than non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

      We had no material commitments for capital expenditures as of September 30, 2004.

      The following table presents our expected cash requirements for contractual obligations outstanding as of September 30, 2004:

                                                            Less than                                   After
                                                Total         1 Year      1-3 Years     4-5 Years      5 Years
                                                -----         ------      ---------     ---------      -------
Senior notes payable, including interest     $     69,945  $     62,876  $      7,068  $         --             --
Other long-term obligations                            52            24            24             4             --
Non-cancelable operating leases                     5,953         1,447         2,970         1,536             --
                                             ------------  ------------  ------------  ------------  -------------
                                             $     75,950  $     64,347  $     10,062  $      1,540  $          --
                                             ============  ============  ============  ============  =============

The senior notes payable have been reclassified to current liabilities as of September 30, 2004 due to anticipated non-compliance with certain financial covenants. Therefore, the principal amount of the note is shown in the less than 1 year column in the table above. However, the company expects to negotiate the financial covenants with the lender and does not anticipate having to pay off the notes in the next twelve months. Therefore future interest expense on the notes has been included in the table above.

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

Valuation of Inventory

      Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value, as necessary, to the lower of cost or market. The allowance is based on our assessment of future product demand, historical experience and technical obsolescence, as well as other factors affecting the recoverability of the asset through future sales. Unfavorable changes in estimates of obsolete inventory would result in an increase in the allowance and a decrease in gross profit.

Goodwill and Other Intangibles

      In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We test goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the carrying amount of goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. To date, we have not determined or recorded an impairment of goodwill since our market capitalization at the date of the impairment tests has never been less than the carrying amount of goodwill. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Valuation of Warrants

      We periodically issue warrants in connection with debt issuances and in exchange for goods and services. We follow the guidance of APB No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" for warrants we issue in connection with debt. We follow the guidance in EITF No. 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" for warrants we issue in exchange for or in connection with goods and services. Management considers a number of factors, including independent valuations, when determining the fair value of warrants issued. We estimate the fair value of warrants issued using the Black-Scholes model. Of the various assumptions considered by the Black-Scholes model, the volatility and the risk free rate used require us to make certain assumptions and estimations. We estimate volatility using a statistical method based on the historical daily stock price for the historical period equal to the expected life of the warrant being valued. The risk free interest rate is determined using the treasury note rate for the number of years corresponding to the expected life of the warrant being valued. Potentially, the value of warrants could be materially different if different assumptions were used and under different markets conditions.

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

      We are not contractually obligated to repurchase any inventory from distributors or end user customers. Some of our customers are distributors that sell goods to third party end users. For certain identified distributors where collection may be contingent on the distributor's resale, revenue recognition is deferred and recognized on a "sell through" basis. The determination of whether sales to distributors are contingent on resale is subjective because we must assess the financial wherewithal of the distributor to pay us regardless of resale. For sales to distributors, we consider several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.

      We offer limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. We have no arrangements that provide for volume discounts at a later date, such as based on meeting certain quarterly or annual purchase levels. Rebates are paid quarterly or annually based on sales performance and are accrued for at the end of a reporting period. To date, all rebate arrangements have been immaterial.

      We follow the guidance of EITF No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." In accordance, we consider our program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Training and AED program management service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers pursuant to annual or multi-year terms are deferred and amortized straight-line over the related contract period.

      Upfront license fees are deferred and recognized to revenue using the straight-line method over the term of the related license agreement. Royalty revenue are due and payable quarterly (generally 60 days after period end) pursuant to the related license agreements. An estimate of royalty revenue is recorded quarterly in the period it is earned based on the prior quarter's historical results adjusted for any new information or trends known to management at the time of estimation.

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

Litigation and Others Contingencies

      We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes. We have had ongoing legal expenses related to the Philips matter which have been material and are expected to continue to be material to our results of operations. At this stage of the litigation, as well as for the other cases pending, we have not established an accrual because a loss is not determined to be probable. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to these contingencies. To be recorded as expense, a loss contingency must generally be both probable and measurable. If a loss contingency is material but is not both probable and estimable, we will disclose it in the notes to the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate and Market Risk.

      We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At September 30, 2004, we invested our available cash in money market securities of high credit quality financial institutions.

      Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates. However, our line of credit with our bank bears interest at our bank's prime rate plus .75% and if we ever draw down upon the line of credit, the outstanding balance could be affected by fluctuations in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures.

      Our management, including the Chief Executive Officer, Chief Financial Officer and Vice President Finance, conducted an evaluation during the most recent quarter of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended). Based on that evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President Finance concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934, as amended, have been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

      Changes in Internal Controls.

      There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Sarbanes-Oxley Section 404 Compliance.

      Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require us to include an internal control report from management in our Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness our internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal control over financial reporting.

      Our management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since 2003. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

      During the quarter ended September 30, 2004, we commenced testing of our internal controls. Our documentation and testing to date has identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In February 2003, we filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. ("Philips") in the United States District Court for the District of Minnesota. The suit now charges that Philips' automated external defibrillators sold under the names "HeartStart OnSite Defibrillator", "HeartStart", "HeartStart FR2" and the "HeartStart Home Defibrillator," infringe at least ten of our United States patents. In the same action, we also sought a declaration from the Court that our products do not infringe several of Philips' patents and Philips counterclaimed for infringement of the same patents. Many of the Philips Defibrillators' are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

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

      On March 19, 2004, William S. Parker filed suit against us for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of our AEDs infringe the Patent. The patent is now expired. We have filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent has been submitted before the United States Patent and Trademark Office for reexamination. On October 25, 2004, the District Court issued an order staying the litigation pending resolution of the reexamination. At this stage of the litigation, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

Item 5. Other Information

      In early April, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of our manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in our quality system. We took corrective and preventive action to bring our quality system into compliance. In addition, during May 2004, we initiated a limited voluntary recall of approximately 5,800 units of our older model Powerheart AEDs in order to replace a potentially faulty capacitor component. As of September 30, 2004, the majority of the recalled units in the U.S. have been replaced or repaired and we are in the process of executing our international recall plan which represents approximately 10% of total affected units.

      Also in May 2004, we initiated a limited, voluntary recall of 4,800 AED batteries due to an error made by our battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. As of September 30, 2004, the recall has been completed and customers have received replacement batteries.

      We estimate the cost of these voluntary recall actions could range from $1,000 to $1,500. We have received from our suppliers credits against existing and future amounts due to these suppliers totaling $1,240, which have been recorded to accrued expenses to establish a warranty accrual for these recall matters. Actual recall related costs incurred to date have been charged against this accrual and totaled approximately $1,123 as of September 30, 2004. At this time, we believe the remaining accrual related to the recall will cover any future costs.

Item 6. Exhibits

            Exhibit 10.12       Second Amended and Restated Employment Agreement
                                by and between Cardiac Science and Raymond W. Cohen, dated August 20, 2004

            Exhibit 10.13       Second Amended and Restated Employment Agreement by
                                and between Cardiac Science and Roderick C. de Greef, dated August 20, 2004

            Exhibit 10.14       Second Amended and Restated Employment Agreement by
                                and between Cardiac Science and Howard Evers, dated August 20, 2004

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


                                          CARDIAC SCIENCE, INC.
                                       -----------------------------------------
                                              (Registrant)


Date: November 9, 2004                       /s/ RODERICK DE GREEF
                                       -----------------------------------------
                                                 Roderick de Greef
                                           (Duly Authorized Officer and
                                            Principal Financial Officer)