Form 10-K/A
period 2003-12-31
CARDIAC SCIENCE INC
filed 2004-11-22
CIK 876188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

 EXPLANATORY NOTE

This amendment No. 1 (the “Amendment”) amends the Annual Report on Form 10-K for Cardiac Science, Inc. for the year ended December 31, 2003 (the “Report”), by revising certain information contained in Items 7, 8, and 15 of the Report, including The Notes to the Consolidated Financial Statements and Schedule II - Valuation and Qualifying Accounts. Cardiac Science is filing this Amendment to clarify certain disclosures contained in the Report.

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

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K/A and the other reports, releases, and statements (both written and oral) issued by us and our officers from time to time may contain statements concerning our future results, future performance, intentions, objectives, plans, and expectations that are deemed to be “forward-looking statements.” These statements, including statements regarding:

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

At the end of 2003, we made a strategic decision to discontinue the “no cap” Powerheart CRM placement business model in U.S. hospitals in favor of a capital sale model focused on key distribution relationships such as those we entered into in 2003 with General Electric Medical Systems and the Premier, Inc. buying group. In 2001, we adopted the “no cap” model, whereby we marketed the Powerheart to U.S. hospitals directly, and agreed to place Powerheart units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge to the customer in exchange for an agreement to purchase our proprietary, disposable defibrillation electrodes monthly or quarterly. We believed this “no cap” model would increase the rate of adoption of our AECD/CRM technology by addressing the capital budget constraints many U.S. hospitals face and would ultimately result in higher levels of recurring revenue from disposable electrodes. While this model did initially increase adoption of the technology, it has failed to produce the expected levels of revenue required to continue with this business model going forward. As a result of this strategic change, we incurred a $2.9 million inventory impairment charge to write down the value of first generation Powerheart and Powerheart CRM in-hospital defibrillators in inventory and at certain customer sites. However, there are a number of customer sites where the technology has been successfully deployed and that are generating sufficient revenue on disposable electrode sales to justify the continuation of this program for those specific customers. We still have on hand all of the inventory that was written off. We will attempt to sell some of these units internationally, but it is uncertain as to how many units we will be able to sell, at what price, and over what time frame. Eventually, we will scrap the units or use them for parts, but at this time we have no imminent plan to do so.

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

Gross Margin

Cost of revenue for the year ended December 31, 2003 was $28,543, including an impairment charge of $2,917, compared to $24,737 for the year ended December 31, 2002. Gross margins as a percentage of revenue, including the impairment charge, improved to 53.9% in 2003 from 50.6% in 2002. The improvement was a result of increased sales of higher margin AEDs as a percentage of total revenue from 77.1% in 2002 to 91.2% in 2003, as well as the reduced cost of the AED product line due to significant cost reduction initiatives taken in 2003 and the introduction of our new lower cost version Powerheart AED G3 in August 2003. Cost of service revenue for the year ended December 31, 2003 was $747, for a gross margin on the AED/CPR training business acquired from Complient of 50.8%.

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

At December 31, 2003, our days sales outstanding on accounts receivable (“DSO”) was approximately 105 days compared to approximately 70 days at December 31, 2002. The increase in our DSO is primarily attributable to an increasing mix of revenue flowing through indirect distribution channels which typically have longer payment terms. We expect our DSO in 2004 to average around 90 days and expect to move towards that level in the first two quarters of 2004 due to more aggressive collection efforts and an anticipated decrease in the revenue mix for sales in the indirect distribution channel in 2004 compared to 2003.

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

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern and that we will recover our assets and satisfy our liabilities in the normal course of business. From inception, we have incurred substantial losses and negative cash flows from operations. For the years ended December 31, 2003 and 2002, we have incurred losses of $12,537 and $15,052, respectively, and negative cash flows from operating activities of $16,347 and $20,781, respectively. As of December 31, 2003, we had cash on hand of $8,871, working capital of $22,981, long term debt of $46,522, and an accumulated deficit of $105,688.

We believe that our current cash balance, in combination with net cash expected to be generated from operations, proceeds from the sale of certain product lines, and the availability of a recently established $5,000 line of credit (see Note 23 - Subsequent Events), should fund ongoing operations for at least twelve months. Our expected net cash from operations is predicated on achieving increases in revenue from the sale of AEDs, somewhat offset by a decrease in revenue from other products, achieving further reductions in our cost of goods sold, controlling operating expenses and reducing our DSO ratio.

If we do not realize the expected increases in revenue and reductions in cost of goods sold, or if operating expenses increase substantially, or if we cannot reduce our DSO ratio, we may not be able to fund our operations for the next twelve months. In addition, if we do not have access to our $5,000 line of credit, or if we are unsuccessful in selling certain product lines, we may not be able to fund our operations over the next twelve months, and as such, there may be substantial doubt about our ability to continue as a going concern.

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

Valuation of Inventory

Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value, as necessary, to the lower of cost or market. The allowance is based on our assessment of future product demand, historical experience, and technological obsolescence, as well as other factors affecting the recoverability of the asset through future sales. Unfavorable changes in estimates of obsolete inventory would result in an increase in the allowance and a decrease in gross profit.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We test goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on December 31 and compare our market capitalization to the carrying amount of goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. To date, we have not determined or recorded an impairment of goodwill since our market capitalization at the date of the impairment tests has never been less than the carrying amount of goodwill. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Valuation of Warrants

We periodically issue warrants in connection with debt issuances and in exchange for goods and services. We follow the guidance of APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” for warrants we issue in connection with debt. We follow the guidance in EITF No. 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” for warrants we issue in exchange for or in connection with goods and services. Management considers a number of factors, including independent valuations, when determining the fair value of warrants issued. We estimate the fair value of warrants issued using the Black-Scholes model. Of the various assumptions considered by the Black-Scholes model, the volatility and the risk free rate used require us to make certain assumptions and estimations. We estimate volatility using a statistical method based on the historical daily stock price for the historical period equal to the expected life of the warrant being valued. The risk free interest rate is determined using the Treasury note rate for the number of years corresponding to the expected life of the warrant being valued. Potentially, the value of warrants could be materially different if different assumptions were used and under different markets conditions.

Revenue Recognition

We record revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. We record product sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and we have shipped the product to the customer whereby title and risk have passed to the customer.

We are not contractually obligated to repurchase any inventory from distributors or end user customers. Some of our customers are distributors that sell goods to third party end users. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. The determination of whether sales to distributors are contingent on resale is subjective because we must assess the financial wherewithal of the distributor to pay regardless of resale. For sales to distributors, we consider several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.

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

We follow the guidance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance, we consider our program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Training and AED program management service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers under annual or multi-year terms are deferred and amortized straight-line over the related contract period.

Upfront license fees are deferred and recognized to revenue using the straight-line method over the term of the related license agreement. Royalty revenue is due and payable quarterly (generally 60 days after period end) pursuant to the related license agreements. An estimate of royalty revenue is recorded quarterly in the period it is earned based on the prior quarter’s historical results adjusted for any new information or trends known to management at the time of estimation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cardiac Science, Inc.

Irvine, California

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cardiac Science, Inc. and Subsidiaries (the “Company”) at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

February 27, 2004 (except for Note 23, as to which the date is March 15, 2004)

CARDIAC SCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,871	$15,598
Accounts receivable, net of allowance for doubtful accounts of $1,626 in 2003 and $1,042 in 2002	20,410	10,986
Inventories, net	9,575	5,918
Assets held-for-sale	—	1,161
Prepaid expenses and other current assets	2,154	2,098

Total current assets	41,010	35,761
Property and equipment, net	7,003	5,206
Goodwill	139,859	97,850
Intangibles, net	11,626	8,696
Other assets	3,503	6,407

	$203,001	$153,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,955	$6,921
Accrued expenses	6,542	7,188
Liabilities held-for-sale	—	2,067
Deferred revenue	2,479	162
Current portion of long term obligations	53	246

Total current liabilities	18,029	16,584
Deferred revenue	859	1,021
Senior secured promissory notes	46,481	41,054
Other long term obligations	41	91

Total liabilities	65,410	58,750

Commitments and contingencies (Note 16)

Minority interest	—	900

Stockholders’ equity:
Preferred stock—$.001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock—$.001 par value; 160,000,000 shares authorized, 80,465,585 and 66,827,170 shares issued and outstanding in 2003 and 2002, respectively	80	67
Additional paid-in capital	243,219	187,239
Accumulated other comprehensive income (loss)	(20)	115
Accumulated deficit	(105,688)	(93,151)

Total stockholders’ equity	137,591	94,270

	$203,001	$153,920

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2003	2002	2001
Net revenue	$61,982	$50,043	$10,651
Cost of revenue	25,626	24,737	6,521
Write down of inventories	2,917	—	1,454

Gross profit	33,439	25,306	2,676

Operating expenses:
Sales and marketing	18,616	17,325	8,972
Research and development	5,538	6,053	8,575
General and administrative	14,720	11,474	6,935
Amortization of intangibles	1,656	2,111	1,740
Gain on settlement	—	(832)	—
Impairment of assets	—	—	1,438

	40,530	36,131	27,660

Loss from operations	(7,091)	(10,825)	(24,984)
Interest income	106	402	269
Interest expense	(6,031)	(4,452)	(594)
Other non-operating income (expense)	34	(92)	(213)
Loss on sale of marketable securities	—	—	(707)

Loss before income taxes	(12,982)	(14,967)	(26,229)
Provision for income taxes	—	—	2

Loss before minority interest	(12,982)	(14,967)	(26,231)
Minority interest in consolidated subsidiary	(48)	(33)	16

Loss from continuing operations	(13,030)	(15,000)	(26,215)
Income (loss) from discontinued operations	493	(52)	—

Net loss	$(12,537)	$(15,052)	$(26,215)

Basic and diluted loss per share:
Continuing operations	(0.19)	(0.22)	(0.78)
Discontinued operations	.01	—	—

Net loss per share (basic and diluted)	$(0.18)	$(0.22)	$(0.78)

Weighted average number of shares used in the computation of net loss per share (basic and diluted)	69,848,014	67,199,419	33,507,322

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

2. Continued Existence

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and that it will recover its assets and satisfy its liabilities in the normal course of business. From inception, the Company has incurred substantial losses and negative cash flows from operations. For the years ended December 31, 2003 and 2002, the Company has incurred losses of $12,537 and $15,052, respectively, and negative cash flows from operating activities of $16,347 and $20,781, respectively. As of December 31, 2003, the Company had cash on hand of $8,871, working capital of $22,981, long term debt of $46,522, and an accumulated deficit of $105,688.

The Company believes that its current cash balance, in combination with net cash expected to be generated from operations, proceeds from the sale of certain product lines, and the availability of a recently established $5,000 line of credit (see Note 23 - Subsequent Events), should fund ongoing operations for at least twelve months. The Company’s expected net cash from operations is predicated on achieving increases in revenue from the sale of AEDs, somewhat offset by a decrease in revenue from other products, achieving further reductions in its cost of goods sold, controlling operating expenses and reducing its days sales outstanding on accounts receivable (“DSO”) ratio.

If the Company does not realize the expected increases in revenue and reductions in cost of goods sold, or if operating expenses increase substantially, or if it cannot reduce its DSO ratio, the Company may not be able to fund its operations for the next twelve months. In addition, if the Company does not have access to its $5,000 line of credit, or if it is unsuccessful in selling certain product lines, the Company may not be able to fund its operations over the next twelve months, and as such, there may be substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains an allowance for obsolescence to adjust the carrying value, as necessary, to the lower of cost or market. The allowance is based on its assessment of future product demand, historical experience, and technical obsolescence, as well as other factors affecting the recoverability of the asset through future sales. Inventories consist of the following at December 31:

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

Property and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to fifteen years, or over the lesser of the term of the lease or the estimated useful life of the asset for assets under capital lease. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvements. Normal repairs and maintenance are expensed as incurred whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see further discussion in Long-Lived Assets in Note 3), the related cost and accumulated depreciation or amortization are removed from the accounts, and any gain or loss not previously recognized during an impairment analysis is recognized at the date of sale or retirement.

Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company tests goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company assesses potential impairment on an annual basis on December 31 and compares its market capitalization to the carrying amount of goodwill. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill and other intangible assets consist of the following at December 31:

	2003	2002
Goodwill	$139,859	$97,850

Intangible assets subject to amortization:
Patents and patent applications	10,396	10,211
Customer base	4,082	1,175
Covenants not to compete	726	—
URL website address	640	—
Trade name	378	378
Purchased software	128	—

	16,350	11,764
Less: accumulated amortization	(4,724)	(3,068)

Intangible assets, net	$11,626	$8,696

The adjustments to goodwill during the periods were as follows:

Goodwill at December 31, 2001	$94,977
Reclass of acquired workforce	327
Adjustments to Artema goodwill (see Note 8)	4,751
Adjustments to Survivalink goodwill (see Note 8)	(2,205)
Goodwill at December 31, 2002	$97,850
Record preliminary goodwill for Complient acquisition (see Note 8)	42,494
Record goodwill for Lifetec acquisition (see Note 8)	584
Adjustment to Artema goodwill (see Note 8)	(1,069)
Goodwill at December 31, 2003	$139,859

Balances as of December 31, 2001, 2002 and 2003 are net of accumulated amortization of $1,809 that existed as of January 1, 2002 upon the cessation of amortization pursuant to SFAS No. 142.

Patents and patent applications are being amortized over three to twenty years. Customer base is being amortized over two to seven years while the trade name was amortized over one year. The covenants not to compete and software are being amortized over 3 years. The URL website address (aed.com) is being amortized over 5 years.

SFAS No. 141, Business Combinations, is effective for all business combinations for which the date of acquisition is after June 30, 2001, and requires that the purchase method of accounting be used for all business combinations, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 141 and 142 effective January 1, 2002 and determined that the identifiable intangibles assets of customer base, trade name and patents were appropriately valued and would continue to be amortized. In adopting SFAS No. 142, the Company reclassified the balance of $327 of acquired workforce to goodwill and discontinued amortizing goodwill associated with the acquisition of Cadent, which occurred in July 2000. The net book value of the Cadent goodwill at January 1, 2002 before the reclass of acquired workforce was $5,435. The acquisitions of Survivalink and Artema, which occurred on September 26, 2001 and November 30, 2001, respectively, were accounted for using SFAS Nos. 141 and 142 at the time of acquisition and therefore no goodwill has been amortized. The Company has determined that it has a single reporting unit for the purpose of performing an annual impairment analysis of these assets. The Company had amortization expense for identifiable intangibles with finite lives of $1,656, $2,111, and $752 for the years ended December 31, 2003, 2002 and 2001, respectively, and amortization expense for goodwill of $988 for the year ended December 31, 2001.

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

Revenue Recognition

The Company records revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). SAB 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. The Company records product sales when it has received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and it has shipped the product to the customer whereby title and risk have passed to the customer.

The Company is not contractually obligated to repurchase any inventory from distributors or end user customers. Some of its customers are distributors that sell goods to third party end users. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. The Company offers limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. The Company has no arrangements that provide for volume discounts at a later date, such as based on meeting certain quarterly or annual purchase levels. Rebates are paid quarterly or annually based on sales performance and are accrued for at the end of a reporting period. To date, all rebate arrangements have been immaterial.

The Company follows the guidance of EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance, the Company considers its program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Training and AED program management service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers under annual or multi-year terms are deferred and amortized straight-line over the related contract period.

Upfront license fees are deferred and recognized to revenue using the straight-line method over the term of the related license agreement. Royalty revenue is due and payable quarterly (generally 60 days after period end) pursuant to the related license agreements. An estimate of royalty revenue is recorded quarterly in the period it is earned based on the prior quarter’s historical results adjusted for any new information or trends known to management at the time of estimation.

Deferred Revenue

Deferred revenue consists of license fees received in connection with certain licensing agreements and invoiced training and service revenue that has not been delivered. License fees are amortized over the term of the respective agreements using the straight-line method and deferred service revenue is recognized at the time the service is provided.

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

In 2003, the Company experienced an increase in AED unit returns that was due to a faulty component on the board. Approximately $500 of costs were incurred in 2003 related to this one-time component defect. The decrease in the warranty reserve at December 31, 2003 compared with 2002 is based on the Company’s determination that future warranty requirements are anticipated to be significantly less due to AED battery design changes in 2002 and 2003, which dramatically extended the life of the battery, and battery warranty policy enforcement, both of which resulted in a significant reduction in battery replacements in 2003.

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

Valuation of Warrants

The Company follows the guidance of APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” for warrants it issues in connection with debt. The Company follows the guidance of EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” for warrants it issues in exchange for or in connection with goods and services. Management considers a number of factors, including independent valuations, when determining the fair value of warrants issued. The Company estimates the fair value of warrants issued using the Black-Scholes model. Of the various assumptions considered by the Black-Scholes model, the volatility and the risk free rate used require the Company to make certain assumptions and estimations. The Company estimates volatility using a statistical method based on the historical daily stock price for the historical period equal to the expected term of the warrant being valued. The risk free interest rate is determined using the Treasury note rate for the number of years corresponding to the expected term of the warrant being valued.

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

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company’s common stock for the years ended December 31, 2003, 2002, and 2001: risk free weighted average rate of 2.64%, 2.81%, and 5.09%, respectively; dividend yield of 0%; volatility of the expected market prices of the Company’s common stock of 63.0%, 63.0%, and 97.4%, respectively; and expected life of the options of four years.

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

5. Property and Equipment

Property and equipment consist of the following at December 31:

	2003	2002
Equipment and furniture	$6,643	$4,763
Equipment on lease to customers	1,633	—
Leasehold improvements	764	526
Tooling	316	—
Vehicles	66	66
Powerhearts on loan to hospitals	1,263	2,835

	10,685	8,190
Less: accumulated depreciation	(3,682)	(2,984)

	$7,003	$5,206

Equipment on lease to customers relates to contracts originally entered into by Complient, whereby Complient leased AED units to customers in connection with comprehensive AED deployment, training and maintenance programs with a stated contract term. The majority of the contracts have annual lease/contract billings which are deferred and amortized straight-line over the contract term with the corresponding cost of the leased units being recorded to fixed assets and depreciated to cost of goods sold over the same period. The Company recognizes revenue and depreciation costs with respect to these units leased to customers in accordance with paragraph 19 of SFAS No. 13, “Accounting for Leases.”

Powerhearts on loan to hospitals relates to the “no cap” placement program, whereby the Company placed in-hospital Powerheart or CRM defibrillation units in a customer’s facility at no charge in exchange for an agreement to purchase the Company’s proprietary, disposable defibrillation electrodes monthly or quarterly pursuant to the related contract. Agreements under the “no cap” program are typically open-ended (i.e. no stated term or expiration date). The customer has the option to cancel the agreement with 30 days written notice, or discuss purchase options at any time during the agreement. The Company retains title and risk of loss to equipment placed under the “no cap” program, and as such, placements are considered withdrawals from inventory and capitalized as Property and Equipment. The Company estimated that the useful life (i.e. revenue-generating life) of a Powerheart or CRM unit is five years and depreciates the placed units over this period. If the Company and the customer agree to discontinue the agreement, the customer can either discuss purchase options for the equipment or return the equipment to the Company. If the customer returns the unit before the five year depreciation period is completed, the net book value of the unit in Property & Equipment is reclassified to inventory and is available for resale as used equipment or shipped to another customer under the “no cap” program. The Company then evaluates the carrying value in inventory based on the expected selling price to determine if an impairment write-down is necessary as was determined in 2003 for $2,917 of returned placed units in inventory at December 31, 2003 (See Inventories in Note 3).

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

8. Business Combinations

Complient Corporation

On October 21, 2003, the Company acquired substantially all of the assets and certain liabilities of Cleveland-based Complient Corporation, a privately-held company that is the nation’s leading independent provider of AED and CPR training and comprehensive AED program management in order to strategically position itself in the AED market as the first and only manufacturer to provide customers with a complete, turnkey AED deployment solution. In addition to the revenue generated from Complient’s existing customer base, the acquisition is a logical vertical market extension for the Company and should generate additional point of sale revenue, as well as a future recurring revenue opportunity, linked to AED sales. As consideration, the Company issued to Complient 10,250,000 shares of its common stock. The common stock is subject to a lock-up agreement and a general indemnification escrow. The resale of the shares will be registered with the Securities and Exchange Commission and 1,325,000 shares will become available for resale on the effective date of the registration statement. The balance of the shares issued are subject to a lock-up agreement pursuant to which they will be released from the “lock-up” in 12 equal monthly installments of 743,750 shares, beginning on the effective date of the registration statement.

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the preliminary fair values of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including an independent appraisal. These intangible assets include approximately $42.5 million for goodwill, $2.9 million in customer relationships, $726 for covenants not to compete, and $128 for custom-developed software. The customer relationships are being amortized over 7 years, and the covenants not to compete and the software are being amortized over 3 years.

The Company determined the value of the stock consideration ($4.42 per share) using the average closing stock price for a five day period before and a five day period after the October 21, 2003 transaction announcement date. The Company believes this method is consistent with guidance provided in EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and paragraph 22 of SFAS No. 141 “Business Combinations.” Historically, the Company has used an average closing stock price based on a two day period before and a two day period after the measurement date, but for the Complient acquisition, the Company used a five day period before and a five day period after the measurement date due to the stock’s volatility during 2003.

The components of the preliminary purchase price allocation are as follows:

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

Lifetec Medical Limited

On May 29, 2003, the Company acquired Lifetec Medical Limited, its U.K. distributor. The purchase price was $383 in cash and $61 in acquisition costs. The acquisition was accounted for as a purchase under SFAS No. 141. The Company allocated the purchase price based on the fair value of the assets and liabilities assumed. Current assets acquired were valued at $417, including cash of $89, and current liabilities assumed were valued at $557, and goodwill was valued at $584.

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

Survivalink Corporation

On September 26, 2001, the Company acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators (“AEDs”), in order to enter the rapidly growing public access defibrillation market. Through the acquisition, the Company acquired patents and know-how relating to biphasic defibrillation waveform and AED technology which the Company believes is essential to its competitiveness, as well as a manufacturing facility and an assembled and experienced workforce which allows it to build a range of defibrillation products. As consideration, the Company paid $10.5 million in cash, issued $25.8 million in senior secured promissory notes (see Note 11) and tendered 18,150,000 shares of common stock to Survivalink shareholders.

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

The acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors, including an independent appraisal. These intangible assets include approximately $73.8 million for goodwill, $7.6 million for patents, $676 for customer base, and $378 for the Survivalink tradename. The patents are being amortized over seven years, the customer base over two years, and the Survivalink tradename over one year.

The Company determined the value of the stock consideration ($2.31 per share) using the average closing stock price for a two day period before and a two day period after the August 3, 2001 “measurement date.” The August 3, 2001 date was determined as the measurement date as that was when the purchase agreement fixed an absolute number of shares to be issued as consideration consistent with the requirements of EITF No. 99-12.

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

In connection with the Notes, the investors were issued warrants (the “Warrants”) for the purchase of an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited antidilution adjustments. After two years, the Company has the right to force the exercise of the warrants pursuant to the terms of the Agreement. The proceeds from the Notes were allocated between the Notes and the Warrants based on their relative fair values which resulted in a discount being recorded on the Notes pursuant to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company considered a number of factors, including an independent valuation, when determining the fair value of the Warrants. The significant assumptions used in the Black-Scholes model were: stock price of $2.90, adjusted downward for a dilution factor to $2.68; risk free rate of 4.98%; volatility of 0.90; dividend yield of 0%; and contractual term of 7 years. Such allocation resulted in a discount being recorded on the Notes in the amount of $11,815, which will be amortized over the five-year term of the Notes using the effective interest method. In addition, the Company paid approximately $2,760 in debt issuance costs which will be amortized over the five-year term of the Notes using the effective interest method.

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

Stock option activity for the years ended December 31 is summarized as follows:

	Weighted-Average Exercise Price	Number of Shares	Number of Shares Exercisable
Outstanding, December 31, 2000	$ 3.66	2,686,045	841,783
Granted	$ 2.14	6,880,400 (1)
Exercised	$ 2.27	(325,492)
Cancelled	$ 3.79	(750,403)

Outstanding, December 31, 2001	$ 2.53	8,490,550	1,166,086
Granted	$ 1.91	2,892,000
Exercised	$ 2.10	(39,537)
Cancelled	$ 2.86	(1,121,134)

Outstanding, December 31, 2002	$ 2.31	10,221,879	3,343,376
Granted	$ 3.63	4,295,000 (2)
Exercised	$ 2.16	(658,552)
Cancelled	$ 2.43	(1,450,037)

Outstanding, December 31, 2003	$ 2.76	12,408,290	4,789,702

(1)	Includes 205,500 options to purchase shares of the Company’s common stock granted in 2001 outside the Plan and pursuant to consulting agreements for services rendered to the Company, all of which are still outstanding at December 31, 2003. The stock options issued to these consultants are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan. The services contracted for included business sales services and consulting in the areas of operations, business plan implementation and marketing, and such services did not include capital raising activities.
(2)	Includes 475,500 options to purchase shares of the Company’s common stock granted in 2003 outside the Plan, 465,000 of which are still outstanding at December 31, 2003. The stock options issued to employees outside the U.S. are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan.

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.60–$2.00	2,534,755	95 months	$1.78	1,139,481	$1.85
$2.06	4,218,639	93 months	2.06	2,375,826	2.06
$2.23–$3.99	3,759,051	112 months	3.34	472,194	2.63
$4.00–$5.81	1,801,429	99 months	4.41	711,015	4.55
$6.00	94,416	79 months	6.00	91,186	6.00

$1.60–$6.00	12,408,290	100 months	$2.76	4,789,702	$2.51

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

In July 2003, the Company entered into two separate agreements with GE Medical Systems Information Technologies, Inc. (“GEMS”) under which GEMS will market the Company’s AED and CRM products under the GE name in international markets. Under the OEM Purchase and Supply Agreement (the “OEM Agreement”), the Company sells to GEMS a private labeled version of its G-3 AED and CRM products. GEMS has the right to sell these products on a non-exclusive basis worldwide, excluding Japan . Product pricing is fixed for the term of the OEM Agreement irrespective of volume purchased. The term of the OEM Agreement is three years and there are no minimum purchase requirements. The Company began shipping AED and CRM products to GEMS in September 2003. Under the OEM Purchase Agreement (the “Development Agreement”), the Company has agreed to develop and manufacture for GEMS a line of standard “crash-cart” type defibrillators which incorporate the Company’s proprietary technology, as well as certain GEMS technology. GEMS has the exclusive worldwide marketing and distribution rights to this product line. Product prices are tied to annual purchase quantities. The term of the Development Agreement is three years from the date GEMS receives product for resale, but may be cancelled by GEMS if certain product development milestones are not met. In the Development Agreement, GEMS agreed to minimum purchases quantities per calendar quarter, commencing with the first full calendar quarter after the delivery of product for resale. The minimum purchase requirements are subject to certain product development and regulatory milestones being met by the Company. To date, all costs incurred related to this Development Agreement have been expensed as incurred. In connection with the Development Agreement, the Company issued to GEMS a warrant to purchase 750,000 shares of common stock at an exercise price of $3.00 per share. The warrants must be exercised by July 29, 2007 , or within 30 days of termination in the event that the Development Agreement is terminated by GEMS. The Company followed the guidance of EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company determined the fair value using the Black-Scholes model. The significant assumptions used were: stock price of $2.54; risk free rate of 2.27%; volatility of 0.67; dividend yield of 0%; and contractual term of 4 years. The value of the warrants of $907 was recorded to Other Assets in the accompanying consolidated balance sheet and will be amortized as a reduction of revenue beginning with the first shipment of the product over the term of the Development Agreement in accordance with EITF No. 01-9.

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

Financial Statement Schedule

CARDIAC SCIENCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,042	$725		$45	$(186)		$1,626
Reserve for excess and obsolete inventory	$454	$3,442	(2)	$17	$(3,137	)(2)	$776
Year ended December 31, 2002:
Allowance for doubtful accounts	$859	$463		$25	$(305)		$1,042
Reserve for excess and obsolete inventory	$5	$849		$120	$(520)		$454
Year ended December 31, 2001:
Allowance for doubtful accounts	$200	$659		$—	$—		$859
Reserve for excess and obsolete inventory	$53	$1,459		$—	$(1,507	)(1)	$5

(1)	Write-off of inventories

(2)	Includes $2,917 impairment charge related to in-hospital defibrillators used in the “no cap” placement program.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

(c) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac Acquisition Corp., and Cadent Medical Corporation(10)

2.2	Press Release, dated January 10, 2001, announcing tender offer to acquire outstanding shares of Artema Medical AB(11)

2.3	Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc., Cardiac Science Acquisition Corp., and Survivalink Corporation(12)

2.4	Asset Purchase Agreement dated as of October 21, 2003 by and among Compliant Corporation CPR Limited Partnership and Cardiac Science, Inc.(14)

2.5	Registration Rights and Lock-Up Agreement dated as of October 21, 2003 by and between Cardiac Science, Inc. and Complient Corporation(14)

3.1	Certificate of Incorporation, as amended to date(16)

Exhibit No.	Description
3.2	Bylaws (1)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc.(2)

4.3	Form of Warrant Certificate held by various foreign investors(4)

4.4

Senior Note and Warrant Purchase Agreement dated May 29, 2002 by and among Cardiac Science, Inc., Perseus Acquisition Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P., and Cardiac Science Co-Investment, L.P.(13)

4.5	Form of Senior Note(13)

4.6	Form of Warrant(13)

4.7	Security Agreement dated May 30, 2002, between Cardiac Science and its subsidiaries, the Perseus Funds, and HSBC Bank USA as collateral agent(13)

4.8	Form of Guaranty Agreement(13)

4.9	Registration Rights Agreement dated May 30, 2002, between Cardiac Science, Inc. and the Perseus Funds(13)

10.1	1997 Stock Option/Stock Issuance Plan as amended(3)

10.2	Standard Employment Agreement for Cardiac Science Executives ++(15)

10.3	Employment Agreement between Cardiac Science and Raymond Cohen, dated December 31, 2002 ++(15)

10.4	Employment Agreement between Cardiac Science and Roderick de Greef, dated December 31, 2002 ++(15)

10.5	Employment Agreement between Cardiac Science and Howard Evers, dated December 31, 2002 ++(15)

10.6	Employment Agreement between Cardiac Science and Kurt Lemvigh, dated December 1, 2001 ++(15)

10.7	Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA Diagnostic Monitoring), and Biosensor Corporation, dated December 31, 1998(5)

10.8	Facility lease dated September 9, 1999 for 16931 Millikan Avenue, Irvine, CA(6)

10.9	Data Critical Corporation Technology Integration and Distribution Letter Agreement dated March 17, 2000+(7)

10.10	Assignment of Patent dated July 1, 2000 by Lindell Bradley, M.D. and Thang-Quang Nguyen in favor of Cardiac Science, Inc.(8)

10.11	Patent Acquisition agreement dated July 1, 2000 by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc.(9)

Exhibit No.	Description

21	List of Subsidiaries(17)

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Application for Registration on Form 10 dated October 2, 1991.
(2)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 1993.
(3)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on September 9, 2002
(4)	Incorporated by reference to Exhibit 4.3 to Form S-1 dated February 4, 2000.
(5)	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 1998.
(6)	Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 1999.
(7)	Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2000.
(9)	Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2000.
(10)	Incorporated by reference to Exhibit A to Form 8-K dated July 1, 2000.
(11)	Incorporated by reference to Exhibit 7.1 to Form 8-K dated January 10, 2001.
(12)	Incorporated by reference to Exhibit 7.1 to Form 8-K dated February 14, 2001.
(13)	Incorporated by reference to Exhibits 4.1 to 4.6 to Form 8-K dated May 29, 2002.
(14)	Incorporated by reference to Exhibits 2.1 and 2.2 to Form 8-K dated October 21, 2003.
(15)	Incorporated by reference to Exhibits 10.2 to 10.6 to Form 10-K for the year ended December 31, 2002.
(16)	Incorporated by reference to Exhibit 3.3 to the Company's Form 10-Q for the quarter ended September 30, 2003.
(17)	Previously filed.
+	Portions have been omitted pursuant to a request for confidential treatment
++	This exhibit is identified as a management contact or compensation plan or arrangement pursuant to item 11(a) of Form 10-K

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CARDIAC SCIENCE, INC.

Dated: November 19, 2004	By:	/s/ RAYMOND W. COHEN

Raymond W. Cohen Chairman & Chief Executive Officer

Dated: November 19, 2004	By:	/s/ RODERICK DE GREEF

Roderick de Greef Chief Financial Officer & Secretary

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO.1 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ RAYMOND W. COHEN Raymond W. Cohen (Principal Executive Officer)	Chairman & Chief Executive Officer	November 19, 2004

/s/ RODERICK DE GREEF	Chief Financial Officer & Secretary	November 19, 2004

Roderick de Greef
(Principal Financial and Accounting Officer)

* Ray E. Newton, III	Director	November 19, 2004

* Peter Crosby	Director	November 19, 2004

* Howard Evers	Director	November 19, 2004

* Brian Dovey	Director	November 19, 2004

* Jeffrey F. O’Donnell Sr.	Director	November 19, 2004

* Bruce J. Barclay	Director	November 19, 2004

/s/ RAYMOND W. COHEN		November 19, 2004

*Raymond W. Cohen, Attorney-in fact