Form 10-K
period 2004-12-31
CARDIAC SCIENCE INC
filed 2005-03-16
CIK 876188

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2004, as reported by the Nasdaq National Market System, was approximately $180,400,000. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

There were 85,941,534 shares of the registrant’s Common Stock outstanding as of March 14, 2005.

0

i

PART I

ITEM 1.     BUSINESS

Overview

Cardiac Science, Inc. is a leading developer, manufacturer and marketer of life-saving public access defibrillators, or Automated External Defibrillators (“AEDs”), and the largest corporate provider of comprehensive AED/CPR training and AED program management services. We also manufacture and market a unique therapeutic in-hospital patient monitor-defibrillator that instantly and automatically treats cardiac patients with life-threatening abnormal heart rhythms without human intervention. It is estimated that over 450,000 people in the United States die each year from sudden cardiac arrest (“SCA”) or what is commonly referred to as a massive heart attack. SCA is the leading cause of death in both the United States and Europe. Approximately two thirds of SCA deaths occur outside a hospital with the balance occurring while people are at work, home or play. In situations outside of a hospital where an AED in not readily available, survival rates for victims of SCA average only 5%. For victims of SCA, survival is directly linked to the amount of time between the onset of SCA and receiving a defibrillation shock, so that for every minute that goes by without a defibrillation shock, a victim’s chance of survival is reduced by approximately 10%. Additionally, the average survival rate for patients suffering an in-hospital SCA-event, is estimated to be less than 25% — a rate that has not improved since the 1960s.

Our proprietary RHYTHMx® software algorithm technology, and STAR® biphasic energy delivery system, form the technology platform for our line of Powerheart® brand AED products, and our unique therapeutic monitor-defibrillator, the Powerheart® Cardiac Rhythm Module®, or CRM®. Our products and technology are designed to easily and effectively treat victims of SCA whether outside or inside a hospital in the shortest time frame possible, thereby significantly increasing a victim’s chance of survival. Our AED products are designed to be used by lay people and provide detailed voice instructions in over 30 languages. Once the user applies the electrode pads of our Powerheart AED to a person suffering a SCA, our device instantly and accurately detects the presence of any life-threatening arrhythmias and will advise the user to deliver a shock if required. During 2004, the Company introduced a third generation AED, the Powerheart AED G-3 Automatic which detects the presence of life-threatening arrhythmias and delivers, when appropriate, defibrillation shock(s) automatically.

We are active in new product development initiatives, including expanding and enhancing our existing Powerheart AED product line, as well as integrating our RHYTHMx and STAR Biphasic technology into new cardiac resuscitation product platforms for our strategic Original Equipment Manufacturer (“OEM”) partner GE Healthcare ("GE" or "GE Healthcare"). We have a portfolio of 77 issued patents relating to our core technology and products.

In September 2001, we acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis, Minnesota-based manufacturer of AEDs. The acquisition of Survivalink enabled us to enter the rapidly growing public-access AED marketplace.

In November 2001, we acquired substantially all the outstanding shares of Artema Medical AB, (“Artema”) a Swedish based developer, manufacturer and marketer of standard hospital-based emergency defibrillators and patient monitoring equipment, which also had operations in Denmark. This acquisition provided us with a network of international distributors and the infrastructure required to establish our international headquarters in Copenhagen, Denmark.

In October 2003, we acquired substantially all the assets and certain liabilities of Complient Corporation (“Complient”), a privately held Cleveland, Ohio based provider of AED/CPR training and AED program management services. This acquisition provided us with a network of 150 certified employee-educators and sophisticated software technology that allows us to provide, initial and ongoing management of customer AED deployments.

Our corporate headquarters is located in Irvine, California, our research and development facility is located in Lake Forest, California, our manufacturing facility is located in Minneapolis, Minnesota, and our international sales offices are located in Copenhagen, Denmark and Manchester, England. Our corporate headquarters is located at 1900 Main Street, Suite 700, Irvine, California 92614 and the telephone number is (949) 797-3800.

Business Strategy

Our primary business objective is to become the market leader in the rapidly growing global AED marketplace, which according to Frost & Sullivan should grow at a rate of approximately 20% per year over the next several years. Our secondary objective is to increase the rate of adoption of our in-hospital Powerheart CRM product, and to enter the traditional hospital “crash-cart” defibrillation market, where we estimate that approximately $300 million of these types of defibrillators are purchased per year. We believe that achieving these objectives will result in consistent and significant revenue growth and allow us to attain profitability. We expect to achieve our objectives by focusing on the following core strategies:

•
Increase AED market share - In 2004, our AED products and accessories revenue totaled $57 million, up 3% over 2003. A significant increase in international AED revenue, particularly in the U.K. and Japan compared to 2003, was offset by a decrease in U.S. AED revenue as a result of a strategic shift in our indirect distribution strategy and a heightened competitive environment. Based on Frost & Sullivan's estimated AED unit sales, we estimate our market share in 2004 was approximately 25%. In order for us to achieve market share growth and become the AED market leader we intend to focus on the following:

• Expanding our AED distribution channels - We currently sell our AEDs through direct, indirect and OEM channels in the U.S. and internationally. During 2004, we rationalized our direct selling efforts and ended the year with a direct U.S. sales force of 50 persons, compared to 62 persons at the end of 2003. We have direct operations in the U.K. with a 6- person sales team and another 7 area managers who work with our international distributors in over 50 countries worldwide. Our U.S. direct sales force is primarily focused on selling our AEDs and training services in the corporate and government workplace markets, and secondarily on the schools and first responder (police/fire/ambulance) markets, and is supported by direct marketing lead generation efforts in these market segments. In 2005, we intend to expand our direct sales force in order to maximize the revenue potential of our direct marketing efforts, and to leverage the large national distribution relationships we established in the second half of 2004. During 2004, we made a strategic shift in our indirect distribution channel from the smaller, local distributors we had focused on in 2003, to establishing relationships with large, national distribution organizations such as Airgas Safety, Hagemeyer North America, Concentra Health Services and Fisher Safety. Unlike a traditional distributor model, our relationship with these national companies allow us to combine the efforts of the hundreds of dedicated sales representatives they have in the field with our direct sales force, and provides us access to their existing customer base for direct marketing activities. In 2005, our indirect channel focus will be on maximizing the potential revenue from the national distribution relationships we established last year. Internationally, we continue to sell primarily through country specific distributors, except in the U.K. where we established a direct operation in 2003, and in Japan, where we entered into an OEM relationship with Nihon Kohden in 2002. In 2005, in addition to expanding our direct efforts in the U.K. in order to leverage the sole source British Heart Foundation contract we were awarded in 2004, and we intend to increase the number of distributors worldwide by identifying and signing additional distributors in non-medical market segments, particularly in Europe. In addition to the OEM relationships we have established with Nihon Kohden for Japan, Criticare Systems, Inc. for the dental market and Quinton Cardiology Systems, Inc. for the U.S. physician’s office market, in 2003, we entered into a multi-dimensional agreement with GE Healthcare, the medical arm of General Electric Company, which included providing GE-branded AEDs and CRMs for sale by GE Healthcare outside the U.S. We recently expanded this relationship when GE Healthcare agreed to sell our Cardiac Science branded Powerheart AED and CRM product line in U.S. hospitals beginning in the first quarter of 2005.

• Enhancing our AED product line - We plan to continue to enhance our core Powerheart AED product line as we did in 2003 with the launch of the Powerheart G3 and FirstSave G3 products in the second half of the year, and the introductions in the second half of 2004 of the Powerheart G3 Automatic and the Powerheart G3 Pro. During 2005, we expect to file for clearance from the U.S. Food and Drug Administration (“FDA”) and offer for sale a consumer version AED that can be purchased without the need of a physician prescription. Future product improvements will be driven by the requirements of certain specific market segments and continued efforts to reduce product costs.

• Leveraging our AED services - Our October 2003 purchase of Complient’s assets allows us to provide a unique, single source, turnkey AED deployment solution to purchasers of AEDs. Through our nationwide network of 200 certified employee-educators, we now provide the AED/CPR training required by most states to deploy AEDs. In addition to providing certified training services, we provide the medical direction and information management necessary for AED users to be in compliance with various state laws and regulations. We believe that the ability to offer a turnkey solution differentiates us from other AED manufacturers and provides us with a competitive advantage at point of sale particularly with multi-unit, multi-facility transactions with larger customers in the corporate and government workplace sectors.

• Increasing the rate of adoption of our Powerheart CRM - Our therapeutic monitoring product, the Powerheart CRM, is the only hospital bedside monitor defibrillator cleared by the FDA for prophylactic attachment and continuous monitoring of patients at risk of life-threatening arrhythmias that can deliver a potentially lifesaving shock without human intervention. It has the potential to become a new “standard of care” in the treatment of in-hospital SCA. However, despite clinical evidence which demonstrates the positive impact the CRM may have on the survival rate of SCA victims, adoption of the technology has been much slower than we expected. We believe that the adoption of the product has been hindered by a lack of (a) peer reviewed clinical evidence demonstrating the cost/benefit of the technology; and (b) distribution capability. We intend to address these issues by:

• Conducting several clinical studies at recognized hospitals, for publication in peer-reviewed medical journals, to further support improved patient outcomes and cost effectiveness of our Powerheart CRM.

• Supporting GE in its efforts to market the Powerheart CRM in the U.S. and internationally.

• Developing new product embodiments for our existing technology - In 2003, we entered into a strategic relationship with GE. In addition to OEM distribution of our Powerheart AED and CRM products, we agreed to develop and manufacture for GE a traditional “crash cart” hospital defibrillator utilizing our core RHYTHMx and STAR Biphasic technology. We anticipate that this development project will be completed in the second quarter of 2005. This development arrangement allows us to enter what we estimate to be a $300 million hospital defibrillator market by leveraging the distribution strength of GE Healthcare. We have identified and have had preliminary discussions regarding other product development projects where GE technology and our RHYTHMx and STAR Biphasic core technology could be brought together to create a new line of hospital based patient monitor and defibrillation products. We believe that continued collaboration with GE Healthcare will allow us to develop additional hospital based products which incorporate our core technology, ultimately allowing increased adoption of our technology through the marketing strength and hospital presence of GE Healthcare.

Sudden Cardiac Arrest

SCA is the leading cause of death of Americans and accounts for over 450,000 deaths annually. Factors contributing to the onset of SCA include coronary heart disease, drug abuse, respiratory arrest, electrocution, drowning, choking and trauma. Death from SCA is sudden and unexpected, occurring without warning or immediately after the onset of symptoms. The American Heart Association (“AHA”) estimates that 50% of SCA victims have no prior indication of heart disease—their first symptom is SCA. And for those with a known history of heart attacks, the chance of sudden cardiac death is four to six times greater than that of the general population.

According to the AHA, almost 60% of SCA incidents are witnessed. However, it is estimated that 95% of SCA victims die before reaching the hospital due to delays in effective treatment. Survival is directly linked to the amount of time between the onset of SCA and defibrillation: a victim’s chances of survival are reduced by approximately 10% with every minute of delay.

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

Arrhythmias

If the heart deviates from this normal series of electrical impulses, then abnormal heart rhythms result, and the ability of the heart to effectively pump blood throughout the circulatory system is diminished. Although some arrhythmias are short in duration and have little effect on the heart’s normal rhythm, certain other arrhythmias cause the heart to beat too fast—tachycardia—or too slow—bradycardia. If tachycardia originates in the ventricles, it is referred to as ventricular tachycardia (“VT”). Sustained ventricular tachycardia, and ventricular fibrillation, as described below, are immediately life threatening and must be corrected by defibrillation to prevent sudden cardiac death. Our products are designed to detect and treat these types of arrhythmia.

Ventricular Fibrillation and SCA

Ventricular fibrillation (“VF”) is a lethal form of arrhythmia in which disordered electrical activity in the heart causes the ventricles to contract in a rapid, unsynchronized, uncoordinated fashion. With the onset of VF, little or no blood is pumped from the heart to the brain and vital organs, resulting in the victim becoming quickly unconscious and experiencing sudden death unless appropriate therapy is provided immediately. This loss of normal heart function, or sudden cardiac arrest requires an application of an electric shock—defibrillation—to resynchronize the heart’s disordered electrical activity to a normal rhythm.

Where Does SCA Strike?

According to numerous clinical studies it is estimated that two-thirds of sudden cardiac arrests occurs while people are at work, home or play. The AHA, almost 60% of SCA incidents are witnessed, however if AEDs are not on premise, only about 5% of victims survive given that after calling 911, it takes on average, about 8-12 minutes for emergency personnel to arrive on scene. Clinical studies have shown that when police vehicles are equipped with AEDs it can cut response times to SCA victims by about three minutes when compared to historical response times and significantly improved victim survival rates. Communities with public access defibrillation (“PAD”) programs in place, where AEDs are placed in public buildings, airports, at sporting events and in emergency response vehicles, have reported community survival rates approaching 50 percent. In some venues, such as casino’s and corporate workplaces, when the first shock is delivered within 3-5 minutes, reported survival rates from SCA are ranging from as high as 48% to 74%.

Our Core Technology

All of our products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our STAR Biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA. We have integrated our core technology, along with other proprietary technology that we have developed into our Powerheart AED and CRM product lines. We also sell accessories and disposable products, including our proprietary disposable defibrillator electrode pads, and are actively licensing certain components of our core technology to third-parties for integration into other products.

Our RHYTHMx Technology

Our proprietary RHYTHMx technology allows for the detection and identification of life-threatening arrhythmias and automatic delivery of defibrillation therapy. Our patented RHYTHMx software algorithm is capable of filtering noise and artifact from a patient’s electrocardiogram (“ECG”) signal without compromising its ability to correctly identify heart rhythms that are life-threatening—shockable, or non-life-threatening—non-shockable.

RHYTHMx begins by filtering the patient’s electrocardiogram signal to reduce noise artifact and then detects the heart’s QRS complexes in conjunction with the patient’s heart rate. The heart’s ECG signals contain wave shapes that are referred to as P-QRS-T waves. While a normal heartbeat contains each of these wave shapes, in the case of the chaotic and disorganized rhythm of ventricular fibrillation, these wave shapes—or QRS complexes—are absent or indistinguishable. If the heart rhythm is considered shockable by RHYTHMx, and it persists, then a shock is indicated. Further analysis by RHYTHMx, which occurs in a fraction of a second, classifies the shockable rhythm as requiring a synchronous shock—in the case of a life-threatening VT—or an asynchronous shock—in the case of life-threatening VF.

Clinical results with our RHYTHMx technology demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (correct identification of non-shockable rhythms). RHYTHMx technology has been clinical validated by leading researchers in numerous clinical studies and received FDA clearance in 1998.

Our STAR Biphasic Technology

Our Self-Tracking Active Response (“STAR”) Biphasic waveform technology allows our line of defibrillator devices to deliver the most effective therapy possible by delivering an optimized amount of energy in response to SCA. STAR Biphasic quickly assesses the unique characteristics of a patient and customizes the defibrillation energy he or she receives.

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

During the delivery of any defibrillation shock, the cell membranes of the heart are charged, until the cells depolarize. This allows normal electrical pathways to reestablish control and produce a coordinated rhythm. If any residual charge remains on the cells, i.e., they do not fully depolarize, then re-fibrillation may occur. The STAR Biphasic waveform has been uniquely designed to neutralize any residual charge through a process of charge balancing. STAR Biphasic precisely controls the energy delivered in the first phase of defibrillation and balances any residual cellular charge during the second phase of defibrillation. By neutralizing the residual charge, STAR Biphasic minimizes the likelihood of re-fibrillation and provides the optimal environment to defibrillate the heart.

The STAR Biphasic waveform was validated in a clinical trial led by researchers at the Cleveland Clinic and Cedars-Sinai Medical Center. This multi-center study, designed according to FDA guidelines, determined that the STAR Biphasic waveform was safe and effective

In addition to the use of STAR Biphasic waveform technology in our defibrillator devices, we also license this technology to selected partners internationally.

Our Products

The Powerheart G-3 Line of AEDs

Our Powerheart AED product line is powered by our RHYTHMx and STAR Biphasic technology, and is the only AED that can provide continuous monitoring capabilities before, during and after SCA, protecting the victim against delays in therapy and the reoccurrence of another life-threatening arrhythmia following resuscitation.

Reflecting the merger of Survivalink and Cardiac Science in September 2001, our Powerheart AED combines industry-leading AED expertise with advanced arrhythmia detection technology. In 2004, sales of Powerheart AEDs, accessories and related services represented 94% of our total revenue. To date, there are approximately 110,000 Cardiac Science AEDs deployed around the world.

Our AEDs devices have been deployed by in virtually every setting imaginable. Powerheart AEDs have been deployed at hundreds of educational institutions, federal, state and local municipal agencies, fire and police departments, ambulances, railroads, airports, airlines, military bases, hospitals, nursing homes, health clubs, physician and dental offices, and leading corporations.

Our Powerheart brand AEDs has also been chosen by many local governments and municipalities for use in community based Public Access Defibrillation (“PAD”) programs in cities such as London, San Diego, Miami, Minneapolis, Nashville, and St. Louis.

We believe that our Powerheart line of AEDs offers the following competitive advantages:

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

• Our proprietary self-testing AED defibrillator electrodes are interchangeable for body placement and are supplied pre-gelled with a self-adhesive. We have also developed and are marketing our proprietary FDA-cleared pediatric defibrillation electrode system, designed for use with our AED, to deliver reduced defibrillation energy to infants and children up to 8-years old, or up to 55 lbs. These innovative pediatric electrodes are suitably sized for a child’s smaller torso, and are less than half the size of our adult AED electrodes

In 2004, we added two new Powerheart AEDs to our line, they include:

• Powerheart AED G-3 “PRO” is a technologically advanced AED designed for use by sophisticated users of lifesaving equipment such as hospital personnel, medical professionals and emergency medical technicians. The G3 PRO is unique in that it displays the victim’s heart rhythm on a built-in high resolution color electrocardiogram (ECG) display and gives professional users the option of delivering defibrillation shocks either semi-automatically or manually during the emergency treatment of victims of sudden cardiac arrest. Other advanced features include continuous cardiac monitoring capability via an ECG patient cable, multiple rescue data storage, clear and comprehensive AED and CPR voice prompts, infrared data transfer and optional rechargeable battery.

• Powerheart AED G-3 Automatic is the first fully automatic AED in the Powerheart product line. This new generation AED has been designed specifically for public places and corporate workplace settings. A rescuer need only listen to the Powerheart's detailed voice instructions explaining how to attach the device to the heart attack victim to potentially save a life. There are no buttons to push or additional action required since the Powerheart analyzes the patient's condition to detect a life-threatening heart rhythm and, if appropriate, automatically delivers a potentially life-saving defibrillation shock(s) to restore the heart to a normal rhythm.

The Powerheart CRM

The chances of survival for a patient suffering SCA in a hospital remains at less than 25%. Because of the time it takes to defibrillate patients, even under monitored conditions, this survival rate has not changed in the last 40 years. And those that do survive are typically faced with a longer and more expensive hospital stay.

The Powerheart CRM is a lightweight fully-featured external defibrillator that offers a complete therapeutic monitoring package in a single device - continuous cardiac monitoring, synchronized cardioversion, non-invasive pacing as well as manual, semi-automatic or fully-automatic defibrillation. Once attached to patients via our disposable defibrillator electrodes, the CRM continuously monitors a patient’s cardiac rhythm, and if a life-threatening arrhythmia is detected, automatically delivers a life-saving defibrillation shock within seconds and with no human intervention.

Therapeutic monitoring with the Powerheart CRM offers cardiac patients the best chance of survival from SCA and represents a potential new standard of care for medical facilities worldwide. In December 2001, we received clearance from the FDA to market the Powerheart CRM to medically supervised environments such as hospitals, medical and dental surgery centers, physician offices, clinics and nursing homes in the United States. We have also received the necessary approvals to market the Powerheart CRM in Europe, Canada, Australia and other regions around the world. Our Powerheart CRM is in a number of hospitals worldwide.

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

Miscellaneous Products

As part of the Artema acquisition in 2001, we marketed a low-end line of patient monitors. The Diascope G2 is a compact, transportable vital signs monitor designed for use in hospitals and day surgery units and has been marketed in certain international markets. In 2004 we sold approximately $1.4 million of this product, compared to $2.5 million in 2003.

In connection with the Complient acquisition, we marketed a line of CPR related resuscitation products and accessories, including training mannequins and an audible CPR prompt device. These products accounted for approximately $1.6 million in revenue for the year ended December 31, 2004.

In February 2004, we made a strategic decision to discontinue the Diascope patient monitor product line and sell the CPR training related product line, both of which had below average gross margins and used disproportionate manufacturing, sales and administrative resources. We completed the transactions to execute this strategy in the third quarter of 2004.

Our Markets

We segment the market for our devices and technology into two principal categories: AEDs and related accessories and AED/CPR services, and in-hospital therapeutic monitoring-defibrillation (Powerheart CRM).

AED Market Segments

Based on Frost & Sullivan estimates of  unit sales in 2004, our market share of the worldwide AED market was approximately 25%. We believe that we have a leading position in at least two of our market segments, the U.S. government agency workplace segment and the U.S. corporate workplace market. The following are our market segment highlights:

• The corporate workplace and government market segments have been our primary focus, and accounted for approximately 70% of our total U.S. AED sales in 2004. We believe these market segments are less than 10% penetrated and we will continue to focus a significant portion of our sales and marketing resources in this area.

• We estimate that less than 10% of schools in the United States have AEDs and to date only New York has mandated deployment of AEDs in public schools. In 2004, we generated 10% of our U.S. AED sales from schools and colleges.

• In the U.S. first responder market segment, we estimate that between 25 to 35% of the 285,000 police and fire vehicles are equipped with AEDs. Sales in this segment represented 12% of our U.S. 2004 AED sales.

• The medical market segment includes physician and dental offices and hospitals. We estimate that less than 10% of approximately 200,000 physician and dental offices have AEDs and only a small percentage of the 6,600 hospitals have AEDs available. About 8% of our U.S. AED sales in 2004 were to the medical market segment.

• We believe that we are the market leader in the Japanese AED market due to our strategic partnership with Nihon Kohden. We also have more than 50 distributors in all major world markets, and we continue to focus our sales and marketing efforts on growing our market share in the three largest and fastest growing global markets, Japan, Germany and the U.K. International sales represented 40% of our total 2004 AED sales.

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

During 2002, we entered into three separate licensing agreements with Zoll Medical, Inc., Lifecor, Inc., and Innomed Medical Corporation. During 2003, we entered into a license agreement with Medical Research Laboratories (“MRL”). We licensed our STAR Biphasic technology for use in standard emergency defibrillators for sales internationally and licensed certain patents relating to wearable defibrillators and other proprietary features of our AEDs, as well as licensing our platform RHYTHMx technology. In consideration for these licenses we received cash and ongoing royalty payments.

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

Legislation is a key market driver, and numerous AED-related bills have been introduced at the Federal level and in State governments in the past several years, which we believe will facilitate the growth of new and existing markets for AEDs:

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

• On March 7, 2005, New York City based a bill Number 211-A that requires the placement of AEDs in the publicly accessible areas of certain City buildings, ferry terminals, nursing homes, senior centers, health clubs, golf courses, stadiums, arenas and selected New York City parks.

Sales and Marketing

We currently sell our AEDs through direct, indirect and OEM channels in the U.S. and internationally. During 2004, we rationalized our direct selling efforts and ended the year with a 50-person direct U.S. sales force. Internationally, we have direct operations in the U.K. with a 6-person sales team and another 7 area managers who work with our international distributors in over 50 countries worldwide. Our marketing efforts were focused on the U.S. corporate workplace and the U.S. government agency workplace market segments. As a result of this effort, we believe that we are the market leaders in those segments.

Our U.S. direct sales force is primarily focused on selling our AEDs and training services in the corporate and government workplace markets, and secondarily on the schools and first responder (police/fire/ambulance) markets, and is supported by direct marketing lead generation efforts in these market segments. In 2005, we intend to expand our direct sales force in order to maximize the revenue potential of our direct marketing efforts, and to leverage the large national distribution relationships we recently established in the second half of 2004. During 2004, we made a strategic shift in our indirect distribution channel from the smaller, local distributors we had focused on in 2003, to establishing relationships with large, national distribution organizations such as Airgas Safety, Hagemeyer North America, Concentra Health Services and Fisher Safety. Unlike a traditional distributor model, our relationships with these national companies allow us to combine the efforts of the hundreds of dedicated sales reps they have in the field with our direct sales force, thereby providing us access to their existing customer base for direct marketing activities. In 2005, our indirect channel focus will be on maximizing the potential revenue from the national distribution relationships we established last year. Internationally, we continue to sell primarily through country specific distributors, except in the U.K. where we established a direct operation in 2003, and in Japan, where we entered into an OEM relationship with Nihon Kohden in 2002. In 2005, in addition to expanding our direct efforts in the U.K. in order to leverage the sole source British Heart Foundation contract we were awarded in 2004, and we intend to increase the number of distributors worldwide by identifying and signing additional distributors in non-medical market segments, particularly in Europe. In addition to the OEM relationships we have established with Nihon Kohden for Japan, Criticare Systems, Inc. for the dental market and Quinton Cardiology Systems, Inc. for the U.S. physician’s office market, in 2003, we entered into a multi-dimensional agreement with GE, which included providing GE-branded AEDs and CRMs for sale by GE outside the U.S. We recently expanded this relationship when GE Healthcare agreed to sell our Cardiac Science branded Powerheart AED and CRM product line in U.S. hospitals through its sub-acute sales force, beginning in the first quarter of 2005.

We currently have one specialist supporting our CRM clinical studies efforts, and also utilize distributors in certain regions in the United States and internationally. In addition, in 2003 we signed an OEM agreement with GE Healthcare whereby it distributes the CRM through its distribution channels. We are also focused on the collection of clinical data supporting the cost-effectiveness and improved patient outcomes of our Powerheart CRM.

Competition

Our principal competitors in the worldwide AED market, both public-access and medical AED markets are Philips Medical’s Heartstream division, Medtronic’s Emergency Response Systems division (formerly Physio-Control) and Zoll Medical Corporation. Overall, we believe that Philips Medical is currently the market leader.

Our experience indicates that the key criteria that buyers of AEDs exhibit in their purchasing decision are:
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

Our most significant competitive disadvantage relates to our relatively small size and inferior financial position as compared to our much larger competitors. This differential in size, the debt on our balance sheet and our lack of profitability are routinely raised by our competitors at point of sale in an effort to discourage potential customers from buying from us.

The Powerheart CRM is the only FDA-cleared external defibrillator that provides fully automatic detection and treatment for patients suffering from life-threatening arrhythmias. We compete against numerous companies in the hospital marketplace where we sell our Powerheart CRM.

Manufacturing

We manufacture our Powerheart AEDs and Powerheart CRMs at our 31,000 square foot manufacturing facility in Minnetonka, Minnesota. Our current in-place test and final assembly capacity will allow us to build approximately 80,000 AEDs annually. In 2004, we manufactured approximately 37,000 AEDs, compared with 30,000 in 2003. We outsource the manufacture of major subassembly components such as printed circuit boards primarily for the benefit of reduced cost, and perform final assembly and testing in our facility.

Our FDA-registered Minnetonka facility is ISO certified for the design and manufacture of medical products. Our certifications allow us to design and manufacture medical products with the CE mark for shipment to Europe and to ship FDA-cleared products in the United States.

The manufacturing processes used to produce our products are required to comply with FDA enforced Good Manufacturing Practices (“GMP”) regulations which cover the design, testing, production, control and documentation of our products. In those foreign jurisdictions where we market our products, we are also required to comply with and obtain regulatory approvals and clearances. These regulatory requirements also apply to our third party contract manufacturers, as well as to some of our suppliers. The FDA and foreign counterparts conduct periodic inspections of manufacturing facilities to ensure compliance with “Quality System Regulation,” GMP, and other regulations, such as those promulgated by the International Standards Association. Any concern raised by such inspections could result in regulatory action, delays or termination of production.

Intellectual Property

We believe that our intellectual assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. We own 77 U.S. and foreign patents relating to our automatic defibrillation technology platform and its various applications. We intend to file additional patent applications relating to each of our products and our underlying proprietary technology, as well as around new technological inventions that we are developing. We believe that our patents and proprietary technology provide us with a competitive advantage over our competitors. We will aggressively defend our inventions and also look for opportunities to generate royalty fees from licensing our intellectual property.

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

Clinical Studies

We are actively engaged in, and are pursuing the sponsorship of, clinical studies at hospital medical centers both in the U.S. and Europe, relating to our Powerheart CRM product. These studies are primarily focused on demonstrating clinical efficacy, along with improved survival rates and the economic benefits associated with deployment of our Powerheart technology for hospitalized at-risk cardiac patients. We anticipate that the results of these studies will be presented in abstract form at conferences, and if accepted, as manuscripts published in peer reviewed medical journals. Various studies are ongoing, planned or proposed, at luminary medical centers in the U.S. and Europe. Currently, three clinical studies are underway to determine both clinical efficacy and cost-effectiveness of bedside CRM monitoring, including:

•	An economic and safety effectiveness study being performed at New York Methodist Hospital under the direction of Dr. Charles E. Oribabor, Director, Cardiac Surgery ICU at that institution, and;
•
On-going clinical and observational study at Maimonides Medical Center in Brooklyn, NY under the direction of Maimonides Director of Clinical Cardiology, Gerald Hollander M.D. Based on early positive results, the hospital elected to deploy more than 100 Powerheart CRM devices and has been accumulating data for more than two years and;

•	An outcomes study under the lead of Antonio Martinez-Rubio, M.D. in the Cardiology department at the Hospital de Sabadell in Barcelona, Spain.

In November 2004, a study published in the Journal Resuscitation authored by Henry Cusnir, M.D., et al, was conducted at Maimonides Medical Center in Brooklyn, N.Y. The study looked at response times by staff in monitored wards to simulated cardiac arrest as compared to the Powerheart response programmed in its fully-automatic mode. Staff verses Powerheart response time was on average nearly 3 minutes verses 38 seconds.

In October 2004, a study published in the Journal Resuscitation and authored by André Moreira Bento, M.D., et al, was conducted principally at the Instituto do Coroçào, University of Sao Paulo Medical School in Sao Paulo, Brazil.  The study monitored 55 cardiac patients located in special monitoring wards. During approximately 1,300 hours of monitoring, 18 episodes of life-threatening rhythm events were documented that required treatment through defibrillation. The mean response time to defibrillation shock delivered automatically by the Powerheart was 33.4 seconds and the therapy was successful in converting the patient to a normal heart rhythm 94.4 percent of the time on the first shock (17/18) and 100 percent by the second shock (1/1).  There were no patient complications.

In February 2003, a European study authored by Antonio Martinez-Rubio, M.D. et al, was published in the Journal of the American College of Cardiology. The 117-patient study was conducted at 10 European medical centers in Germany, Spain, Italy and Finland. The patients included 51 at risk cardiac patients located in special monitoring wards (intensive or coronary care units or in the emergency room), and 66 who were undergoing electrophysiological testing or implantation of cardioverter-defibrillators (ICDs) because of suspected or documented ventricular tachyarrhythmias. During a total of 1,240 hours of testing, 1,988 heart rhythm events were documented and 115 of those needed treatment through defibrillation. The mean response time was 14.4 seconds and there were no complications.

In June 2003, a study published in The American Journal of Cardiology authored by Thomas Mattioni, M.D., et al, conducted at the Arizona Heart Institute, Phoenix, AZ measured the ability of the Powerheart to accurately discriminate superventricular (SVT) from life-threatening ventricular tachyarrhythmias (VT) in patients undergoing a conventional EP study the electrophysiology lab. In a total of 98 patients the Powerheart correctly identified 122 episodes of SVT for a resultant sensitivity of 100 percent and a specificity of 94 percent. The authors concluded that the Powerheart accurately discriminates SVT from VT and is expected to correctly deliver automatic shocks in the presence of spontaneous life-threatening arrhythmia and appropriately withhold therapy during SVT.

Government Regulation

In the United States, clinical testing, manufacturing, packaging, labeling, promotion, marketing, distribution, registration, record keeping and reporting, clearance or approval of medical devices generally are subject to regulation by the FDA. Medical devices intended for human use are classified into three categories, subject to varying degrees of regulatory control. Class III devices, which we believe cover certain of our products, are subject to the most stringent control.

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

In February, 2002, the FDA granted us 510(k) clearance to market our Powerheart AED for the emergency treatment of victims of sudden cardiac arrest and in January 2003, the FDA granted us 510(k) clearance to market our Powerheart AED for use on children under eight-years of age. In July 2004, the FDA granted us 510(k) clearance to market our Powerheart G-3 Automatic AED and in August 2004, the FDA granted us 510(k) clearance to market our Powerheart G-3 AED Pro.

We have also received the necessary approvals to market the Powerheart CRM, Powerheart AEDs and related product accessories within Europe, Canada, Australia and other regions of the world.

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

In early April 2004, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of our manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in the Company’s quality system. We took corrective and preventive action to bring our quality system into compliance. In addition, during May 2004, we initiated a limited, voluntary recall of approximately 5,800 units of our older model Powerheart AEDs in order to replace a potentially faulty capacitor component. As of December 31, 2004, the majority of the recalled units in the U.S. have been replaced or repaired and we are in the process of executing our international recall plan which represents approximately 10% of total affected units.

Also, in May 2004, we initiated a limited, voluntary recall of approximately 4,800 AED batteries due to an error made by our battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. As of December 31, 2004, the recall has been completed and customers have received replacement batteries.

We estimate the cost of these voluntary recall actions could range from $1 million to $1.2 million, however, we have received from our suppliers, credits against existing and future amounts totaling $1.2 million, which have been recorded to accrued expenses to establish a warranty accrual for these recall matters and are included in accruals for warranties issued during the period. Actual recall related costs incurred have been charged against this accrual and totaled approximately $1.1 million as of December 31, 2004. At this time, we believe our remaining accrual related to the recall will cover any future costs.

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

Research and development expenses for the years ended December 31, 2004, 2003 and 2002 were $6 million, $5.5 million, and $6.1 million, respectively. We intend to continue to devote resources and capital to research and development so we can improve and refine our existing products and technology, develop and commercialize our products currently under development, and develop new applications for our technology.

Backlog

As of December 31, 2004, we had no significant backlog of orders and approximately $1.1 million of deferred AED/CPR training and program management services revenue that was undelivered, compared to a backlog of approximately $700,000 as of December 31, 2003 of AED/CPR training and program management services orders not processed, and $61,000 of deferred AED/CPR training and program management services revenue that was undelivered. Revenue on AED/CPR training services is recognized when the services are delivered.

Employees

As of December 31, 2004, we had 212 full-time employees, of which 93 employees were involved in worldwide sales and marketing functions, 27 were involved in supporting our research and development activities, 57 were in manufacturing and 35 were general and administrative personnel. None of our employees are represented by a collective bargaining arrangement and we believe our relationship with our employees is satisfactory. We may add additional personnel as we grow.

Material Subsequent Events

On February 28, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quinton Cardiology Systems, Inc., a Delaware corporation (“Quinton”), CSQ Holding Company, a Delaware corporation (“Holding Company”), Rhythm Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Holding Company (“Quinton Merger Sub”) and Heart Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Holding Company (“Cardiac Merger Sub”).

The Merger Agreement provides for the strategic combination by means of (i) a merger of Quinton Merger Sub with and into Quinton, followed immediately by a merger of Quinton with and into Holding Company, with Holding Company surviving the merger as the surviving corporation, and (ii) a merger of Cardiac Merger Sub with and into us, as a result of which we will become a wholly-owned subsidiary of Holding Company (collectively, the “Mergers”). Following the Mergers, Holding Company will change its name to “Cardiac Science Corporation” and, upon approval by Nasdaq, anticipates that its shares of common stock will be quoted on the Nasdaq National Market under the symbol “DFIB.”

As a result of the Mergers, each issued and outstanding share of our common stock will be exchanged for 0.10 shares of Holding Company common stock and each issued and outstanding share of Quinton common stock will be exchanged for approximately 0.77 shares of Holding Company common stock. Additionally, the number of shares and exercise prices of outstanding options and warrants to purchase our common stock and Quinton common stock will be adjusted based on the foregoing exchange ratios. Such options and warrants will be assumed by Holding Company and will represent the right to purchase shares of Holding Company common stock.

In connection with the Mergers, our senior note holders have agreed to exchange the entire balance of principal and accrued interest under such notes, or approximately $61 million, as well as warrants to purchase approximately 13.4 million shares of our common stock, for an aggregate of $20 million in cash and 2.8 million shares of Holding Company common stock.

Consummation of the Mergers is subject to customary closing conditions, including, among others (i) the approval of the Merger Agreement, the Mergers and any other transactions contemplated by the Merger Agreement by our stockholders and the stockholders of Quinton, (ii) the absence of any material adverse effect with respect to our business and the business of Quinton and (iii) the receipt of opinions from counsel that the Mergers will qualify as tax-free reorganizations for federal income tax purposes. The Merger Agreement contains certain termination rights and further provides that upon termination of the Merger Agreement under certain specified circumstances we or Quinton, as the case may be, may be required to pay the other a termination fee of $4 million.

We and Quinton intend to cause the Holding Company to file a registration statement on Form S-4 containing a proxy statement/prospectus in connection with the Mergers. For more information regarding the pending Mergers, please refer to this filing when it becomes available because it will contain important information about the transaction. Investors and security holders may obtain free copies of this document (when it becomes available) and other documents filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s web site at www.sec.gov.

General Information

We maintain an Internet website at www.cardiacscience.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as reasonably practicable following the date they are filed with or furnished to the SEC. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials that we file with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

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
• planned integration of technologies with products; • the completion of the Mergers;

• the expected synergies of the combined companies after the Mergers;
• the anticipated cost savings resulting from the Mergers;
• the ability of the combined companies to achieve significantly greater size and scale;
• the ability of the combined companies to achieve sustainable profitability and to continue to develop competitive new products; and
• business strategies.

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

According to Frost & Sullivan, the worldwide AED market is expected to grow at approximately 20% per year over the next several years. Our current level of operations is based on assumptions concerning the future expected growth of AED markets, and if such assumptions are significantly different from actual AED market growth rates, or if we are not able to maintain or increase our market share, then we may not be able to successfully grow our revenue and, as a result, our level of revenue may not be able to support our current or future level of operations.

If we fail to successfully compete against new or existing competitors, our operating results may suffer.

Our principal competitors relating to our AED product line are Medtronic Emergency Response Systems, a unit of Medtronic, Inc., Philips Medical Systems, a unit of Koninklijke Philips Electronics N.V., and ZOLL Medical Corporation. Due to their size, financial resources, market position and well established customer relationships, it may be difficult for us to maintain or increase our market share and/or penetrate new markets. In addition, these competitors are part of much larger organizations, and thus have significantly greater resources than we do. Accordingly, Medtronic Emergency Response Systems, Philips Medical Systems and ZOLL Medical Corporation may increase the resources they devote to the development and marketing of AEDs, which could materially impact our results.

We also compete against other companies that manufacture and sell external defibrillator devices to hospitals, where we sell our Powerheart CRM. These companies include Medtronic Emergency Response Systems, Philips Medical Systems, and ZOLL Medical Corporation. These manufacturers of competing external devices are well established in the medical device field, have substantially greater experience than us in research and development, obtaining regulatory clearances, manufacturing, and sales and marketing, and have significantly greater financial, research, manufacturing, and marketing resources than us.

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

If we are not able to satisfy the conditions to consummate the Mergers, Quinton will be able to terminate the Merger Agreement.

Consummation of the Mergers is subject to closing conditions, including, among others (i) the approval of the Merger Agreement, the Mergers and any other transactions contemplated by the Merger Agreement by our stockholders and the stockholders of Quinton, (ii) the absence of any material adverse effect with respect to our business and the business of Quinton, (iii) the expiration of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (iv) that there be no injunction or decree which enjoins or prohibits the Mergers. We may not be able to satisfy all of the closing conditions required to consummate the Mergers, in which case Quinton could elect to terminate the Merger Agreement. If Quinton elects to terminate the Merger Agreement, we may need to seek additional financing to continue operating our business and repay the senior notes. In addition, a termination by Quinton may cause securities analysts or other investors to have a negative perception of us, which could cause our stock price to decline.

The uncertainties associated with the Mergers may cause us to lose key personnel, which could negatively impact our operations.

Some of our employees may experience uncertainty about their future roles with the combined company resulting from the Merger until or after strategies with regard to the combined company are announced or executed. This uncertainty may adversely affect our ability to attract and retain key personnel until the consummation of the Mergers, which could negatively impact our operations.

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

We have a history of losses.

We have a history of losses, and expect to incur some losses in the future. We were formed in 1991 and have been engaged primarily in organizational activities, research and development, pre-clinical testing, human clinical trials, and capital raising activities, until the introduction of our first commercial product in December 1999. As of December 31, 2004, we had an accumulated deficit of approximately $124.4 million. We believe our current cash and cash equivalents on hand will be sufficient to finance anticipated capital and operating requirements for the next twelve months. If we are unable to generate sufficient product revenues, we may be required to raise additional capital in the future through collaborative agreements, private investment in public equity financings, and various other public or private equity or debt financings. If we are required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all. If we fail to obtain additional capital as and when required, such failure could have a material adverse impact on our operating plan and business.

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

During 2002, we issued $50 million in 6.9% senior notes, which are collateralized by all of our assets. Any default on such notes could cause us to substantially curtail our operations.

In May 2002, we placed $50 million in 6.9% senior notes due May 2007 with investors. The senior notes are collateralized by a senior blanket security interest in our assets. In November 2004, we obtained a waiver from the holders of the senior notes for non-compliance with a financial covenant for the quarter ended September 30, 2004. In addition, at that time, based on our expected results for the quarter and year ending December 2004, we anticipated that we would also be in non-compliance with certain financial covenants for those periods. Accordingly we reclassified the senior notes payable to current liabilities as of September 30, 2004. In January 2005, we obtained a waiver of non-compliance for certain covenants, including financial covenants for the quarter and year ended December 31, 2004. Additionally, we restructured the financial covenants and certain other terms of the senior notes for future periods. As part of the restructuring, we extended the maturity date of the senior notes and accrued interest thereon to May 2008, with interest accruing and added to the principal balance until maturity.  If in the future we fail to comply with the financial covenants as amended, we could be in default under the senior notes. If we are in default we may become subject to claims by note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

Our auditors have expressed doubt about our ability to continue as a going concern.

We received a report on our consolidated financial statements from our independent registered public accounting firm for the years ended December 31, 2004 and 2003 that includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern without, among other things, obtaining additional financing to support expansion plans, manufacturing, research and development activities, or achieving a level of revenues adequate to support our cost structure.

Our operating results may fluctuate from quarter to quarter, which could cause our stock price to be volatile.

The market prices of many publicly traded companies, including emerging companies in the healthcare industry, have been and can be expected to be highly volatile. The future market price of our common stock could be significantly impacted by:

• future sales of our common stock;
• general stock market conditions;
• announcements of technological innovations for new commercial products by our present or potential competitors;
• developments concerning proprietary rights;
• adverse results in our field or with clinical tests;
• adverse litigation;
• unfavorable legislation or regulatory decisions;
• public concerns regarding our products;
• variations in quarterly operating results;
• general trends in the health care industry; and
• other factors outside of our control.

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

The outcome of and costs relating to pending shareholder class action and shareholder derivative actions are uncertain.

During March 2005, numerous complaints were filed in the Chancery Court of Delaware concerning the recent Merger Agreement entered into with Quinton. The complaints allege that the board breached its fiduciary obligations with respect to the transaction in two ways. First, the board purportedly did not negotiate for sufficient compensation for Cardiac, as opposed to the compensation received by Quinton. Second, the board allegedly engaged in self-dealing because the senior note holders purportedly received more than their fair share in the Mergers, as opposed to the common stockholders. The complaints seek an injunction enjoining the proposed Mergers, rescissionary damages if the Mergers are completed, and an order that the board hold an auction to obtain our best value.

We cannot predict with certainty the eventual outcome of such pending litigation. We intend to defend against such lawsuits vigorously and may have to expend significant efforts and incur substantial expense in such defense.

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

• enforce our patents;
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

In February 2003, we filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart”, “HeartStart FR2” and the “HeartStart Home Defibrillator,” infringe at least ten of our United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and we have sought a declaration from the Court that our products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

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

We currently have reserved 14,000,000 shares of common stock for issuance upon the exercise of options that may be granted under our 1997 Stock Option/Stock Issuance Plan, as amended, 1,000,000 shares of common stock for issuance upon the exercise of options outside of our 1997 Stock Option/Stock Issuance Plan and 16,747,695 shares for issuance upon the exercise of currently outstanding warrants. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.

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

ITEM 2.     PROPERTIES.

Our corporate headquarters is located in Irvine, California, and encompass approximately 22,000 square feet. Our lease for this property expires in 2008 and our annual base rent expense for this facility is approximately $458,000. Our R&D facility, located in Lake Forest, California comprises approximately 10,000 square feet. This lease expires in 2008 and our annual base rent expense is approximately $124,000. We also have a manufacturing facility located in Minnetonka, Minnesota, totaling approximately 31,000 square feet. The lease on this facility expires in 2007 and our annual net rent expense for this facility is approximately $335,000. As of the date of this filing, we also have international sales and marketing offices in Copenhagen, Denmark and Manchester, England.

ITEM 3.     LEGAL PROCEEDINGS.

In February 2003, we filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart”, “HeartStart FR2” and the “HeartStart Home Defibrillator,” infringe at least ten of our United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and we had sought a declaration from the Court that our products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

On April 30, 2003, we filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe our patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint and asserted counterclaims alleging that we have engaged in activities that constitute tortious interference with present and prospective contractual relations, common law business disparagement and statutory business disparagement. We responded to the counterclaims with a complete and general denial of the allegations. At this stage, the we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

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

In early March 2005, several class action complaints were filed in the Chancery Court of Delaware concerning the recent Merger Agreement entered into with Quinton. The complaints allege that the board breached its fiduciary obligations with respect to the transaction in two ways. First, the board purportedly did not negotiate for sufficient compensation for Cardiac, as opposed to the compensation received by Quinton. Second, the board allegedly engaged in self-dealing because the senior note holders purportedly are entitled to receive more than their fair share in the Mergers, as opposed to the common stockholders. The complaints seek, inter alia, an injunction enjoining the proposed Mergers, rescissionary damages if the Mergers are completed, and an order that the board hold an auction to obtain our best value. We have retained legal counsel and intend to defend the cases vigorously.

In the ordinary course of business, various lawsuits and claims are filed against us including product liability suits. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on our operations or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 21, 2004, we held an annual meeting of the stockholders. Seven persons, all of whom were existing members of the board of directors, were nominees for election at the annual meeting. All of the following persons were elected as directors at the annual meeting:

Name	Votes For	Votes Against	Abstentions	Broker Non-votes
Raymond W. Cohen	67,407,363	—	1,093,534	—
Howard L. Evers	67,460,602	—	1,040,295	—
Peter Crosby	67,509,354	—	991,543	—
Raymond E. Newton III	67,483,524	—	1,017,373	—
Jeffrey F. O’Donnell Sr.	66,771,301	—	1,729,596	—
Brian H. Dovey	66,749,623	—	1,751,274	—
Bruce J. Barclay	66,847,466	—	1,653,431	—

Proposals voted on at the annual meeting were:

1. To elect seven members to the board of directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified.

2. To ratify the selection by the audit committee of the board of directors of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2004.

The following table shows the matter voted upon except the election of the directors which is detailed above, votes cast for, against or withheld as the number of abstentions and broker non-votes.

Matter	Votes For	Votes Against	Abstentions	Broker Non-votes
Selection of PricewaterhouseCoopers LLP	67,995,564	351,252	154,081	—

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

In September 2000, our common stock was accepted for trading on the NASDAQ National Market under the symbol “DFIB”. The following table sets forth for the periods indicated the high and low closing sales prices for our common stock as reported on NASDAQ National Market.

	High	Low
4th Quarter 2004, ended 12/31/04	$2.27	$1.58
3rd Quarter 2004, ended 9/30/04	$3.05	$1.43
2nd Quarter 2004, ended 6/30/04	$4.20	$1.97
1st Quarter 2004, ended 3/31/04	$5.33	$3.72
4th Quarter 2003, ended 12/31/03	$4.65	$3.40
3rd Quarter 2003, ended 9/30/03	$4.99	$2.54
2nd Quarter 2003, ended 6/30/03	$3.19	$2.22
1st Quarter 2003, ended 3/31/03	$2.94	$1.98

Holders

As of December 31, 2004, there were approximately 629 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock. We presently intend to retain earnings, if any, to finance our operations and therefore do not anticipate paying any cash dividends in the foreseeable future. The payment of any dividends will depend upon, among other things, our earnings, assets and general financial condition.

Issuer Purchases of Equity Securities

In November 2004, we agreed to cancel 277,682 shares of our common stock beneficially owned by Raymond W. Cohen, our Chairman and Chief Executive Officer, in exchange for the cancellation of an outstanding promissory note payable to us by Mr. Cohen in an aggregate amount of approximately $588,690, including accrued interest. The cancellation of the shares held by Mr. Cohen was not part of a publicly announced repurchase plan or program.

ITEM 6.     SELECTED FINANCIAL DATA.

The following selected financial information is derived from our consolidated financial statements. You should read this summary financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

Statement of Operations Data:
(In thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	2002	2001	2000

Net revenue	$68,513	$61,982	$50,043	$10,651	$4,242
Gross profit	38,151	33,439	25,306	2,676	417
Gross profit %	56%	54%	51%	25%	10%
Operating expenses:
Sales and marketing	23,959	18,616	17,325	8,972	4,371
Research and development	6,027	5,538	6,053	8,575	8,248
General and administrative	19,241	14,720	11,474	6,935	5,159
Acquired in-process research and development	—	—	—	—	13,587
Amortization of intangible assets(1)	1,931	1,656	2,111	1,740	1,063
Amortization of restricted stock	—	—	—	—	1,551
Impairment of assets	—	—	—	1,438	—
Gain on sales and other, net	(1,077)	—	—	—	—
Gain on Settlement	—	—	(832)	—	—
Total Operating Expenses	50,081	40,530	36,131	27,660	33,979
Loss from operations	(11,930)	(7,091)	(10,825)	(24,984)	(33,562)
Interest income (expense) and other, net	(6,739)	(5,891)	(4,142)	(538)	618
Loss on sale of marketable securities	—	—	—	(707)	—
Minority interest in (income) loss of subsidiary	—	(48)	(33)	16	—
Provision for income taxes		—	—	(2)	(2)
	(6,739)	(5,939)	(4,175)	(1,231)	616
Loss from continuing operations	(18,669)	(13,030)	(15,000)	(26,215)	(32,946)
Income (loss) from discontinued operations	—	493	(52)	—	—
Net loss	$(18,669)	$(12,537)	$(15,052)	$(26,215)	$(32,946)
Basic and diluted loss per share:
Continuing operations	$(0.22)	$(0.19)	$(0.22)	$(0.78)	$(1.82)
Discontinued operations	—	0.01	—	—	—
Net loss per share	$(0.22)	$(0.18)	$(0.22)	$(0.78)	$(1.82)
Weighted average shares used in computing net loss per share	83,094	69,848	67,199	33,507	18,080

(1)  Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with SFAS No. 142.

Selected Balance Sheet Data:
(In thousands)

	December 31,
	2004	2003	2002	2001	2000

Cash and cash equivalents	$13,913	$8,871	$15,598	$15,830	$13,537
Working capital	27,046	22,981	19,177	12,388	18,022
Total assets	203,334	203,001	153,920	145,469	33,336
Long term debt, net of current portion	52,648	46,522	41,145	27,780	192
Total stockholders’ equity	132,915	137,591	94,270	98,344	28,985

Summarized Quarterly Data:
(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Net revenue	$15,604	$17,509	$14,747	$20,653
Gross profit	9,096	9,686	8,111	11,258
Gross profit %	58%	55%	55%	55%
Operating loss	(3,245)	(3,538)	(3,303)	(1,844)
Net loss	(4,832)	(5,321)	(5,070)	(3,446)
Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.06)	$(0.04)
2003
Net revenue	$14,024	$14,527	$15,728	$17,703
Gross profit	7,935	8,306	9,511	7,687(2)
Gross profit %	57%	57%	61%	43%
Operating loss	(1,240)	(621)	(264)	(4,966)
Net loss	(2,582)	(1,974)	(1,490)	(6,491)
Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.02)	$(0.08)
2002
Net revenue	$9,361	$12,841	$13,588	$14,253
Gross profit	4,451	6,174	6,800	7,881
Gross profit %	48%	48%	50%	55%
Operating loss	(2,839)	(2,926)	(2,789)	(2,271)
Net loss	(3,482(1))	$(3,753)	(4,136)	(3,681)
Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.06)	$(0.05)

(1)	Loss from operations includes a gain of $832 related to a Settlement Agreement and Mutual Release with Medtronic Physio-Control Corp.

(2)	The gross profit for the quarter ended December 31, 2003 includes an impairment change of $2,917 related to the Company’s in-hospital defibrillators as a result of a strategic decision to terminate the “no cap” placement business model in U.S. hospitals.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(In thousands, except share and per share data)

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth herein.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Results of Operations

In 2004, the Powerheart AED G3 product line continued to be our principal revenue driver complemented by a full year of our AED/CPR training services resulting from our acquisition of the assets and liabilities of Complient Corporation in October 2003. International sales grew at a higher than expected rate due in part to delivering over half of a $3,000 British government contract and significant growth in the Japanese market. This international revenue growth was partially offset by lower sales in the U.S., particularly to U.S. distributors, resulting from competitive pressures and a strategic shift from smaller dealers to recently signed large distribution partners such as Airgas Safety, Concentra Health Services, Hagemeyer North America and Fisher Safety. Our gross margin as a percentage of revenue increased in 2004 to 55.7% from 53.9% in 2003. Our gross margin in 2004, compared with the 2003 margin excluding the impact of the one time inventory impairment charge, decreased due to a higher mix of lower margin international OEM sales and the impact of a full year of lower margin service revenue. In 2004, we sold our training related equipment and supplies product lines acquired from Complient and discontinued selling our Diascope patient monitoring line, as these product lines were not part of our core AED and hospital defibrillation markets.

Revenue

The following is a summary of net revenue by product line:

	2004		2003		Change
AEDs and related accessories	$56,666	82.7%	$55,010	88.8%	$1,656	3.0%
AED/CPR training and program management services	7,406	10.8%	1,519	2.4%	5,887	387.6%
Powerheart in-hospital defibrillators and accessories	1,169	1.7%	1,259	2.0%	(90)	7.1%
Patient monitors, training products and accessories	3,272	4.8%	4,194	6.8%	(922)	22.0%
Total net revenue	$68,513	100.0%	$61,982	100.0%	$6,531	10.5%

Net revenue for the year ended December 31, 2004 increased $6,531 or 10.5% compared to the year ended December 31, 2003. This increase was attributable to higher services revenue resulting from a full year of ownership of the Complient business and increased international AED sales, partially offset by lower sales in the U.S. resulting from competitive pressures and a shift in our indirect distribution strategy. Sales of AED products and related accessories and services, which represented 93.5% of our total revenue, increased by $7,543, or 13.3%, a significant portion of which was attributable to AED/CPR training and program management services, which accounted for $7,406 of sales in 2004 compared to $1,519 in 2003, all of which was in the fourth quarter following the Complient acquisition. In addition, we sold $3,272 of patient monitors, training equipment and accessories in 2004 compared to $4,194 in 2003. The decrease of $922, or 22.0%, is due to the fact that we dedicated less resources to our patient monitoring line, which is not part of our core AED and hospital defibrillation markets, and resulted in a strategic change for 2004 to exit the patient monitoring line at the end of the third quarter, along with the training related equipment and supplies product line we acquired from Complient, which we sold in August 2004. Sales of Powerheart CRMs were $451 for 2004 compared to $431 in 2003, which represents less than 1% of total revenue in both years. Sales of our Powerheart proprietary disposable defibrillation electrodes used with the first generation Powerheart and the Powerheart CRM were $718 for 2004 compared to $828 for 2003.

Gross Margin

Cost of goods sold for the year ended December 31, 2004 was $30,362, compared to $28,543 including an impairment charge of $2,917 for the year ended December 31, 2003. Gross margins as a percentage of revenue, including the impairment charge in 2003, were 55.7% in 2004 compared to 53.9% in 2003. Excluding the impairment charge in 2003, gross margins as a percentage of revenue declined to 55.7% in 2004 from 58.7% in 2003. This decrease was a result of a higher mix of lower margin international OEM sales and the impact of a full year of service revenue in 2004 which has lower margins. Cost of service revenue was $4,282 for the year ended December 31, 2004, with a gross margin of 42.2%, compared to cost of service revenue of $747 in 2003, all of which was in the fourth quarter following the Complient acquisition, with a gross margin of 50.8%. The decrease was primarily the result of significantly higher than normal costs we incurred for personnel and travel associated with meeting a deadline to fulfill certain installment services and AED training for the New York City Schools contract. After the deadline, margins on service revenue related to the New York City Schools increased to normal levels.

During 2004, sales of first generation Powerhearts and accessories that were written off in 2003 totaled $229 and had a favorable impact to our margin in 2004. The majority of the inventory written off in 2003 is still on hand. We will continue to try to sell some of these units internationally, but it is still uncertain as to how many units we will be able to sell and at what price. Eventually we will scrap the units or use them for parts.

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue:

	2004		2003		Change
Sales and marketing	$23,959	35.0%	$18,616	30.0%	$5,343	28.7%
Research and development	6,027	8.8%	5,538	8.9%	489	8.8%
General and administrative	19,241	28.1%	14,720	23.8%	4,521	30.7%
Amortization	1,931	2.8%	1,656	2.7%	275	16.6%
Gain on sales and other, net	(1,077)	(1.6%)	—	—	(1,077)	—
Total operating expenses	$50,081	73.1%	$40,530	65.4%	$9,551	23.6%

Sales and marketing expenses increased by 28.7% to $23,959 for the year ended December 31, 2004, and as a percentage of revenue to 35.0% in 2004 from 30.0% in 2003. The increase is primarily attributable to the expansion of our international sales operations of $2,113, particularly in the U.K and Germany, a full year of sales and marketing expenses related to program management and training services of $2,454 pursuant to the acquisition of Complient in the fourth quarter of 2003, higher direct marketing costs of $2,706, and a full year of our inside sales team established in late 2003 of $560. This increase is offset by reductions in sales and marketing headcount and related expenses in the U.S., primarily in the indirect sales channel, of $2,612.

Research and development expenses for the year ended December 31, 2004 increased $489 or 8.8% compared to 2003. The increase is directly related to additional headcount and project costs of $991 associated with the development of an in-hospital crash-cart defibrillator for GE Healthcare pursuant to a development agreement signed in July 2003, increased facility costs of $203 year over year resulting from the relocation of the research and development team to a new facility in mid 2003, offset by the reallocation of resources  of $711 focused on engineering support in 2003 to regulatory and quality assurance activities included in general and administrative expenses in 2004.

General and administrative expenses increased $4,521 or 30.7% for the year ended December 31, 2004 compared to 2003. The increase was primarily due to: (i) increased legal costs of $1,707 related to the Philips patent litigation, (ii) increased provision for bad debts of $1,314 resulting from uncertainty as to the collectibility of certain accounts, (iii) increased audit, tax and consulting fees primarily related to Sarbanes-Oxley compliance of $835, (iv) a full year of headcount and facilities resulting from the Complient acquisition in October 2003 of $751, (v) increased corporate insurance costs of $396, and (vi) increased regulatory and quality assurance costs, including the reallocation of resources that were focused on engineering support in 2003 to regulatory and quality assurance activities included in general and administrative expenses in 2004, of $972. This increase is partially offset by: (i) a decrease in costs related to our relocation and expansion of facilities expenses in 2003 of $718, (ii) a reduction of headcount and related expenses from consolidating our international operations of $237, and (iii) a decrease in executive headcount and compensation of $392.

Amortization of intangibles included in operating expenses was $1,931 for the year ended December 31, 2004, an increase of $275 or 16.6% from the $1,656 for the year ended December 31, 2003. The increase is primarily the result of a full year of amortization on certain identifiable intangible assets in 2004 that were related to the Complient acquisition in October 2003.

Net gain on sales of assets and other costs was $1,077 for the year ended December 31, 2004 and consisted of the gains on sales of the CPR Prompt product line of $1,368 and the AED trainer product of $387, offset by a loss on sales of fixed assets of $203, an impairment of assets related to the discontinuance of the Diascope product line of $190, and severance related to headcount reductions from consolidating our international operations of $285.

Interest Expense

Interest expense for the year ended December 31, 2004 was $7,031 compared to interest expense of $6,031 for 2003. The increase was primarily due to a higher average outstanding balance on the Senior Notes, higher amortization of the note discount using the effective interest rate method, and the amortization of the value of warrants issued in March 2004 in connection with an amendment to the Senior Note and Warrant Purchase Agreement.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Results of Operations

On October 21, 2003, in a move to capture additional revenue related to the sale of our AEDs, we acquired substantially all the assets and liabilities of Complient Corporation, the nation’s leading independent provider of AED and CPR training and comprehensive AED program management. Corporations, municipalities, schools, government agencies and others who purchase and deploy AEDs are required by certain federal and state laws to obtain a medical prescription and have designated personnel trained annually in AED use and CPR by a certified trainer. Traditionally, buyers of AEDs have had to arrange for their own training with non-profit organizations or off-duty paramedics, coordinate their own site assessment and deployment, and assure ongoing compliance with recertification and other regulations. Complient was the first organization of its kind to offer a comprehensive training program that included the management and coordination of all aspects of AED deployment including site surveys, medical direction, web-based software for record-keeping and AED/CPR training with 150 certified trainers on staff covering all 50 states nationwide. Strategically, Complient fit well with us and was a logical extension of our core business. The acquisition provides additional point-of-sale revenue as well as a recurring revenue opportunity linked to AED sales. Moreover, we believe this will provide us with a significant competitive advantage over our competitors who do not offer comparable programs. We reduced Complient’s non-trainer staff by approximately one third and substantially completed the integration of its operations into ours as of December 31, 2003. In 2002, Complient generated revenue of approximately $12,600 from sales of AEDs and related services.

At the end of 2003, we made a strategic decision to discontinue the “no cap” Powerheart CRM placement business model in U.S. hospitals in favor of a capital sale model focused on key distribution relationships such as those we entered into in 2003 with General Electric Medical Systems and the Premier, Inc. buying group. In 2001, we adopted the “no cap” model, whereby we marketed the Powerheart to U.S. hospitals directly, and agreed to place Powerheart units in a customer’s facility, while retaining ownership of the unit, with no upfront capital equipment charge to the customer in exchange for an agreement to purchase our proprietary, disposable defibrillation electrodes monthly or quarterly. We believed this “no cap” model would increase the rate of adoption of our AECD/CRM technology by addressing the capital budget constraints many U.S. hospitals face and would ultimately result in higher levels of recurring revenue from disposable electrodes. While this model did initially increase adoption of the technology, it has failed to produce the expected levels of revenue required to continue with this business model going forward. As a result of this strategic change, we incurred a $2,917 inventory impairment charge to write down the value of first generation Powerheart and Powerheart CRM in-hospital defibrillators in inventory and at certain customer sites. However, there are a number of customer sites where the technology has been successfully deployed and that are generating sufficient revenue on disposable electrode sales to justify the continuation of this program for those specific customers. At December 31, 2003, we still had on hand all of the inventory that was written off. We will attempt to sell some of these units internationally, but it is uncertain as to how many units we will be able to sell, at what price, and over what time frame. Eventually, we will scrap the units or use them for parts.

Revenue

The following is a summary of net revenue by product line:

	2003		2002		Change
AED and related accessories and services	$56,529	91.2%	$38,572	77.1%	$17,957	46.6%
Powerheart in-hospital defibrillators and accessories	1,259	2.0%	1,278	2.5%	(19)	(1.5)%
Emergency defibrillators, monitors, training products and accessories	4,194	6.8%	10,193	20.4%	(5,999)	(58.9)%
Total net revenue	$61,982	100.0%	$50,043	100.0%	$11,939	23.9%

Net revenue for the year ended December 31, 2003 increased $11,939 or 23.9% compared to the year ended December 31, 2002. This increase was primarily attributable to our expanding share of the growing worldwide market for AEDs. Sales of AED products and related accessories and services, which represented 91.2% of our total revenue, increased by $17,957, or 46.6%. The AED product line, led by the Powerheart AED G3, continued to be the principal growth driver and was fueled and complemented by the acquisition of Complient and the addition of AED/CPR training and program management services, which accounted for $1,519 of sales in 2003, primarily in the period following the acquisition of Complient on October 21, 2003. In addition, we sold $4,194 of emergency defibrillators, monitors, training equipment and accessories in 2003 compared to $10,193 in 2002. This decrease of $5,999, or 58.9%, is due to the fact that we dedicated less resources to our patient monitoring line, which is not part of our core AED and hospital defibrillation markets, and has resulted in a strategic change for 2004 to exit the patient monitoring line, along with the training related equipment and supplies product line we acquired from Complient. Sales of Powerheart CRMs and related accessories were $431 for 2003 compared to $240 in 2002, which represents less than 1% of total revenue in both years. Sales of our Powerheart proprietary disposable defibrillation electrodes related to the first generation Powerheart and the Powerheart CRM were $828 for 2003 and $1,038 for 2002. The lack of growth in these in-hospital products contributed to the business model change in late 2003 discussed earlier under “Results of Operations.”

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

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue:

	2003		2002		Change
Sales and marketing	$18,616	30.0%	$17,325	34.6%	$1,291	7.5%
Research and development	5,538	8.9%	6,053	12.1%	(515)	(8.5)%
General and administrative	14,720	23.8%	11,474	22.9%	3,246	28.3%
Amortization	1,656	2.7%	2,111	4.2%	(455)	(21.6)%
Gain on settlement	—	—	(832)	(1.6)%	832	100.0%
Total operating expenses	$40,530	65.4%	$36,131	72.2%	$4,399	12.2%

Sales and marketing expenses increased by 7.5% to $18,616 for the year ended December 31, 2003, but decreased as a percentage of revenue to 30.0% in 2003 from 34.6% in 2002. The absolute dollar increase is primarily attributable to increased sales and marketing activities related to international sales operations ($1,228), including the establishment of direct sales operations in the U.K and Germany, and increased U.S. sales activities related to the growth of AED related sales ($1,073), including new sales and marketing expenses related to program management and training services pursuant to the acquisition of Complient. This increase is offset by a decrease in the sales and clinical efforts associated with the Powerheart CRM in-hospital product line ($1,129). The decrease in expenses as a percentage of revenue reflects our operating leverage and an increasing mix of revenue flowing through lower-cost indirect distribution channels.

Research and development expenses for the year ended December 31, 2003 decreased 8.5% compared to 2002. In 2003, research and development expenses were 8.9% of revenue, down from 12.1% of revenue in 2002. The absolute dollar decrease is primarily attributable to: (i) the development and completion of the Powerheart CRM project in 2002 which resulted in higher salaries, bonuses and benefits as well as project design, consulting and materials expenses during 2002 and (ii) the fact that we reallocated resources previously focused on preproduction activities included in research and development expenses in 2002, but now focused on Company-wide operations which are included in general and administrative in 2003. The second half of 2003 compared with the first half of 2003 shows an increase in research and development expenses directly related to more headcount and project costs associated with the development of a standard crash-cart biphasic defibrillator for GE Healthcare pursuant to a development agreement signed in July 2003.

General and administrative expenses increased $3,246 or 28.3% during the year ended December 31, 2003 compared with 2002. As a percentage of revenue, general and administrative expenses increased to 23.8% in 2003 from 22.9% in 2002. This increase was primarily comprised of new expenses, primarily headcount and facilities, related to the Complient acquisition ($435), our relocation of corporate headquarters and expansion of corporate, manufacturing and R&D facilities in 2003 ($936), increased salaries and benefits ($675), depreciation expense ($449) and the fact that we reallocated resources previously focused on preproduction activities included in research and development expenses in 2002, but now focused on Company-wide operations which are included in general and administrative in 2003 ($585).

Amortization of intangibles was $1,656 for the year ended December 31, 2003, a decrease of $455 or 21.6% from the $2,111 for the year ended December 31, 2002. The decrease is primarily the result of certain identifiable intangible assets becoming fully amortized during 2003 offset by approximately two months of amortization of intangibles related to the Complient acquisition.

Gain on settlement of $832 in 2002 relates to a settlement agreement with Medtronic Physio-Control (“MPC”) to terminate a distribution and licensing agreement between the parties (see Note 20 of the financial statements).

Interest

Interest expense for the year ended December 31, 2003 was $6,031 compared to interest expense of $4,452 for 2002. The increase was a result of a full year of interest expense and warrant and debt issuance cost amortization in 2003 associated with the senior secured promissory notes issued in May 2002.

Liquidity and Capital Resources

	December 31
	2004	2003
Working capital	$27,046	$22,981
Current ratio (current assets to current liabilities)	2.6 : 1.0	2.3:1.0
Cash and cash equivalents	$13,913	$8,871
Accounts receivable, net	$17,978	$20,410
Inventories	$9,680	$9,575
Short-term and long-term borrowings	$52,664	$46,575

The increase in our current ratio, working capital and cash and cash equivalents is primarily due to proceeds from our private placement of common stock in July 2004.

At December 31, 2004, our days sales outstanding on accounts receivable (“DSO”) was approximately 79 days compared to approximately 105 days at December 31, 2003, calculated based on a quarterly period using the ending net accounts receivable balance. We anticipate that our DSO will average less than 90 days during 2005. The decrease in our DSO is primarily due to more aggressive collection efforts and a decrease in the revenue mix in 2004 compared to 2003 for sales in the U.S. indirect distribution channel which typically have longer payment terms.

In February 2004, we secured a $5,000 line of credit with Silicon Valley Bank. The line of credit may be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. In January 2005, we obtained a waiver from the bank for the quarter and year ended December 31, 2004 for non-compliance with certain financial covenants required by the line of credit agreement. There was no outstanding balance on the line at December 31, 2004 or through the date of this filing.

From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities. In 2001, we raised approximately $37,000 in a series of private equity placements and through the exercise of outstanding options and warrants. In May 2002, we issued notes payable totaling $50,000. With the proceeds from these notes, we repaid the $26,468 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. In September 2003, we raised $8,375 in a private equity placement of 2,233,334 shares of our common stock at $3.75 per share to a small group of institutional and accredited investors. In connection with this offering, we also issued 223,333 five-year warrants with an exercise price of $5.00 per share. In July 2004, we raised gross proceeds of $12,370 in a private equity placement of 5,219,409 shares of our common stock at $2.37 per share. In connection with this offering, we issued five-year warrants to purchase 2,087,763 shares of common stock at a price of $2.84 per share. In January 2005, as consideration for delays in filing the required registration statement for the July 2004 private placement, we agreed with the investors to make a cash payment of $556, to issue an additional aggregate of 476,637 shares of common stock at the fair market value on the date of the agreement, and to reduce the exercise price on all the investors’ warrants to $2.50 per share. We expect to incur expense of approximately $1,500 in 2005 as a result of this agreement.

In May 2002, we entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50,000. Under the original terms of the Agreement, the Senior Notes (the “Notes”) were due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement, and accrue interest at 6.9% per annum. During the first three years of the term of the Notes, accrued and unpaid interest on the Notes would, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Notes. After the end of the third year of the term of the Notes, any additional accrued and unpaid interest on the Notes would be due and payable in cash quarterly in arrears, and on the termination date of the Notes. The Notes have certain monthly and quarterly financial and non-financial covenants. The Notes are collateralized by our assets and the assets of our subsidiaries, to the extent permitted by law. Proceeds from the Notes were used to repay $26,468 of senior promissory notes plus accrued interest issued in connection with the acquisition of Survivalink Corporation and the remaining proceeds were used for working capital purposes.

In connection with the Notes, the investors were issued warrants (the “Warrants”) for the purchase of an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited antidilution adjustments. After two years, we have the right to force the exercise of the Warrants pursuant to the terms of the Agreement. The proceeds from the Notes were allocated between the Notes and the Warrants based on their relative fair values which resulted in a discount being recorded on the Notes pursuant to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” We considered a number of factors, including an independent valuation, when determining the fair value of the Warrants. The significant assumptions used in the Black-Scholes model were: stock price of $2.90, adjusted downward for a dilution factor to $2.68; risk free rate of 4.98%; volatility of 0.90; dividend yield of 0%; and contractual term of 7 years. Such allocation resulted in a discount being recorded on the Notes in the amount of $11,815, which is being amortized over the five-year term of the Notes using the effective interest method. In addition, we paid approximately $2,760 in debt issuance costs which are being amortized over the five-year term of the Notes using the effective interest method.

In March 2004, we amended the Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $3.98; risk free rate of 3.2%; volatility of 0.65; dividend yield of 0%; and contractual term of seven years. The value of the warrants was recorded as additional discount to the Senior Notes to be amortized over the remaining term of the Senior Notes using the effective interest method. This modification was not considered to be a significant modification of the Agreement.

Under the antidilution provisions of the Agreement, which were triggered by the September 2003 and July 2004 private placements (see Note 15 to the financial statements) and the July 2003 warrant issuance to GE Healthcare (see Note 20 to the financial statements), an additional 205,451 warrants were issuable to the note holders at exercise prices ranging from $2.97 to $3.88. In addition, the exercise prices of the original warrants issued were also reduced to: (i) $2.97 for the 10,000,000 warrants that had an original exercise price of $3.00, (ii) $3.88 for the 3,000,000 warrants that had an original exercise price of $4.00, and (iii) $3.86 for the 500,000 warrants that had an original exercise price of $3.95.

In January 2005, we entered into an amendment and limited waiver (the “Amendment”) to the Agreement with the senior note holders. Pursuant to the terms of the Amendment, we and the Senior Note Holders agreed to: (i) extend the maturity date of the $50,000 in aggregate principal amount of Senior Notes issued under the Agreement by twelve months to May 29, 2008; (ii) defer all cash interest payments until maturity; and (iii) modify certain financial covenants regarding minimum EBITDA, minimum debt to capitalization and maximum capital expenditures, and delete certain other financial covenants for 2005 through maturity. Additionally, the senior note holders waived certain covenant violations, including all financial covenant violations for the quarter and year ended December 31, 2004. In exchange for the foregoing amendments and waiver contained in the Amendment, we and the senior note holders agreed to reduce the number of warrants to purchase shares of common stock to 13,438,599 and reduce the exercise price of those warrants to $2.00 per share, down from the original weighted average price of approximately $3.21 per share.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern and that we will recover our assets and satisfy our liabilities in the normal course of business. From inception, we have incurred substantial losses and negative cash flows from operations. For the years ended December 31, 2004 and 2003, we incurred losses of $18,669 and $12,537, respectively, and negative cash from operations of $8,776 and $16,347, respectively. As of December 31, 2004, we had cash on hand of $13,913, working capital of $27,046, short and long term debt of $52,664, and an accumulated deficit of $124,357.

We believe that our current cash balance, in combination with net cash expected to be generated from operations and our unused line of credit of $5,000, will fund ongoing operations for the next twelve months. Our expected net cash from operations is predicated on achieving certain revenue levels and maintaining our cost of goods, operating expenses, DSO ratio.

If we do not realize the expected revenue and cost of goods, or if operating expenses increase substantially, or if we cannot maintain our DSO ratio, we may not be able to fund our operations for the next twelve months. In addition, our line of credit and our Senior Notes require maintenance of certain financial covenants, of which we were in violation during 2004. Even though we have obtained waivers for all covenant violations and have amended the covenants for 2005 and going forward, if in the future, we fail to comply with these financial covenants as amended, we could be unable to use our line of credit or be in default under the Senior Notes. If we are in default, we may be subject to claims by the note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

In the event that we require additional funding during the next twelve months, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows and as such, there may be substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table presents the abbreviated cash flows for the years ended December 31, 2004 and 2003:

	2004	2003
Net cash used in operating activities	$(8,776)	$(16,347)
Net cash provided by investing activities	596	219
Net cash provided by financing activities	13,227	9,509
Effect of exchange rates on cash and cash equivalents	(5)	(108)
Net increase (decrease) in cash and cash equivalents	5,042	(6,727)
Cash and cash equivalents, beginning of year	8,871	15,598
Cash and cash equivalents, end of year	$13,913	$8,871

Cash used by operating activities for the year ended December 31, 2004 was $8,776, a decrease of $7,571 or 46.3% from $16,347 in 2003. The decrease is primarily due to a reduction in cash used in accounts receivable, inventory, and accounts payable of $12,935 and a reduction of cash used in net assets and liabilities held for sale of $1,460, offset by an increase in our net loss of $6,132.

Cash provided by investing activities for the year ended December 31, 2004 was $596, an increase of $377 or 172.1% from $219 in 2003. This change was primarily attributable to a decrease in purchases or property and equipment of $1,080 year over year and an increase in proceeds from sales of assets of $1,731 year over year, substantially offset by cash inflows in 2003 related to the refund of the MRL investment of $3,001 and goodwill cash adjustments of $1,050, offset by the purchase of Artema minority interest of $843.

Cash provided by financing activities for the year ended December 31, 2004 was $13,227, an increase of $3,718 or 39.1% from $9,509 in 2003. This increase was primarily due to an increase in proceeds from private placements of common stock year over year of $3,995 offset by a decrease in proceeds from the exercise of common stock options and warrants year over year of $365.

Off-Balance Sheet Arrangements

At December 31, 2004, our Danish subsidiary has outstanding bank guarantees/performance bonds totaling 2,373 Danish Kroner (approximately $435 in U.S. dollars) that were issued in 1999 through 2002 in connection with sales contracts to foreign governments. These performance bonds expire in ____. In addition, during 2004, we issued a performance bond for $88 collateralized by a letter of credit issued by Silicon Valley Bank under our line of credit in connection with a sales contract with a city municipality. The performance bond expires in November 2007. We have no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts.

In addition, we have non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

We had no material commitments for capital expenditures as of December 31, 2004.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2004:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, including interest	$69,945	$2,474	$67,471	—	—
Other long-term debt	41	16	25	—	—
Non-cancelable operating leases	5,765	1,752	3,251	762	—
	$75,751	$4,242	$70,747	$762	$—

In January 2005, the terms of the Senior Notes were amended (see Note 22 of the financial statements). The following table presents our expected cash requirements for contractual obligations reflecting the amendment:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, including interest expense	$75,553	$—	$—	$75,553	—
Long-term obligations	41	16	25	—	—
Operating leases	5,765	1,752	3,251	762	—
	$81,359	$1,768	$3,276	$76,315	$—

Income Taxes

As of December 31, 2004, we have research and experimentation credit carry forwards for federal and state purposes of approximately $3,000 and $1,000, respectively. These credits begin to expire in 2006 for federal purposes and carry forward indefinitely for California state purposes. We have capital loss carry forwards of approximately $1,000 for both federal and state purposes which begin to expire in 2006 for federal purposes and carry forward indefinitely for state purposes. We also have approximately $139,000 and $69,000, respectively, of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2005, respectively.

Internal Revenue Code Sections 382 and 383, and similar state provisions place certain limitations on the annual amount of loss and credit carryforwards that can be utilized if certain changes to a company’s ownership occur. The acquisition of Survivalink in 2001 resulted in a change in ownership pursuant to Section 382 of the Internal Revenue Code. The annual limitation is as follows: $8,300 for 2005, $6,500 for 2006 and $1,800 thereafter. The amount of net operating loss subject to this limitation, for federal and state purposes, is approximately $53,000 and $24,000, respectively. Research and experimentation credits and capital loss carryovers are also subject to the limitation under Internal Revenue Code Sections 382 and 383 and similar state provisions. The utilization of net operating loss carryovers and other tax attributes may be subject to further substantial limitations if certain ownership changes occur in future periods.

We recorded deferred tax assets of approximately $16,000 upon the acquisition of Survivalink in 2001. The deferred tax assets are composed primarily of loss and tax credit carryforwards and other temporary differences. The deferred tax assets recorded were reduced by a valuation allowance of $16,000. Due to the expiration of some of the net operating loss carryovers the balance is $13,000 as of December 31, 2004. If we determine that we will realize the tax benefit related to these Survivalink deferred assets in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

We also recorded deferred tax assets of approximately $8,000 upon the acquisition of Cadent in 2000. The deferred tax asset was composed primarily of loss carryforwards and other temporary differences. The deferred tax assets recorded were also reduced by a valuation allowance of $8,000. Due to the expiration of some of the net operating loss carryovers, the balance is $7,000 as of December 31, 2004. If we determine that we will realize the tax benefit related to these Cadent deferred assets in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

Additionally, approximately $1,600 of the net operating loss carryforward represents deductions claimed as the result of stock options. If we determine that we will realize the benefit of this net operating loss carryforward in the future, the related decrease in the valuation allowance will be credited to additional paid-in capital instead of the provision for taxes.

At December 31, 2004, we had foreign net operating loss carryforwards. The losses carry over indefinitely, unless certain defined changes in business operations occur during the carryover period. We have established a full valuation allowance against these deferred tax assets since it cannot be established that these foreign subsidiaries’ net operating loss carryforwards will be fully utilized.

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

Goodwill and Other Intangibles

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit, therefore, we test goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the carrying amount of goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. To date, we have not determined or recorded an impairment of goodwill since our market capitalization at the date of the impairment tests has never been less than the carrying amount of goodwill. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.

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

We offer limited volume price discounts and rebates to certain customers. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. We have no arrangements that provide for volume discounts at a later date, such as based on meeting certain quarterly or annual purchase levels. Rebates are paid quarterly or annually based on sales performance and are accrued for at the end of a reporting period. To date, all rebate arrangements have been immaterial.

We follow the guidance of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance, we consider our program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Training and AED program management service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers pursuant to annual or multi-year terms are deferred and amortized straight-line over the related contract period.

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

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, ‘Inventory Pricing,’” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or FAS 123R. FAS 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation.” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. We are evaluating the requirements of FAS 123R and expect that the adoption of FAS 123R will have a material impact on our consolidated financial position or results of operation. We have not determined the method of adoption or determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29 “Accounting for Non-monetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of this statement.

In December 2004, the FASB issued FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” ("FSP 109-2"). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. We are not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to conclude our analysis of this repatriation incentive during 2005.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk

We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At December 31, 2004, we invested our available cash in money market securities of high credit quality financial institutions.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates. However, our line of credit with our bank bears interest at our bank’s prime rate plus ..75% and if we ever draw down upon the line of credit, the outstanding balance could be affected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

The majority of our international sales are made in U.S. dollars, however, some sales to the U.K. are in pounds and to Germany and other parts of Europe in Euros, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. The majority of inventory purchases, both components and finished goods, in our foreign operations are made in U.S. dollars. The functional currency of our foreign operations in Denmark, the U.K. and Germany is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not material in any period.

The functional currency of our Swedish holding company is the local currency. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

Our Danish subsidiary has outstanding performance bonds totaling $2,373 Danish Kroner (approximately $435 U.S. dollars). Fluctuations in currency could increase the U.S. dollar value exposure under these guarantees.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

For an index to the financial statements and supplementary data, see Item 15(a).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardiac Science, Inc.

We have completed an integrated audit of Cardiac Science, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of Cardiac Science, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
March 16, 2005

CARDIAC SCIENCE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$13,913	$8,871
Accounts receivable, net of allowance for doubtful accounts of $3,611 in 2004 and $1,626 in 2003	17,978	20,410
Inventories, net	9,680	9,575
Prepaid expenses and other current assets	2,517	2,154
Total current assets	44,088	41,010
Property and equipment, net	4,932	7,003
Goodwill	140,544	139,859
Intangibles, net	9,677	11,626
Other assets	4,093	3,503
	$203,334	$203,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,266	$8,955
Accrued expenses	6,820	6,542
Deferred revenue	1,940	2,479
Current portion of long term debt	16	53
Total current liabilities	17,042	18,029
Deferred revenue	697	859
Senior secured promissory notes	52,623	46,481
Other long term debt	25	41
Other liabilities	32	—
Total liabilities	70,419	65,410
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock—$.001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock—$.001 par value; 160,000,000 shares authorized, 86,258,913 and 80,465,585 shares issued in 2004 and 2003, respectively, and 85,981,231 and 80,465,585 shares outstanding in 2004 and 2003, respectively	86	80
Additional paid-in capital	257,211	243,219
Accumulated other comprehensive income (loss)	(25)	(20)
Accumulated deficit	(124,357)	(105,688)
Total stockholders’ equity	132,915	137,591
	$203,334	$203,001

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net revenue:
Product sales	$61,107	$60,463	$50,043
Services	7,406	1,519	—
Net revenue	68,513	61,982	50,043
Cost of revenue:
Cost of goods sold	26,080	24,879	24,737
Cost of services	4,282	747	—
Total cost of revenue	30,362	25,626	24,737
Write down of inventory	—	2,917	—
Gross profit	38,151	33,439	25,306
Operating expenses:
Sales and marketing	23,959	18,616	17,325
Research and development	6,027	5,538	6,053
General and administrative	19,241	14,720	11,474
Amortization of intangibles	1,931	1,656	2,111
Gain on settlement	—	—	(832)
Gain on sales and other, net	(1,077)	—	—
	50,081	40,530	36,131
Loss from operations	(11,930)	(7,091)	(10,825)
Interest income	127	106	402
Interest expense	(7,031)	(6,031)	(4,452)
Other non-operating income (expense)	165	34	(92)
Loss before income taxes	(18,669)	(12,982)	(14,967)
Provision for income taxes	—	—	—
Loss before minority interest	(18,669)	(12,982)	(14,967)
Minority interest in consolidated subsidiary	—	(48)	(33)
Loss from continuing operations	(18,669)	(13,030)	(15,000)
Income (loss) from discontinued operations	—	493	(52)
Net loss	$(18,669)	$(12,537)	$(15,052)
Basic and diluted loss per share:
Continuing operations	(0.22)	(0.19)	(0.22)
Discontinued operations	—	.01	—
Net loss per share (basic and diluted)	$(0.22)	$(0.18)	$(0.22)
Weighted average number of shares used in the computation of net loss per share (basic and diluted)	83,094,008	69,848,014	67,199,419

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net loss	$(18,669)	$(12,537)	$(15,052)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(135)	37
Comprehensive loss	$(18,674)	$(12,672)	$(15,015)

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock			Accumulated Other
	Number of Shares	Amount	Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances at December 31, 2001	67,158,531	$67	$176,298	$78	$(78,099)	$98,344
Ascribed value of warrants issued at $3.00 and $4.00 per share in connection with debt offering			11,815			11,815
Common stock options exercised at $2.00 to $2.06 per share	39,537		83			83
Issuance of common stock for cash at $3.00 per share	78,333		235			235
Issuance of common stock for finders fees at $2.00 per share	25,000					—
Equity issuance costs related to 2001			(97)			(97)
Return and cancellation of shares in escrow related to the Survivalink acquisition	(474,231)		(1,095)			(1,095)
Foreign currency translation				37		37
Net loss					(15,052)	(15,052)
Balances at December 31, 2002	66,827,170	67	187,239	115	(93,151)	94,270
Ascribed value of warrants issued at $3.00 and $3.27 per share			936			936
Common stock options exercised at $1.60 to $3.83 per share	658,552	1	1,415			1,416
Common stock warrants exercised at $0.01 to $2.00 per share	496,529		5			5
Issuance of common stock for cash at $3.75 per share	2,233,334	2	8,373			8,375
Issuance of common stock for acquisition of Complient at $4.42 per share	10,250,000	10	45,295			45,305
Equity issuance costs			(44)			(44)
Foreign currency translation				(135)		(135)
Net loss					(12,537)	(12,537)
Balance at December 31, 2003	80,465,585	80	243,219	(20)	(105,688)	137,591
Ascribed value of warrants issued at $2.60 per share			1,301			1,301
Common stock options exercised at $1.60 to $4.63 per share	535,929	1	1,061			1,062
Common stock warrants exercised at $0.01 to $2.40 per share	37,990	─	─			─
Issuance of common stock for cash at $2.37 per share	5,219,409	5	12,365			12,370
Equity issuance costs			(146)			(146)
Foreign currency translation				(5)		(5)
Surrender of shares by CEO to settle note receivable plus accrued interest	(277,682)	─	(589)			(589)
Net loss					(18,669)	(18,669)
Balance at December 31, 2004	85,981,231	$86	$257,211	$(25)	$(124,357)	$132,915

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(18,669)	$(12,537)	$(15,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,533	2,623	1,935
Amortization of intangibles	2,034	1,656	2,111
Minority interest	—	48	33
Gain on sales of assets	(1,531)	—	—
Provision for doubtful accounts	2,045	725	463
Write down of inventories and inventory obsolescence	408	2,917	—
Impairment of assets	190	—	—
Gain on contractual settlement	—	—	(832)
Gain on collection of note receivable previously written off	—	—	(236)
Accrued interest and amortization of debt discount/issuance costs	6,975	5,983	3,207
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(326)	(8,365)	(2,840)
Inventories	(958)	(4,398)	(3,926)
Placement of Powerhearts at customer locations	(45)	(531)	(1,397)
Prepaid expenses and other current assets	(861)	(562)	(687)
Other assets	385	254	54
Accounts payable and accrued expenses	(384)	(1,840)	(4,640)
Assets and liabilities held for sale	—	(1,460)	543
Deferred revenue	(572)	(860)	483
Net cash used in operating activities	(8,776)	(16,347)	(20,781)
Cash flows from investing activities:
Purchase of property and equipment	(1,664)	(2,744)	(1,499)
Purchase of Artema minority interest	—	(843)	—
Reduction in Artema goodwill	—	1,050	—
Sale of Artema subsidiary, net of costs of $111	—	489	—
Increase in Complient goodwill	(103)	—	—
Refund of (investment in) MRL transactions	—	3,001	(3,001)
Proceeds from the sales of assets, net of selling costs	2,498	767	470
Proceeds from note receivable previously written off	—	—	236
Cash acquired in Complient acquisition	—	308	—
Increase in intangible assets	(85)	(560)	—
Additional Complient acquisition costs paid	(50)	(955)	(308)
Cash refund from (advance to) Survivalink shareholders tax escrow	—	—	2,108
Refund of Survivalink purchase price escrow	—	—	1,901
Acquisition of Lifetec, net of cash acquired of $89	—	(294)	—
Net cash provided by (used) in investing activities	596	219	(93)
Cash flows from financing activities:
Proceeds from issuance of common stock	12,370	8,375	235
Payment of Survivalink promissory notes	—	—	(26,468)
Proceeds from Senior secured promissory notes, net of issuance costs of $2,786	—	—	47,214
Payments on long term obligations	(53)	(243)	(498)
Proceeds from exercise of common stock options and warrants	1,056	1,421	83
Costs of equity issuances	(146)	(44)	(97)
Net cash provided by financing activities	13,227	9,509	20,469
Effect of exchange rates on cash and cash equivalents	(5)	(108)	173
Net increase (decrease) in cash and cash equivalents	5,042	(6,727)	(232)
Cash and cash equivalents at beginning of year	8,871	15,598	15,830
Cash and cash equivalents at end of year	$13,913	$8,871	$15,598

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

2. Continued Existence

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern and that the Company will recover its assets and satisfy its liabilities in the normal course of business. From inception, the Company has incurred substantial losses and negative cash flows from operations. For the years ended December 31, 2004, 2003, and 2002, the Company incurred losses of $18,669, $12,537, and $15,052, respectively, and negative cash from operations of $8,776, $16,347, and $20,781, respectively. As of December 31, 2004, the Company had cash on hand of $13,913, working capital of $27,046, short and long term debt of $52,664, and an accumulated deficit of $124,357.

The Company believes that its current cash balance, in combination with net cash expected to be generated from operations and its unused line of credit of $5,000, will fund ongoing operations for the next twelve months. The Company’s expected net cash from operations is predicated on achieving certain revenue levels and maintaining its cost of goods, operating expenses and DSO ratio.

If the Company does not realize the expected revenue and cost of goods, or if operating expenses increase substantially, or if it cannot maintain its DSO ratio, it may not be able to fund its operations for the next twelve months. In addition, the Company’s line of credit and its Senior Notes require maintenance of certain financial covenants, of which the Company was in violation during 2004. Even though the Company has obtained waivers for all covenant violations and has amended the covenants for 2005 and going forward, if in the future, it fails to comply with these financial covenants as amended, the Company could be unable to use its line of credit or be in default under the Senior Notes. If the Company is in default, it may be subject to claims by the note holders seeking to enforce its security interest in its assets. Such claims, if they arise, may substantially restrict or even eliminate the Company’s ability to utilize its assets in conducting its business, and may cause the Company to incur substantial legal and administrative costs.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

In the event that the Company requires additional funding during the next twelve months, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current stockholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows, and as such there may be substantial doubt about the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

	2004	2003
Raw materials	$3,705	$3,593
Work in process	13	157
Finished goods	7,146	6,601
Reserve for obsolescence	(1,184)	(776)
	$9,680	$9,575

The Company placed $45, $531 and $1,397 during 2004, 2003 and 2002, respectively, of completed Powerheart units at customer locations. The Company retains title to these units and such amounts were transferred to property and equipment where they are being depreciated through cost of goods sold over a five year period.

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

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, or over the lesser of the term of the lease or the estimated useful life of the asset for assets under capital lease. Computer equipment and tooling are depreciated over 3 years. Equipment, vehicles, Powerhearts on loan to hospitals and equipment on lease to customers are depreciated over 5 years. Furniture is depreciated over 7 years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the improvements. Normal repairs and maintenance are expensed as incurred whereas significant improvements that materially increase values or extend useful lives are capitalized and depreciated over the remaining estimated useful lives of the related assets. Upon sale or retirement of depreciable assets pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the related cost and accumulated depreciation or amortization are removed from the accounts, and any gain or loss not previously recognized during an impairment analysis is recognized at the date of sale or retirement.

Goodwill and Other Intangibles

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indeterminate lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit, therefore, the Company tests goodwill for impairment at the consolidated level against the fair market value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. The Company assesses potential impairment on an annual basis on December 31 and compares its market capitalization to the carrying amount of goodwill. Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill and other intangible assets consist of the following at:

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$140,544	$—	$140,544	$139,859	$—	$139,859
Intangible assets subject to amortization:
Patents and patent applications	10,465	(4,505)	5,960	10,396	(3,372)	7,024
Customer base	4,082	(1,381)	2,701	4,082	(894)	3,188
Covenants not to compete	726	(282)	444	726	(41)	685
URL website address	656	(162)	494	640	(32)	608
Trade name	378	(378)	—	378	(378)	—
Purchased software	128	(50)	78	128	(7)	121
	$16,435	$(6,758)	$9,677	$16,350	$(4,724)	$11,626

The increase in goodwill during the year ended December 31, 2004 was due to adjustments to finalize the purchase price allocation related to the Complient acquisition as follows:

Goodwill at December 31, 2002	$97,850
Record preliminary goodwill for Complient acquisition	42,494
Record goodwill for Lifetec acquisition	584
Adjustment to Artema goodwill	(1,069)
Goodwill at December 31, 2003	$139,859
Adjustment to net realizable value of certain fixed assets	532
Adjustment to net realizable value of other receivable	25
Adjustment to accrued liabilities	128
Goodwill at December 31, 2004	$140,544

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Patents and patent applications are being amortized over three to twenty years. Customer base is being amortized over two to seven years while the trade name was amortized over one year. The covenants not to compete and software are being amortized over 3 years. The URL website addresses are being amortized over 5 years.

The Company had amortization expense for identifiable intangibles with finite lives of $2,034, $1,656, and $2,111 for the years ended December 31, 2004, and 2003 and 2002, respectively. Future amortization expense on existing identifiable intangibles for the years ending December 31 is as follows:

2005	$2,029
2006	1,981
2007	1,744
2008	1,696
2009	1,191
Thereafter	1,036
$9,677

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

Per Share Information

The Company has adopted SFAS No. 128 “Earnings Per Share.” This statement requires the presentation of basic and diluted earnings per share, as defined, on the statement of operations for companies whose capital structure includes convertible securities and options.

Net loss per share as presented in the accompanying statements of operations is computed based on the weighted average number of common shares outstanding. Shares issuable upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

Valuation of Warrants

The Company periodically issues warrants in connection with debt issuances and in exchange for goods and services. The Company follows the guidance of Accounting Principles Bulletin (“APB”) No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” for warrants the Company issues in connection with debt. The Company follows the guidance in Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” for warrants the Company issues in exchange for or in connection with goods and services. Management considers a number of factors, including third party valuations, when determining the fair value of warrants issued. The Company estimates the fair value of warrants issued using the Black-Scholes model. Of the various assumptions considered by the Black-Scholes model, the volatility and the risk free rate used require the Company to make certain assumptions and estimations. The Company estimates volatility using a statistical method based on the historical daily stock price for the historical period equal to the life of the warrant being valued. The risk free interest rate is determined using the treasury note rate for the number of years corresponding to the life of the warrant being valued.

Revenue Recognition

The Company records revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. The Company records product sales when it has received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and it has shipped the product to the customer whereby title and risk have passed to the customer.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company is not contractually obligated to repurchase any inventory from distributors or end user customers. Some of the Company’s customers are distributors that sell goods to third party end users. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. The determination of whether sales to distributors are contingent on resale is subjective because the Company must assess the financial wherewithal of the distributor to pay us regardless of resale. For sales to distributors, the Company considers several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.

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

The Company follows the guidance of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.”  In accordance, the Company considers our program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Training and AED program management service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers pursuant to annual or multi-year terms are deferred and amortized straight-line over the related contract period.

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

Changes in the product warranty accrual for the years ended December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Warranty accrual, Beginning of period	$836	$1,604	$1,945
Change in liability for warranties issued during the period	1,669	204	803
Warranty expenditures	(1,888)	(1,005)	(1,144)
Currency translation adjustments	─	33	─
Warranty accrual, End of period	$617	$836	$1,604

In early April 2004, the Company received a Warning Letter from the U.S. Food and Drug Administration (FDA) following a routine inspection of its manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in the Company’s quality system. The Company took corrective and preventive action to bring its quality system into compliance. In addition, during May 2004, the Company initiated a limited, voluntary recall of approximately 5,800 units of its older model Powerheart AEDs in order to replace a potentially faulty capacitor component. As of December 31, 2004, the majority of the recalled units in the U.S. have been replaced or repaired and the Company is in the process of executing its international recall plan which represents approximately 10% of total affected units.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Also in May 2004, the Company initiated a limited, voluntary recall of approximately 4,800 AED batteries due to an error made by the Company’s battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. As of December 31, 2004, the recall has been completed and customers have received replacement batteries.

The Company estimates the cost of these voluntary recall actions could range from $1,000 to $1,200, however, the Company has received from its suppliers credits against existing and future amounts due to these suppliers totaling $1,240, which have been recorded to accrued expenses to establish a warranty accrual for these recall matters and are included in accruals for warranties issued during the period in the table above. Actual recall related costs incurred have been charged against this accrual and totaled approximately $1,131 as of December 31, 2004. At this time, the Company believes its remaining accrual related to the recall will cover any future costs.

Excluding the impact of the recall costs incurred and vendor credits recorded discussed above, the Company’s warranty accrual as of December 31, 2004 would be $508. The decrease in warranty reserve requirements in 2004 compared with 2003 result primarily from AED battery design changes, which dramatically extended the life of the battery, and battery warranty policy enforcement, both of which resulted in a significant reduction in the overall warranty reserve necessary.

In 2003, the company experienced an increase in AED unit returns that was due to a faulty component on the board and resulted in the 2004 recall discussed above. Approximately $500 of costs were incurred in 2003 related to this one-time component defect. The decrease in the warranty reserve at December 31, 2003 compared with 2002 is based on the Company’s determination that future warranty requirements were anticipated to be significantly less due to AED battery design changes in 2002 and 2003 that dramatically extended the life of the battery, and batter warranty policy enforcement, both of which resulted in a significantly reduction in battery replacements in 2003.

Foreign Currency

The functional currency of the Company’s foreign operations in Denmark, the U.K. and Germany is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not material in any period.

The functional currency of the Company’s Swedish holding company is the local currency. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $3,174, $925 and $1,280, for the years ended December 31, 2004, 2003, and 2002, respectively.

Software Development Costs

The Company expenses all costs incurred, prior to the achievement of technological feasibility of a working model, related to the development of the proprietary software used in its products. Such costs incurred subsequent to the attainment of technological feasibility have been nominal.

Discontinued Operations

The Company has classified certain facilities operations related to its MCS gas business (see Note 9) as discontinued operations in accordance with SFAS No. 144. SFAS No. 144 established accounting and reporting standards requiring that long-lived assets to be disposed of be reported as discontinued operations if management has committed to a plan to dispose of the asset under usual and customary terms within one year of establishing the plan. Subsequent to the initial one year period, the Company follows the guidance of EITF 90-6 “Accounting for Certain Events Not Addressed in Issue No. 87-11 Relating to an Acquired Operating Unit to Be Sold.”

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and notes payable, are based on assumptions concerning the amount and timing of estimated future cash flows. The carrying value of these financial instruments, excluding the Senior Notes, approximated their fair value at December 31, 2004 and 2003. In February 2005, the Company entered into a definitive merger agreement with Quinton Cardiology Systems (see Note 22). In connection with the merger, the Senior Note Holders agreed to exchange approximately $61,000 in principal and accrued interest ($59,726 at December 31, 2004) and warrants to purchase 13.4 million shares of Cardiac Science, Inc. common stock having an exercise price of $2.00, for $20,000 in cash and 2.8 million shares in the newly combined entity which had an imputed value of approximately $53,750.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS 123 “Accounting for Stock-Based Compensation.” SFAS 148 allows for three methods of transition for those companies that adopt SFAS 123’s provisions for fair value recognition. SFAS 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal periods ending after December 15, 2002. The Company has not adopted fair value accounting for employee stock options under SFAS 123 and SFAS 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock, expected dividends on the stock, volatility of the expected market prices, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures are required for entities that elect to continue to measure compensation cost under the intrinsic method provided by APB No. 25.

Additionally, in accordance with SFAS 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the Company measures stock based non-employee compensation at fair value.

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

Pro Forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options on the Company’s common stock for the years ended December 31, 2004, 2003, and 2002: risk free weighted average rate 3.15%, 2.64% and 2.81%, respectively; dividend yield of 0%; volatility of the expected market prices of the Company’s common stock of 74.7%, 63.0%, and 63.0%, respectively; and expected life of the options of four years.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS 123, the Company’s total stock-based compensation cost, proforma net loss, and proforma net loss per share, basic and diluted, would have been as follows:

	2004	2003	2002
Net loss, as reported	$(18,669)	$(12,537)	$(15,052)
Add: Compensation expense included in reported net loss	—	—	—
Deduct: Compensation expense determined under fair value based method	(3,535)	(3,751)	(3,923)
Pro forma net loss	$(22,204)	$(16,288)	$(18,975)
Net loss per share, as reported (basic and diluted)	$(0.22)	$(0.18)	$(0.22)
Pro forma net loss per share (basic and diluted)	$(0.27)	$(0.23)	$(0.28)

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

Income Taxes

The Company follows SFAS No. 109 “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion of such assets will not be recoverable through future operations. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Comprehensive Income

In June 1997, the FASB issued SFAS No. 130 “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In 2004, 2003, and 2002, comprehensive income includes only foreign currency translation adjustments.

Reclassifications

Certain reclassifications have been made in the 2003 and 2002 statements to conform to the 2004 presentation.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, ‘Inventory Pricing,’” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or FAS 123R. FAS 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation.” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” FAS 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under FAS 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R will have a material impact on the Company’s consolidated financial position or results of operation. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under FAS 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29 “Accounting for Non-monetary Transactions.” The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of this statement.

In December 2004, the FASB also issued FSP 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” ("FSP 109-2"). FSP 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. The Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The Company expects to conclude its analysis of this repatriation incentive during 2005.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)
4. Segment Reporting

The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision makers are the Executive Management Team which is comprised of the Chief Executive Officer (“CEO”) and senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various product lines that service the external defibrillation and cardiac monitoring industry. The product lines include AEDs and related training, services, and accessories; Powerhearts, electrodes and related accessories; and emergency defibrillators, monitors, CPR products and related accessories.

The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.

The following is a breakdown of net revenue by product line for the years ended December 31:

	2004	2003	2002
AEDs and related accessories	$56,666	$55,010	$38,572
AED/CPR training and program management services	7,406	1,519	—
AED related revenue	64,072	56,529	38,572
Powerhearts, electrodes and related accessories	1,169	1,259	1,278
Emergency defibrillators, monitors, CPR products and related accessories	3,272	4,194	10,193
	$68,513	$61,982	$50,043

The following is a breakdown of net sales by geographic location for the years ended December 31:

	2004	2003	2002
United States	$43,434	$47,778	$34,091
Foreign	25,079	14,204	15,952
	$68,513	$61,982	$50,043

In 2004, one customer represented 15.7% of net revenue and 13.5% of net accounts receivable at December 31, 2004. In 2004, sales to Japan were 16.1% of net revenue. No other country had sales greater than 10% in 2004, 2003, or 2002.

The following is a breakdown of the Company’s long-lived assets by geographic location at December 31:

	2004	2003
United States	$4,773	$6,758
Foreign	159	245
	$4,932	$7,003

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

5. Property and Equipment

Property and equipment consist of the following at December 31:

	2004	2003
Equipment and furniture	$6,337	$6,643
Equipment on lease to customers	810	1,633
Leasehold improvements	1,003	764
Tooling	1,265	316
Vehicles	66	66
Powerhearts on loan to hospitals	1,056	1,263
	10,537	10,685
Less: accumulated depreciation	(5,605)	(3,682)
	$4,932	$7,003

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

Powerhearts on loan to hospitals relates to the “no cap” placement program, whereby the Company placed in-hospital Powerheart or CRM defibrillation units in a customer’s facility at no charge in exchange for an agreement to purchase the Company’s proprietary, disposable defibrillation electrodes monthly or quarterly pursuant to the related contract. Agreements under the “no cap” program are typically open-ended (i.e. no stated term or expiration date). The customer has the option to cancel the agreement with 30 days written notice, or discuss purchase options at any time during the agreement. The Company retains title and risk of loss to equipment placed under the “no cap” program, and as such, placements are considered withdrawals from inventory and capitalized as Property and Equipment. The Company estimated that the useful life (i.e. revenue-generating life) of a Powerheart or CRM unit is five years and depreciates the placed units over this period. If the Company and the customer agree to discontinue the agreement, the customer can either discuss purchase options for the equipment or return the equipment to the Company. If the customer returns the unit before the five year depreciation period is completed, the net book value of the unit in Property & Equipment is reclassified to inventory and is available for resale as used equipment or shipped to another customer under the “no cap” program. The Company then evaluates the carrying value in inventory based on the expected selling price to determine if an impairment write-down is necessary as was determined in 2003 for $2,917 of returned placed units in inventory at December 31, 2003 (See Note 3).

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

On December 18, 2000, the Company entered into a non-binding letter of intent to acquire Inovise Medical, Inc., a privately held Oregon based corporation, which potential acquisition was terminated in February 2001. In connection with this proposed transaction, the Company advanced funds for a bridge loan to support working capital requirements. The bridge loan was collateralized by all assets of Inovise, excluding certain receivables from royalty payments, accrued interest at 6% and was convertible into equity of Inovise. The total amount advanced to Inovise was $1,038. In February 2002, the Company’s convertible bridge loan was converted into 13,000,000 shares of Inovise’s Series D convertible preferred stock. As there is currently no market for these shares and there is no foreseeable recovery of the initial investment, the Company has determined that these shares have no value. Accordingly, the Company has written down the cost basis of this investment to zero at December 31, 2004 and 2003.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

Included in other assets at December 31, 2004 and 2003 is $246 of restricted cash in the form of two certificates of deposit that are collateral on letters of credit issued in connection with facilities leases. The letters of credit, and the underlying certificates of deposit, renew annually unless requested otherwise by the landlord, until the final expiration dates of May 2008 and January 2009, respectively, when the facilities leases expire.

7. Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2004	2003
Accrued warranty	$617	$836
Accrued commissions	1,000	961
Accrued lease obligations and deferred rent	1,549	1,895
Accrued legal	495	334
Accrued bonus	515	315
Accrued vacation and payroll tax	825	965
Accrued other expenses	1,819	1,236
	$6,820	$6,542

8. Business Combinations

Complient Corporation

On October 21, 2003, the Company acquired substantially all of the assets and certain liabilities of Cleveland-based Complient Corporation, a privately-held company that is the nation’s leading independent provider of AED and CPR training and comprehensive AED program management in order to strategically position itself in the AED market as the first and only manufacturer to provide customers with a complete, turnkey AED deployment solution. In addition to the revenue generated from Complient’s existing customer base, the acquisition was a logical vertical market extension for the Company and should generate additional point of sale revenue, as well as a future recurring revenue opportunity, linked to AED sales. As consideration, the Company issued to Complient 10,250,000 shares of its common stock. The common stock was subject to a lock-up agreement, which expired in November 2004, and a general indemnification escrow. The resale of the shares was registered with the Securities and Exchange Commission. In February 2005, the Company and Complient agreed that 512,500 of the 1,025,000 shares of common stock previously held in escrow would be returned to us in settlement of the escrow and the remaining 512,500 shares were released to Complient Liquidating Trust.

The acquisition was accounted for as a purchase under SFAS No. 141 “Business Combinations.” In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including an independent appraisal. These intangible assets include $42,494 for goodwill, $2,907 in customer relationships, $726 for covenants not to compete, and $128 for custom-developed software. The customer relationships are being amortized over 7 years, and the covenants not to compete and the software are being amortized over 3 years.

The Company determined the value of the stock consideration ($4.42 per share) using the average closing stock price for a five day period before and a five day period after the October 21, 2003 transaction announcement date. The Company believes this method is consistent with guidance provided in EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and paragraph 22 of SFAS NO. 141 “Business Combinations.” Historically, the Company has used an average closing stock price based on a two day period before and a five day period after the measurement date due to the stock’s volatility during 2003.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

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

	2003	2002
	(unaudited)
Net sales	$69,869	$62,629
Net loss	$(15,471)	$(20,061)
Pro forma net loss per share (basic and diluted)	$(0.20)	$(0.26)
Pro forma weighted-averaged shares	78,104,179	77,449,419

During 2004, final adjustments to Complient goodwill were made related to the purchase price allocation as follows:

Preliminary Complient goodwill	$42,494
Adjustment to net realizable value of certain fixed assets	532
Adjustment to net realizable value of other receivable	25
Adjustment to accrued liabilities	128
Adjusted Complient goodwill	$43,179

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

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

The components of the purchase price and original allocation were as follows:

Purchase Price:
Stock consideration (4,150,976 shares @ $3.75/share)	$15,566
Cash	215
Acquisition costs	1,586
Total	$17,367
Allocation of Purchase Price:
Current assets	$7,741
Property, plant and equipment, net	1,819
Current liabilities	(9,578)
Long term liabilities	(519)
Minority interest	(883)
Developed technology	796
Customer base	499
MCS Gas intangible assets	1,426
Goodwill	16,066
Total	$17,367

During 2002, goodwill related to the Artema acquisition was adjusted for the following:

Preliminary Artema goodwill	$16,066
Artema restructuring (see note 9):
Building and other impairments	544
Inventory reserve	922
Accounts receivable reserve	11
Loss on closure of Copenhagen facility	664
Copenhagen facility severance and other miscellaneous costs	123
Disposal of MCS gas business (see note 9):
Asset impairments	1,868
Warranty reserve	50
Losses from MCS gas business	(711)
MCS gas business severance and other miscellaneous costs	1,280
Adjusted Artema goodwill at December 31, 2002	$20,817

During 2003, final adjustments to Artema goodwill were made related to acquiring the minority interest and subsequent sale of the MCS gas business.

Artema goodwill at December 31, 2002	$20,817
Change in minority interest value when purchased, net of costs	(83)
VAT refund	(163)
Cash sales price of MCS gas business	(600)
Legal expenses related to the sale	111
Change in estimate of MCS gas business assets and liabilities sold	(334)
Adjusted Artema goodwill at December 31, 2003	$19,748

Survivalink Corporation

On September 26, 2001, the Company acquired Survivalink Corporation (“Survivalink”), a privately held Minneapolis-based company that is a leading provider of Automated External Defibrillators (“AEDs”), in order to enter the rapidly growing public access defibrillation market. Through the acquisition, the Company acquired patents and know-how relating to biphasic defibrillation waveform and AED technology which the Company believes is essential to its competitiveness, as well as a manufacturing facility and an assembled and experienced workforce which allows it to build a range of defibrillation products. As consideration, the Company paid $10,500 in cash, issued $25,800 in senior secured promissory notes (see Note 11) and tendered 18,150,000 shares of common stock to Survivalink shareholders.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

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

As partial consideration for the acquisition of Survivalink, the Company issued senior promissory notes to Survivalink shareholders in the principal amount of $25,800 with simple interest payable upon maturity at the rate of 10% per annum. In addition, the Company assumed $1,500 plus accrued interest of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders agreed to convert the bridge notes into a senior note payable with terms and conditions similar to the notes issued as merger consideration. During 2002, the Company issued $50,000 of Senior Notes to a third party (see Note 11) and the proceeds of the Notes were used to redeem the senior promissory notes issued to the Survivalink shareholders and held in escrow, the assumed bridge loan and all accrued interest.

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

The acquisition was accounted for as a purchase under SFAS No. 141 “Business Combinations.” In accordance with SFAS No. 141, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified by management as intangible assets and were valued based on a number of factors including an independent appraisal. These intangible assets included $73,803 for goodwill, $7,584 for patents, $676 for customer base, and $378 for the Survivalink tradename. The patents are being amortized over seven years, the customer base over two years, and the Survivalink tradename over one year.

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

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

During 2002, goodwill related to the Survivalink acquisition was adjusted for the following:

Preliminary Survivalink goodwill	$73,803
Cash received from escrow	(1,901)
Value of shares received from escrow	(1,095)
Bad debt reserve	(56)
Warranty reserve	847
Adjusted Survivalink goodwill	$71,598

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

The Company also entered into a licensing agreement with the European company granting them the right to use Cardiac Science’s proprietary biphasic defibrillation technology. In consideration, the Company received an upfront payment of $487 and eight quarterly installments over the next 2 years totaling $500. The total licensing revenue of $987 will be recognized on a pro-rata basis over the next seven years, which is the term of the agreement and, accordingly, the Company recognized $141 and $141 of licensing revenue in the years ended December 31, 2004 and 2003, respectively.

Also as part of the Artema acquisition, the Company identified the MCS gas business, located in Stockholm, Sweden, as a business segment acquired in a business combination accounted for as a purchase, to be disposed of. The MCS gas business designs, develops and manufactures gas analyzers, which are sold to OEM patient monitoring customers. The MCS gas business is a distinct and separate business unit. The Company was, for the period from acquisition through November 30, 2002 accounting for this in accordance with EITF 87-11 “Allocation of Purchase Price to Assets to be Sold,” which requires that the operations of the MCS gas business be excluded from the consolidated operating results of the Company. The Company had initially estimated that the operating loss of the MCS gas business from the acquisition date until disposition would be approximately $1,017 and had included this as a liability assumed in the acquisition and included it in the purchase price allocation. This estimated loss was subsequently revised to an estimated operating loss of $306. The Company sold the MCS gas business to an outside party for $600 in cash excluding selling costs of $111, on September 21, 2003. The operating loss of $306 has been excluded from the statements of operations for the one year period from acquisition through November 30, 2002 (i.e. included in the purchase price allocation) and the MCS operating loss of $52 in December 2002 and the net operating income of $493 for the period from January 1, 2003 through the sale on September 21, 2003, has been recorded as discontinued operations in accordance with EITF 90-6 “Accounting for Certain Events not Addressed in Issue No. 87-11 Relating to Acquired Operating Unit to be Sold.”

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

The following is a breakdown of the restructuring accruals recorded related to the Danish facilities shutdown and relocation and the MCS gas business disposal:

	Original Adjustment	Balance at December 31, 2001	Cash Payments	Non-Cash Adjustments	Adjustments to Goodwill	Balance at December 31, 2002
Restructuring accruals:
Loss on closure of Danish facilities	$648	$648	$(692)	$108	$664	$728
Danish facilities severance and other miscellaneous costs	520	520	(607)	—	123	36
Losses from MCS gas business	1,017	872	(161)	—	(711)	—
MCS gas business severance and other miscellaneous costs	—	—	—	—	1,280	1,280
	$2,185	$2,040	$(1,460)	$108	$1,356	$2,044

	Balance at December 31, 2002	Cash Payments	Currency Fluctuations	Adjustment to Goodwill	Balance Sold	Balance at December 31, 2003 and 2004
Restructuring accruals:
Loss on closure of Danish facilities	$728	$(652)	$29	$—	$—	$105
Danish facilities severance and other miscellaneous costs	36	(40)	4	—	—	—
Losses from MCS gas business	—	—	—	—	—	—
MCS gas business severance and other miscellaneous costs	1,280	(514)	—	(332)	(434)	—
	$2,044	$(1,206)	$33	$(332)	$(434)	$105

10. Relocation, Restructuring, and Disposal of Assets

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

The accrual represented costs recognized pursuant to SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SAB 100 “Restructuring and Impairment Charges.” The Company committed to a sufficiently detailed plan that identified significant actions to be taken and the activities that would not be continued. The plan was completed during the quarter ended June 30, 2003 and there were no significant changes to the original plan. The involuntary one-time employee-termination arrangement established the benefits to be paid to employees and specifically identified the classifications or functions of those employees, their locations, and their expected completion date. All employees were informed about the terms of the benefit arrangement, including the benefits that employees would receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they would receive. The Company reviewed the net book value of leasehold improvements to be abandoned in certain facilities in accordance with SFAS 144, and appropriately recorded an adjustment to accelerate the related depreciation over the revised useful life through their cease-use dates.

In May 2004, the Company sold fixed assets in connection with closing our Ohio facility from the Complient acquisition for $23 in cash resulting in a loss of $203 recorded to other operating expenses in the year ended December 31, 2004.

In June 2004, the Company sold the rights to an AED trainer that the Company manufactured for one specific customer for $700 in cash, resulting in a gain of $387 recorded to other operating expenses in the year ended December 31, 2004.

In July 2004, the Company initiated a plan to streamline its international operations by transferring certain administrative and logistics functions to the U.S. and U.K., which resulted in headcount reductions and an accrual for severance of $285 recorded to other operating expenses in the year ended December 31, 2004.

In August 2004, the Company sold the CPR Prompt product line, which includes products such as CPR Prompt devices, manikins, and training related equipment and supplies, for $1,875 in cash resulting in a net gain of $1,368 recorded to other operating expenses in the year ended December 31, 2004.

In September 2004, the Company discontinued its Diascope product line, which is manufactured by a contract manufacturer in Asia and sold only in international markets in the quarter ended September 30, 2004. Substantially all of the inventory on hand was sold in the quarter ended September 30, 2004. The Company recorded an impairment of assets related to the discontinuance of the product line of $190 to other operating expenses in the year ended December 31, 2004.

11. Senior Secured Promissory Notes

As partial consideration for the acquisition of Survivalink (see Note 8), the Company issued senior secured promissory notes to Survivalink shareholders during 2001 in the principal amount of $25,800, with simple interest payable upon maturity at the rate of 10% per annum. In addition, the Company assumed $1,500 of bridge notes from certain shareholders of Survivalink. The Company and the bridge note holders agreed to convert the bridge notes into a senior secured promissory note with terms and conditions similar to the notes issued as merger consideration. The notes issued to Survivalink shareholders were subsequently redeemed pursuant to the note and warrant financing described in the immediately following paragraph.

On May 29, 2002, the Company entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50,000. Under the original terms of the Agreement, the Senior Notes (the “Notes”) were due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement, and accrue interest at 6.9% per annum. During the first three years of the term of the Notes, accrued and unpaid interest on the Notes would, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Notes. After the end of the third year of the term of the Notes, any additional accrued and unpaid interest on the Notes would be due and payable in cash quarterly in arrears, and on the termination date of the Notes. The Notes have certain monthly and quarterly financial and non-financial covenants. The Notes are collateralized by all the assets of the Company and its subsidiaries, to the extent permitted by law. Proceeds from the Notes were used by the Company to repay $26,468 of senior promissory notes including accrued interest issued in connection with the acquisition of Survivalink Corporation (see Note 8). The remaining proceeds were used for working capital purposes. Interest expense and amortization of the discount and issuance costs related to these notes was $6,975, $5,983 and $3,207 for 2004, 2003 and 2002, respectively. The terms of the Notes have been amended subsequent to December 31, 2004 (see Note 22). As of December 31, 2004, the Company was not in compliance with certain of the required covenants, as amended, however, the Company received a waiver for the quarter and year ended December 31, 2004 (see Note 22).

In connection with the Notes, the investors were issued warrants (the “Warrants”) for the purchase of an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited antidilution adjustments. After two years, the Company has the right to force the exercise of the warrants pursuant to the terms of the Agreement. The proceeds from the Notes were allocated between the Notes and the Warrants based on their relative fair values which resulted in a discount being recorded on the Notes pursuant to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company considered a number of factors, including an independent valuation, when determining the fair value of the Warrants. The significant assumptions used in the Black-Scholes model were: stock price of $2.90, adjusted downward for a dilution factor to $2.68; risk free rate of 4.98%; volatility of 0.90; dividend yield of 0%; and contractual term of 7 years. Such allocation resulted in a discount being recorded on the Notes in the amount of $11,815, which is being amortized over the five-year term of the Notes using the effective interest method. In addition, the Company paid approximately $2,760 in debt issuance costs which are being amortized over the five-year term of the Notes using the effective interest method.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

On March 15, 2004, the Company amended the Agreement, effective as of and for the year ended December 31, 2003, in order to ease certain financial covenants into 2005 to reflect the Company’s actual and expected financial results. In exchange for modifying these covenants, the Company issued warrants to the note holders to purchase 500,000 shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $3.98; risk free rate of 3.2%; volatility of 0.65; dividend yield of 0%; and contractual term of seven years. The value of the warrants was recorded as additional discount to the Senior Notes to be amortized over the remaining term of the Senior Notes using the effective interest method. This modification was not considered to be a significant modification of the Agreement.

Under the antidilution provisions that were triggered by the September 2003 and July 2004 private placements (see Note 15) and the July 2003 warrant issuance to GE Healthcare (see Note 20), an additional 205,451 warrants were issuable to the note holders at exercise prices ranging from $2.97 to $3.88. In addition, pursuant to the antidilution provisions, the exercise prices of the original warrants issued were also reduced to: (i) $2.97 for the 10,000,000 warrants that had an original exercise price of $3.00, (ii) $3.88 for the 3,000,000 warrants that had an original exercise price of $4.00, and (iii) $3.86 for the 500,000 warrants that had an original exercise price of $3.95.

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

13. Related Party Transaction

In November 2001, the Company advanced $500 (the “Loan”) to its CEO. The principal amount plus interest of 6% was due and payable in November 2004 and was not collateralized. In November 2004, the Loan plus accrued interest was settled by the CEO’s surrender of 277,682 shares of his common stock in the Company, valued at $589 based on the closing share price on the due date of the Loan. The shares were not legally cancelled until 2005 and were recorded as issued but not outstanding in the consolidated balance sheet and consolidated statement of stockholders’ equity at December 31, 2004. The Loan was included in other current assets on the consolidated balance sheet at December 31, 2003.

In May 2002, the Company entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50,000. In March 2004, the Company amended the Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, the Company issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The value of the warrants was recorded as additional discount to the Senior Notes to be amortized over the remaining term of the Senior Notes using the effective interest method.

Under the antidilution provisions of the Agreement, which were triggered by the September 2003 and July 2004 private placements and our July 2003 warrant issuance to GE Healthcare, an additional 205,451 warrants were issuable to the note holders at exercise prices ranging from $2.97 to $3.88. In addition, the exercise prices of the original warrants issued were also reduced to: (i) $2.97 for the 10,000,000 warrants that had an original exercise price of $3.00, (ii) $3.88 for the 3,000,000 warrants that had an original exercise price of $4.00, and (iii) $3.86 for the 500,000 warrants that had an original exercise price of $3.95.

In January 2005, the Company entered into an amendment and limited waiver (the “Amendment”) to the Agreement with the Senior Note holders. Pursuant to the terms of the Amendment, the Company and the Senior Note holders agreed to: (i) extend the maturity date of the $50,000 in aggregate principal amount of Senior Notes issued under the Agreement by twelve months to May 29, 2008; (ii) defer all cash interest payments until maturity; and (iii) modify certain financial covenants regarding minimum EBITDA, minimum debt to capitalization and maximum capital expenditures, and delete certain other financial covenants for 2005 through maturity. Additionally, the Senior Note holders waived certain covenant violations, including all financial covenant violations for the quarter and year ended December 31, 2004. In exchange for the foregoing amendments and waiver contained in the Amendment, the Company and the Senior Note holders agreed to reduce the number of warrants to purchase shares of common stock to 13,438,599 and reduce the exercise price of those warrants to $2.00 per share, down from the original weighted average price of approximately $3.21 per share.

In January 2005, as consideration for delays in filing a required registration statement in connection with the July 2004 financing, the Company agreed with the investors in such financing to make a cash payment of $556, to issue an additional aggregate of 476,637 shares of common stock and to reduce the exercise price on the investors’ warrants to $2.50 per share.

14. Line of Credit

In February 2004, the Company secured a $5,000 line of credit with Silicon Valley Bank. The line of credit may be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. In January 2005, the Company obtained a waiver from the bank for the quarter and year ended December 31, 2004 for non-compliance with certain financial covenants required by the line of credit agreement. There was no outstanding balance on the line at December 31, 2004, however, there was a letter of credit for $88 issued in December 2004 as collateral for a performance bond (see Note 16) that reduces the available balance on the line of credit.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

15. Common Stock Issuances

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

In July 2004, the Company completed a private placement of its common stock to a small group of institutional and accredited investors, raising $12,370 in gross proceeds. The transaction involved the sale of 5,219,409 newly issued shares of Cardiac Science common stock at a price of $2.37 per share. In addition to the common stock, 2,087,763 five-year warrants with an exercise price of $2.84 per share were issued in connection with the transaction. See Note 22 regarding subsequent amendment and settlement related to this private placement.

16. Commitments and Contingencies

Concentrations of Risk

The Company is exposed to credit loss for the amount of cash deposits with financial institutions in excess of federally-insured limits. The Company invests its excess cash deposits in money market cash portfolios with major financial institutions.

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

In February 2003, the Company filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart”, “HeartStart FR2” and the “HeartStart Home Defibrillator,” infringe at least ten of the Company’s United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that the Company’s products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

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

Employee Benefit Plan

In 1995, the Company adopted the Cardiac Science, Inc. 401(k) Profit Sharing Plan (the “Plan”) which is a 401(k) plan covering all of the Company’s full-time employees who meet certain eligibility requirements. The Company may contribute to the Plan on a discretionary basis. As of December 31, 2004, the Company had never contributed to the Plan.

Operating Leases

The Company leases office space and equipment under various operating lease agreements. Most of our facilities leases include annual rent escalations which are recognized on a straight-line basis over the lease term. In addition, certain of these leases also include tenant improvement allowances and other lease incentives which are recorded as deferred rent and amortized as reductions to rent expense over the term of the lease. Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,614, $1,153, and $666, respectively. The minimum lease payments, net of sublease payments, under the terms of the lease agreements for the years ending December 31 are as follows:

2005, net of sublease income of $558	$1,752
2006, net of sublease income of $702	1,600
2007, net of sublease income of $447	1,651
2008, net of sublease income of $702	755
2009, net of sublease income of $59	7
$5,765

Performance Guarantees

At December 31, 2004 the Company’s Danish subsidiary has outstanding bank performance  guarantees totaling 2,373 Danish Kroner (approximately $435 in U.S. dollars) issued in 1999 through 2002 in connection with sales contracts to foreign governments. These bank performance guarantees expire in 2005 and 2006 but are not officially released until the customer notifies the bank that renewal is not required. In addition, during 2004, the Company issued a performance bond of $88 collateralized by a letter of credit issued by Silicon Valley Bank under the Company’s line of credit in connection with a sales contract with a city municipality. The performance bond expires in November 2007. The Company has no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts.

17. Income Taxes

The Company’s provision for income tax represents the current state minimum taxes. There is no deferred income tax provision due to the valuation allowance.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

The temporary differences which give rise to the deferred tax provision (benefit) consist of the following for the years ended December 31:

	2004	2003	2002
Property and equipment	$27	$(424)	$341
Intangible assets and goodwill	715	—	—
Capitalized costs	411	302	168
Accrued liabilities	(762)	(380)	366
Tax credit carry forwards	(268)	(292)	(903)
Stock options	—	211	337
Deferred revenue	(692)	(437)	—
Charitable contributions	(66)	(4)	(139)
Capital loss carry forwards	—	—	(303)
Other	(9)	4	64
Net operating loss carry forwards	$(1,458)	$(3,171)	$(7,602)
	(2,102)	(4,191)	(7,671)
Valuation allowance	2,102	4,191	7,671
	$—	$—	$—

The temporary differences which give rise to deferred income tax assets and liabilities at December 31 are as follows:

	2004	2003
Property and equipment	$(13)	$14
Intangible assets and goodwill	(715)	—
Capitalized costs	—	411
Accrued liabilities/reserves	2,983	2,221
Tax credit carry forwards	4,295	4,027
Deferred revenue	1,129	437
Capital loss carry forwards	524	524
Charitable contributions	209	143
Other	10	1
Net operating loss carry forwards	53,463	52,005
	61,885	59,783
Valuation allowance	(61,885)	(59,783)
	$—	$—

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31 as follows:

	2004	2003	2002
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Nondeductible expenses	13.3	0.5	0.7
Tax credits	(0.7)	(2.9)	(5.1)
Other	0.7	0.9	—
Change in valuation allowance	20.7	35.5	38.4
	0.0%	0.0%	0.0%

As of December 31, 2004, the Company has research and experimentation credit carry forwards for federal and state purposes of approximately $3,000 and $1,000, respectively. These credits begin to expire in 2006 for federal purposes and carry forward indefinitely for California state purposes. The Company has capital loss carry forwards of approximately $1,000 for both federal and state purposes which begin to expire in 2006 for federal purposes and carry forward indefinitely for state purposes. The Company also has approximately $139,000 and $69,000 of federal and state net operating loss carry forwards which will begin to expire in 2006 and 2005, respectively.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

Internal Revenue Code Sections 382 and 383, and similar state provisions place certain limitations on the annual amount of loss and credit carryforwards that can be utilized if certain changes to a company’s ownership occur. The acquisition of Survivalink in 2001 resulted in a change in ownership pursuant to Section 382 of the Internal Revenue Code. The annual limitation is as follows: $8,300 for 2005, $6,500 for 2006 and $1,800 thereafter. The amount of net operating loss subject to this limitation, for federal and state purposes, is approximately $53,000 and $24,000, respectively. Research and experimentation credits and capital loss carryovers are also subject to the limitation under Internal Revenue Code Sections 382 and 383 and similar state provisions. The utilization of net operating loss carryovers and other tax attributes may be subject to further substantial limitations if certain ownership changes occur in future periods.

The Company recorded deferred tax assets of approximately $16,000 upon the acquisition of Survivalink in 2001. The deferred tax assets are composed primarily of loss and tax credit carryforwards and other temporary differences. The deferred tax assets recorded were reduced by a valuation allowance of $16,000. Due to the expiration of some of the net operating loss carryovers the balance is $13,000 as of December 31, 2004. If the Company determines that it will realize the tax benefit related to these Survivalink deferred assets in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

The Company also recorded deferred tax assets of approximately $8,000 upon the acquisition of Cadent in 2000. The deferred tax asset was composed primarily of loss carryforwards and other temporary differences. The deferred tax assets recorded were also reduced by a valuation allowance of $8,000. Due to the expiration of some of the net operating loss carryovers, the balance is $7,000 as of December 31, 2004. If the Company determines that it will realize the tax benefit related to these Cadent deferred assets in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

Additionally, approximately $1,600 of the net operating loss carryforward represents deductions claimed as the result of stock options. If the Company determines that it will realize the benefit of this net operating loss carryforward in the future, the related decrease in the valuation allowance will be credited to additional paid-in capital instead of the provision for taxes.

At December 31, 2004, the Company had foreign net operating loss carryforwards. The losses carryover indefinitely, unless certain defined changes in business operations occur during the carryover period. The Company has established a full valuation allowance against these deferred tax assets since it cannot be established that these foreign subsidiaries’ net operating loss carryforwards will be fully utilized.

The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004, which allows companies to elect to repatriate cash into the United States in 2005 at a special temporary effective tax rate of 5.25%. The Company’s evaluation of the amount of foreign earnings that may elect to treat under this special provision, and the financial statement impact, is in progress. As such, the Company is not in a position to decide on whether, and to what extent, its foreign earnings will be affirmatively designated for this treatment. The related potential range of the income tax effect of the repatriation cannot be reasonably estimated at this time.

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

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

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

Stock option activity for the years ended December 31 is summarized as follows:

	Weighted Average Exercise Price Per Share	Number of Shares Outstanding	Number of Shares Exercisable
Outstanding, December 31, 2001	$2.53	8,490,550 (1)	1,166,086
Granted	$1.91	2,892,000
Exercised	$2.10	(39,537)
Cancelled	$2.86	(1,121,134)
Outstanding, December 31, 2002	$2.31	10,221,879	3,343,376
Granted	$3.63	4,295,000 (2)
Exercised	$2.16	(658,552)
Cancelled	$2.43	(1,450,037)
Outstanding, December 31, 2003	$2.76	12,408,290	4,789,702
Granted	$2.16	2,785,000 (3)
Exercised	$1.98	(535,929)
Cancelled	$3.12	(1,809,062)
Outstanding, December 31, 2004	$2.61	12,848,299	6,615,611

(1)	Includes 205,500 options to purchase shares of the Company’s common stock granted in 2001 outside the Plan and pursuant to consulting agreements for services rendered to the Company, 160,750 of which are still outstanding at December 31, 2004. The stock options issued to these consultants are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan. The services contracted for included business sales services and consulting in the areas of operations, business plan implementation and marketing, and such services did not include capital raising activities.

(2)	Includes 475,500 options to purchase shares of the Company’s common stock granted in 2003 outside the Plan, 444,500 of which are still outstanding at December 31, 2004. The stock options issued to employees outside the U.S. are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan.

(3)	Includes 369,000 options to purchase shares of the Company’s common stock granted in 2004 outside of the Plan, all of which are still outstanding at December 31, 2004. The stock options issued to employees outside the U.S. are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan.

The following table summarizes information about stock options, including options granted outside the Plan, outstanding at December 31, 2004:

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.60 ─ $1.97	3,787,208	8.99 years	$1.88	801,942	$1.73
$2.00 ─ $2.67	5,640,871	6.71 years	$2.14	4,265,437	$2.11
$3.20 ─ $3.99	1,897,000	8.88 years	$3.90	524,752	$3.88
$4.00 ─ $4.63	1,144,299	7.24 years	$4.20	675,497	$4.13
$5.07 ─ $6.00	378,921	5.97 years	$5.75	347,983	$5.81
$1.60 ─ $6.00	12,848,299	7.73 years	$2.61	6,615,611	$2.60

At December 31, 2004 there were 12,345,139 shares reserved or available for issuance under the 1997 Plan and 976,396 shares reserved or available for issuance outside of the 1997 Plan.

No stock options were granted to non-employees (consultants) during 2004, 2003 or 2002.

19. Warrants

Historically, the Company has granted warrants in connection with fund raising activities and as consideration for certain services. In 2003, warrants were also issued in connection with a distribution and development agreement (see note 20). The following summarizes warrants to purchase shares of common stock that were outstanding and exercisable at December 31, 2004 (see note 22 related to subsequent amendment of warrants):

Grant Date	Warrants Outstanding	Exercise Price Per Share	Warrants Exercisable	Expiration Date
1997	75,000	$2.25	75,000	2007
2001	3,000	$2.00	3,000	2006
2002	15,000	$1.80	15,000	2007
2002	13,000,000	$2.97─$3.88	13,000,000	2009
2002	25,000	$1.75	13,542	2012
2003	7,519	$3.88	7,519	2009
2003	750,000	$3.00	750,000	2007
2003	338,333	$3.27─$5.00	269,583	2008
2003	15,151	$3.88	15,151	2009
2004	2,785,544	$1.95─$3.88	2,785,544	2009
Total	17,014,547		16,934,339

20. Distribution and License Agreements

In December 1998, the Company entered into a five-year exclusive distribution and licensing agreement with Medtronic Physio-Control (“MPC”), a subsidiary of Medtronic, Inc. (“Medtronic”). In 2001, MPC provided the Company with notice that, among other things, the acquisition of Survivalink (see Note 8), a significant competitor of MPC, placed MPC at substantial risk of violating restrictions placed on Medtronic by the Federal Trade Commission in connection with Medtronic’s acquisition of Physio-Control. MPC believed these restrictions, among other things, directly impacted MPC’s ability to continue its relationship with Cardiac Science. MPC had stated that in light of such fact, it believed it to be in the best interests of the parties to terminate the agreement. The Company entered into a settlement agreement and mutual release with MPC in February 2002. The terms of this settlement agreement provided that MPC return to the Company, at no charge, approximately 220 Powerheart units, which MPC had previously purchased and paid for, in substantially the same condition in which the units were originally sold to MPC. Additionally, the Company owed MPC $1.1 million pursuant to a senior secured promissory note issued by the Company to MPC in the merger transaction between the Company and Survivalink. This $1.1 million is part of the $25.8 million of senior secured promissory notes issued in the Survivalink merger. Pursuant to this settlement agreement, MPC agreed to forgive and release payment of $832 of the amount owing under the promissory note to MPC.

In July 2003, the Company entered into two separate agreements with GE Healthcare under which they will market the Company’s AED and CRM products under the GE Healthcare name in international markets. Under the OEM Purchase and Supply Agreement (the “OEM Agreement”), the Company sells to GE Healthcare a private labeled version of its G-3 AED and CRM products. GE Healthcare has the right to sell these products on a non-exclusive basis worldwide, excluding Japan. Product pricing is fixed for the term of the OEM Agreement irrespective of volume purchased. The term of the OEM Agreement is three years and there are no minimum purchase requirements. The Company began shipping AED and CRM products to GE Healthcare in September 2003. Under the OEM Purchase Agreement (the “Development Agreement”), the Company has agreed to develop and manufacture for GE Healthcare a line of standard “crash-cart” type defibrillators which incorporate the Company’s proprietary technology, as well as certain GE Healthcare technology. GE Healthcare has the exclusive worldwide marketing and distribution rights to this product line. Product prices are tied to annual purchase quantities. The term of the Development Agreement is three years from the date GE Healthcare receives product for resale, but may be cancelled by GE Healthcare if certain product development milestones are not met. In the Development Agreement, GE Healthcare agreed to minimum purchases quantities per calendar quarter, commencing with the first full calendar quarter after the delivery of product for resale. The minimum purchase requirements are subject to certain product development and regulatory milestones being met by the Company. To date, all costs incurred related to this Development Agreement have been expensed as incurred. In connection with the Development Agreement, the Company issued to GE Healthcare a warrant to purchase 750,000 shares of common stock at an exercise price of $3.00 per share. The warrants must be exercised by July 29, 2007, or within 30 days of termination in the event that the Development Agreement is terminated by GE Healthcare. The Company followed the guidance of EITF No. 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company determined the fair value using the Black-Scholes model. The significant assumptions used were: stock price of $2.54; risk free rate of 2.27%; volatility of 0.67; dividend yield of 0%; and contractual term of 4 years. The value of the warrants of $907 was recorded to Other Assets in the accompanying consolidated balance sheet and will be amortized as a reduction of revenue beginning with the first shipment of the product over the term of the Development Agreement in accordance with EITF No. 01-9.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

21. Supplemental Cash Flow Disclosures

	2004	2003	2002
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	20	50	2,213
Supplemental schedule of non-cash investing and financing activities:
Purchases of equipment with a capital lease or note payable	—	—	64
Deferred revenue receivable	—	758	700
Credits received from vendors for reimbursement of product recall costs	1,241	—	—
Conversion of accounts receivable into notes receivable	709	—	—
Surrender of shares to settle note receivable plus interest	589	—	—
Goodwill adjustment to net realizable value of certain fixed assets related to the preliminary purchase price allocation of Complient	532
Return of shares in escrow related to Survivalink acquisition	—	—	1,095
Fair value of warrants issued	1,301	936	11,815
Portion of proceeds from the sale of assets held in escrow at December 31, 2002	—	—	767
Acquisition of Complient Corporation:
Fair value of non-cash tangible assets acquired		4,947
Liabilities assumed and incurred		(6,205)
Intangible assets		46,255
Fair value of stock consideration		(45,305)
Cash acquired		$(308)
Acquisition of Lifetec Medical Limited:
Fair value of non-cash tangible assets acquired		329
Liabilities assumed and incurred		(618)
Goodwill		583
Cash consideration		(383)
Cash acquired		$(89)

22. Subsequent Events

On January 28, 2005, the Company entered into an amendment and limited waiver (the “Amendment”) to the Senior Note and Warrant Purchase Agreement dated as of May 29, 2002, as amended July 1, 2003, further amended March 15, 2004, with the Senior Note Holders. Pursuant to the terms of the Amendment, the Company and the Senior Note Holders agreed to: (i) extend the maturity date of the $50,000 in aggregate principal amount of Senior Notes issued under the Agreement by 12 months to May 29, 2008; (ii) defer all cash interest payments until maturity; and (iii) modify certain financial covenants regarding minimum EBITDA, minimum debt to capitalization and maximum capital expenditures, and delete certain other financial covenants for 2005 through maturity. Additionally, the Senior Note Holders waived certain covenant violations, including all financial covenant violations for the quarter and year ended December 31, 2004. In exchange for modifying the Agreement the Company and the Senior Note Holders agreed to reduce the number of warrants to purchase shares of common stock to 13,438,599 and reduce the exercise price of those warrants to $2.00 per share, down from the original weighted average price of approximately $3.21 per share.

CARDIAC SCIENCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except share and per share data)

In January 2005, as consideration for delays in filing the required registration statement related to our July 2004 private placement, the Company agreed with those investors to make a cash payment of $556, to issue an additional 476,637 shares of common stock, and to reduce the exercise of all warrants to $2.50 per share. We expect to incur expense of approximately $1,500 in 2005 in connection with this transaction.

On February 28, 2005 the Company announced the signing of a definitive merger agreement with Quinton Cardiology Systems, Inc (“Quinton”). The transaction was unanimously approved by the boards of directors of both companies and is anticipated to close during the third quarter of 2005, subject to regulatory review, the approval of its respective shareholders and other customary closing conditions. The merger agreement calls for each Company shareholder to receive 0.10 of a share of common stock of the new company for each share of Company common stock owned and each Quinton shareholder to receive approximately 0.77 of a share of common stock of the new holding company for each share of Quinton common stock owned. The number of all Company and Quinton stock options and warrants outstanding at the effective time of the transaction, as well as their respective exercise prices, will be adjusted in accordance with the same exchange ratios. In connection with the transaction, the Company’s senior note holders have agreed to exchange the entire balance of principal and accrued interest under such notes, or approximately $61,000, as well as warrants to purchase approximately 13,438,599 shares of the Company’s common stock, for an aggregate of $20,000 in cash and $53,750, or approximately 13 percent, of the new holding company’s common stock.

In early March 2005, several class action complaints were filed in the Chancery Court of Delaware concerning the recent Merger Agreement entered into with Quinton. The complaints allege that the Company’s board breached its fiduciary obligations with respect to the transaction in two ways. First, the board purportedly did not negotiate for sufficient compensation for the Company, as opposed to the compensation received by Quinton. Second, the board allegedly engaged in self-dealing because the Senior Note Holders purportedly received more than their fair share in the merger, as opposed to the common stockholders. The complaints seek, inter alia, an injunction enjoining the proposed merger, rescissionary damages if the merger is completed, and an order that the board hold an auction to obtain the Company’s best value. The Company has retained legal counsel and intends to defend the cases vigorously.

Financial Statement Schedule

CARDIAC SCIENCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For The Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Column A	Column B	Column C				Column D			Column E
Description	Balance at Beginning of Period	Changes to Costs and Expenses		Charged to Other Accounts		Deductions			Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,626	$2,045		$	─		$(60)		$3,611
Reserve for excess and obsolete inventory	$776	$408		$	─	$	─		$1,184
Deferred tax valuation allowance	$59,783	$2,102		$	─	$	─		$61,885
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,042	$725			$45		$(186)		$1,626
Reserve for excess and obsolete inventory	$454	$3,442	(1)		$17		$(3,137	)(1)	$776
Deferred tax valuation allowance	$55,592	$4,191		$	─	$	─		$59,783
Year ended December 31, 2002:
Allowance for doubtful accounts	$859	$463			$25		$(305)		$1,042
Reserve for excess and obsolete inventory	$5	$849			$120		$(520)		$454
Deferred tax valuation allowance	$47,921	$7,671		$	─	$	─		$55,592

(1) Includes a $2,917 impairment charge

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including the Chief Executive Officer, Chief Financial Officer and Vice President Finance, conducted an evaluation as of the end of the period covered by this annual report of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended). Based on that evaluation, our management concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934, as amended, have been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted as evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2004:

Name	Position	Age
Raymond W. Cohen	Chairman of the Board and Chief Executive Officer	45
Howard L. Evers	President, Chief Operating Officer and Director	56
Roderick de Greef	Executive Vice President, Chief Financial Officer and Secretary	43
Kenneth F. Olson	Chief Technology Officer	43
Michael Gioffredi	Chief Marketing Officer	53
Dongping Lin, Ph.D.	Chief Software Architect and Intellectual Property Officer	46
Prabodh Mathur	Chief Product Development Officer	45
Ray E. Newton, III	Director	40
Peter Crosby	Director	52
Brian H. Dovey	Director	62
Bruce J. Barclay	Director	48
Jeffrey F. O’Donnell Sr.	Director	44

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

Howard L. Evers has served as President and Chief Operating Officer since September 2003, as Executive Chairman of the Company’s Board of Directors since April 2001 and as a member of the Company’s Board of Directors since March 1998. Prior to joining the Company, Mr. Evers served as President, Chief Executive Officer and Chairman of the Board of Diagnostics On Call, a mobile x-ray and EKG services provider to the long-term care and home health care markets. From 1992 to 1995, he was the Chief Executive Officer and Chairman of the Board of PSI, a medical supply distribution company servicing the physician office market. From 1988 to 1992, Mr. Evers was the Chief Executive Officer and Chairman of the Board of Lake Industries, an environmental services company. From 1973 to 1988, Mr. Evers was President and Chief Executive Officer of Tru Green Corporation, a lawn, tree and shrub care and pest control company sold to Waste Management Inc. in 1987.

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

Peter Crosby has been a member of the Company’s Board of Directors since November 1997. Mr. Crosby is Chief Operating Officer of Ventracor Limited, an international medical device company focused on an artificial heart device. From 1999 to 2004, Mr. Crosby was Chief Executive Officer of Ischemia Technology, Inc. From 1997 to 1999 Mr. Crosby consulted for various medical device companies. Mr. Crosby was CEO and a director of NeoVision Corporation, an ultrasound imaging system developer until NeoVision was sold to United States Surgical Corporation in September 1997. From 1981 to 1996, Mr. Crosby held numerous senior management positions for Nucleus Group, an Australian medical device company and a division of Pacific Dunlop, Ltd. During his tenure at Nucleus, he served as Vice President, R&D, and Vice President of Business Development for Telectronics Pacing Systems, a global developer of implantable medical devices such as defibrillators, pacemakers and cardiomyoplasty stimulators. Mr. Crosby is the author of many publications, holds numerous patents in the defibrillation technology field, and has a B.S. in Electrical Engineering and a M.E.S. from the University of Melbourne, Australia. Mr. Crosby also serves as chairman of the board of Cardiocomm Solutions, a Canadian developer of ECG software products.

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

Jeffrey O’Donnell Sr. has been a member of the Company’s Board of Directors since September of 2003. Mr. O’Donnell is the President and Chief Executive Officer and a member of the Board of Directors of PhotoMedex (Nasdaq: PHMD) since 1999. Prior, he served as President and CEO of Irvine, CA-based Radiance Medical Systems (originally Cardiovascular Dynamics) from 1997 to 1999, having joined that company as Vice President of Sales and Marketing in 1995. He subsequently assumed a role as non-executive Chairman of the Board at that company. From 1994 to 1995, Mr. O’Donnell held the position of President and CEO of Exton, PA-based Kensey Nash Corporation. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. Mr. O’Donnell currently serves on a number of corporate boards and has a bachelor’s degree in business administration and marketing from La Salle University, in Philadelphia, PA.

Bruce Barclay has been a member of the Company’s Board of Directors since September of 2003. Since 2003, Mr. Barclay has been President and Chief Operating Officer of SurModics, Inc., a leading provider of surface modification and drug delivery for medical device and biomedical applications. He is also a member of the Board of Directors of SurModics. From 2000 to 2003, Mr. Barclay served as the President and Chief Executive Officer of Vascular Architects, a venture capital backed private company focused on the treatment of peripheral vascular disease. Mr. Barclay has over 25 years of experience in the healthcare industry, including Eli Lilly and Company and Guidant Corporation. Mr. Barclay served at Guidant in both business and legal roles. His tenure at Guidant culminated in the position of Senior Vice President and an Officer of the Company. Mr. Barclay has earned bachelor degrees in biology and chemistry from Purdue University and a law degree from Indiana University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers, and any persons holding more than ten percent of the Company’s common stock to file reports of their initial ownership of the common stock and any subsequent changes in that ownership with the Securities and Exchange Commission. Specific filing deadlines of these reports have been established, and the Company is required to disclose any failure to meet such deadlines during the year ended December 31, 2004. Based solely on a review of such reports furnished to the Company, the Company believes all of these filing requirements have been satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and to the Company’s four most compensated executive officers, other than the Chief Executive Officer, who received salary and bonus payments in excess of $100,000 during the year ended December 31, 2004 (collectively the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp.		Restricted Stock Awards ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)
Raymond W. Cohen Chairman of the Board and Chief Executive Officer	2004 2003 2002	366,975 349,500 325,000	102,777 181,814 199,000	12,000(1 12,000(1 17,000(1	) ) )	— — —	— 350,000 300,000	— — —

Howard Evers President and Chief Operating Officer	2004 2003 2002	269,000 240,000 205,000	129,120 143,800 125,000	49,217(3) 12,000(1) —		— — —	— 250,000 150,000	— — —

Roderick de Greef Chief Financial Officer And Secretary	2004 2003 2002	240,000 240,000 240,000	99,000 129,400 75,000	22,912(4) 12,000(1) —		— — —	— 200,000 150,000	— — —

Michael Gioffredi Chief Marketing Officer	2004 2003 2002	250,000 250,000 175,000	— 85,000 62,000	8,343(2) 8,343(2) —		— — —	100,000 75,000 75,000	— — —

Ken Olson Chief Technical Officer	2004 2003 2002	200,000 197,083 165,000	50,000 35,000 32,500	— — —		— — —	— 40,000 30,000	— — —

(1) Annual automobile allowance.
(2) Personal use of company vehicle
(3) Annual automobile allowance of $12,000 plus $37,217 taxable commuting travel expenses
(4) Annual automobile allowance of $12,000 plus $10,912 taxable commuting travel expenses

Option Grants In 2004

The following table provides information related to options granted to each of the Named Executive Officers during the year ended December 31, 2004.

	Individual Grants
					Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
	No. of Securities Underlying Options/SARs #(1)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5%	10%
Raymond W. Cohen	—	—%	$—	—	$—	$—
Howard Evers	—	—%	$—	—	$—	$—
Roderick de Greef	—	—%	$—	—	$—	$—
Michael Gioffredi	100,000	3.6%	$2.46	7/1/14	$154,708	$392,061
Ken Olson	—	—%	$—	—	$—	$—

(1)       Represents shares of common stock underlying stock options. These options vest over four years, 25% of such options are exercisable on the first anniversary of the grant date and the remaining options vest monthly thereafter.

Aggregated Option Exercises In 2004 and Year-End Option Values

The following table sets forth certain information as of December 31, 2004 regarding options held by the Named Executive Officers.

Name	Shares Acquired on Exercise(#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options At Year-End ($)(1) Exercisable/Unexercisable
Raymond W. Cohen	—	—	1,850,000/700,000	$188,375/$77,625
Howard Evers	—	—	610,000/350,000	$69,088/$34,313
Roderick de Greef	—	—	747,338/317,078	$73,921/$34,679
Michael Gioffredi	—	—	215,625/209,375	$32,844/$14,906
Ken Olson	—	—	107,500/62,500	$6,338/$5,363

______________________
(1)            The closing price of the common stock on December 31, 2004 was $2.14. Value is calculated on the difference between the exercise price of in-the-money options and multiplied by the number of shares of common stock underlying the option.

Employment Agreements

Mr. Cohen entered into an employment agreement with the Company effective as of December 31, 2002. This employment agreement was subsequently amended on August 20, 2004. Mr. Cohen’s employment agreement provides for an initial base salary of $349,500, an annual incentive bonus based on Mr. Cohen meeting certain performance objectives, and certain perquisites and participation in employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Cohen a notice not to extend the employment term. The terms of the employment agreement provide that if Mr. Cohen’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his base salary, payable over the course of twelve months, plus a pro rata incentive bonus for the year of termination; or if Mr. Cohen’s employment is involuntarily terminated by the company due to a change in control of the Company, or if Mr. Cohen resigns for good reason, he will be entitled to severance equal to two times his base salary, payable over the course of two years, plus a pro rata incentive bonus for the years of severance. In either event, Mr. Cohen would also be entitled to retirement benefits together with continued health, life insurance and other employee welfare benefits during the years of severance. Any unvested stock options or shares of restricted stock held on the date of such event shall continue to vest over the severance period.

Mr. Evers entered into an employment agreement with the Company effective as of December 31, 2002. This employment agreement was subsequently amended on August 20, 2004. Mr. Evers’ employment agreement provides for an initial base salary of $240,000, an annual incentive bonus based on Mr. Evers meeting certain performance objectives and certain perquisites and participation in the employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Evers a notice not to extend the employment term. The employment agreement provides that if Mr. Evers’ employment is involuntarily terminated by the Company without cause or due to a change of control of the Company, or if Mr. Evers resigns for good reason, he will be entitled to severance equal to his base salary, payable over twelve months, together with continued retirement, health, life insurance and other employee welfare benefits for one year, plus a pro rata incentive bonus for the year of termination. Any unvested stock options or shares of restricted stock held on the date of such event shall continue to vest over a twelve-month period.

Mr. de Greef entered into an employment agreement with the Company effective as of December 31, 2002. This employment agreement was subsequently amended on August 20, 2004. Mr. de Greef’s employment agreement provides for an initial base salary of $240,000, an annual incentive bonus based on Mr. de Greef meeting certain performance objectives, and certain perquisites and participation in the employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on January 1, 2006, and each successive anniversary thereafter, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. de Greef a notice not to extend the employment term. The employment agreement provides that if Mr. de Greef’s employment is involuntarily terminated by the Company without cause or due to a change of control of the Company, or if Mr. de Greef resigns for good reason, he will be entitled to severance equal to his base salary, payable over twelve months, together with continued retirement, health, life insurance and other employee welfare benefits for one year, plus a pro rata incentive bonus for the year of termination. Any unvested stock options on shares of restricted stock held on the date of such event shall continue to vest over a twelve-month period.

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

Compensation Committee Report on Executive Compensation

This report, prepared by the Compensation Committee, addresses the Company’s executive compensation policies and the basis on which 2004 executive officer compensation determinations were made. The Compensation Committee designs and approves all components of the executive pay.

During 2004, the Compensation Committee members were Messrs. Barclay, Dovey and O’Donnell.

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

Compensation of Raymond W. Cohen, Chairman and Chief Executive Officer

During 2004, the compensation of Mr. Cohen was determined by applying the same criteria discussed in this report used to determine salaries, bonuses and stock option grants for all executive officers. Mr. Cohen’s compensation for 2004 is set forth in the Summary Compensation Table

SIGNATURES:
Compensation Committee:
By:	/s/ BRUCE J. BARCLAY
By:	/s/ BRIAN H. DOVEY
By:	/s/ JEFFREY F. O’DONNELL

Date: March 16, 2005

Comparison of Cumulative Total Stockholder Return

The following chart provides an annual comparison, from December 31, 1999 of the cumulative total shareholder return (assuming reinvestment of any dividends) among the Company, the Russell 2000 Index and a self constructed peer group consisting of three medical device companies. The Russell 2000 Index covers a broad cross-section of public companies, many of which have relatively small market capitalizations. The historical information set forth below is not necessarily indicative of future performance.

COMPARES 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CARDIAC SCIENCE,
RUSSELL 2000 INDEX
AND SELF CONSTRUCTED PEER GROUP
ASSUMES $100 INVESTED ON DEC. 31, 1999
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2004

Measurement Period (Fiscal Year covered)	Cardiac Science	Russell 2000 Index	Peer Group
Measurement Pt-12/31/99	$100.00	$100.00	$100.00
FYE 12/31/00	$106.25	$95.79	$87.88
FYE 12/31/01	$111.25	$96.78	$162.60
FYE 12/31/02	$55.25	$75.90	$94.81
FYE 12/31/03	$99.75	$110.33	$149.44
FYE 12/31/04	$53.50	$129.01	$140.48

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of December 31, 2004, regarding beneficial ownership of the Common Stock by:

•  each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;

•  each Director of the Company;

•  each Named Executive Officer of the Company; and

•  all of the Company’s current executive officers and directors as a group.

Name of Beneficial Owner (Including address of 5% holders)	Number of Shares Beneficially Owned	Percent of Class(1)
Perseus, LLC 1325 Avenue of the Americas, 25th Floor New York, NY 10019	16,709,045(1)(2)	16.6%
Domain Partners 1 Palmer Square Princeton, NJ 08542	6,930,467(1)(3)	8.0%
Raymond W. Cohen	2,072,002(1)(4)	2.4%
Howard L. Evers	653,249(1)(5)	*
Peter Crosby	128,488(1)(6)	*
Jeffrey O’Donnell Sr.	44,270(1)	*
Brian Dovey	7,010,153(1)(7)	8.1%
Bruce Barclay	44,270(1)	—
Ray E. Newton III	—(8)	—
Roderick de Greef	966,532(1)(9)	1.0%
Dongping Lin	523,332(1)(10)	*
Kenneth F. Olson	284,857(1)(11)	*
Prabodh Mathur	285,936(1)(12)	*
Michael Gioffredi	226,041(1)(13)	*
All executive officers and directors as a group (twelve persons)	12,110,587(14) (1)	11.5%

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
(2)            Includes 14,599,340 shares issuable upon exercise of outstanding warrants owned by Perseus Acquisition/Recapitalization Fund, LLC, Perseus Market Opportunity Fund, LP and Cardiac Science Co-Investment, LP. Frank H. Pearl, an executive officer of Perseus, LLC, may be deemed a beneficial owner of the shares.

Raymond E. Newton, III, is a member of our board of directors and a Managing Director of Perseus EC, L.L.C. Perseus Acquisition/Recapitalization Management, L.L.C. is a Managing Member of Perseus Acquisition/Recapitalization Fund, L.L.C. Perseus EC, L.L.C. is a Managing Member of Perseus Acquisition/Recapitalization Management, L.L.C. Perseuspur, L.L.C. is a Managing Member of Perseus EC, L.L.C. By reason of such relationships, each of (i) Perseus Acquisition/ Recapitalization Management, L.L.C, (ii) Perseus EC, L.L.C., and (iii) Perseuspur, L.L.C. may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Acquisition/ Recapitalization Fund, L.L.C. Mr. Frank H. Pearl, a Managing Director of Perseus EC, L.L.C., may also be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Acquisition/ Recapitalization Fund, L.L.C.

Raymond E. Newton, III, is also a Managing Director of Perseus, L.L.C. Perseus Market Opportunity Partners, L.P. is a General Partner of Perseus Market Opportunity Fund, L.P. Perseus Market Opportunity Partners GP, L.L.C. is a General Partner of Perseus Market Opportunity Partners, L.P. Perseus, L.L.C. is a Managing Member of Perseus Market Opportunity Partners, L.P. Perseus MF, L.L.C. is a Managing Member of Perseus, L.L.C. By reason of such relationships, each of (i) Perseus Market Opportunity Partners, L.P, (ii) Perseus Market Opportunity Partners GP, L.L.C., (iii) Perseus, L.L.C., and (iv) Perseus MF, L.L.C. may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Market Opportunity Fund, L.P. Mr. Frank H. Pearl, a Managing Director of Perseus, L.L.C., may also be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Market Opportunity Fund, L.P.

Raymond E. Newton, III, is also a Managing Director of Perseus EC, L.L.C. Perseus Acquisition/Recapitalization Management, L.L.C. is a General Partner of Cardiac Science Co-Investment, L.P. Perseus EC, L.L.C. is a Managing Member of Perseus Acquisition/Recapitalization Management, L.L.C. Perseuspur, L.L.C. is a Managing Member of Perseus EC, L.L.C. By reason of such relationships, each of (i) Perseus Acquisition/ Recapitalization Management, L.L.C, (ii) Perseus EC, L.L.C., and (iii) Perseuspur, L.L.C. may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Cardiac Science Co-Investment, L.P. Mr. Frank H. Pearl, a Managing Director of Perseus EC, L.L.C., may also be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Cardiac Science Co-Investment, L.P.
(3)        Individuals having investment power over Domain Partners are:
(4)            Includes 1,943,749 shares issuable upon exercise of outstanding vested options.
(5)            Includes 647,499 shares issuable upon exercise of outstanding vested options.
(6)            Includes 90,988 shares issuable upon exercise of outstanding vested options.
(7)            Includes 6,930,467 shares owned by Domain Partners and listed elsewhere in this table. Mr. Dovey is an affiliate of Domain Partners and may be deemed to beneficially own such shares. Mr. Dovey disclaims beneficial ownership of such shares. Also includes 79,686 shares issuable upon exercise of outstanding vested options.
(8)            See footnote 2.
(9)            Includes 35,000 shares issuable upon exercise of outstanding warrants and 783,771 shares issuable upon exercise of outstanding vested options.
(10)         Includes 513,332 shares issuable upon exercise of outstanding vested options.
(11)         Includes 114,582 shares issuable upon exercise of outstanding vested options
(12)         Includes 285,936 shares issuable upon exercise of outstanding vested options.
(13)         Includes 226,041 shares issuable upon exercise of outstanding vested options.
(14)         Includes 35,000 shares issuable upon exercise of outstanding warrants and 4,774,124 shares issuable upon exercise of outstanding vested options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,874,049	$2.62	471,090
Equity compensation plans not approved by security holders(1)	974,250	$2.51	2,146
Total	12,848,299	$2.61	473,236

(1)            Includes 974,250 options to purchase shares of the Company’s common stock issued to international employees and pursuant to consulting agreements for services rendered to the Company. The stock options issued to these consultants are subject to the same vesting requirements as employee stock options issued pursuant to the Company’s 1997 Stock Option/Stock Issuance Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2004, we agreed to cancel 277,682 shares of common stock beneficially owned by Raymond W. Cohen, our Chairman and Chief Executive Officer, in exchange for the cancellation of an outstanding promissory note payable to the Company by Mr. Cohen in an aggregate amount of approximately $588,690, including accrued interest. The cancellation of the shares held by Mr. Cohen was not part of a publicly announced repurchase plan or program.

In May 2002, we entered into a Senior Note and Warrant Purchase Agreement (“the Agreement”) with investors, pursuant to which the investors loaned the Company $50,000. In March 2004, we amended the Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The value of the warrants was recorded as additional discount to the Senior Notes to be amortized over the remaining term of the Senior Notes using the effective interest method.

Under the antidilution provisions of the Agreement, which were triggered by our September 2003 and July 2004 private placements and our July 2003 warrant issuance to GE Healthcare, an additional 205,451 warrants were issuable to the note holders at exercise prices ranging from $2.97 to $3.88. In addition, the exercise prices of the original warrants issued were also reduced to: (i) $2.97 for the 10,000,000 warrants that had an original exercise price of $3.00, (ii) $3.88 for the 3,000,000 warrants that had an original exercise price of $4.00, and (iii) $3.86 for the 500,000 warrants that had an original exercise price of $3.95.

In January 2005, we entered into an amendment and limited waiver (the “Amendment”) to the Agreement with the Senior Note holders. Pursuant to the terms of the Amendment, we and the Senior Note holders agreed to: (i) extend the maturity date of the $50,000 in aggregate principal amount of Senior Notes issued under the Agreement by twelve months to May 29, 2008; (ii) defer all cash interest payments until maturity; and (iii) modify certain financial covenants regarding minimum EBITDA, minimum debt to capitalization and maximum capital expenditures, and delete certain other financial covenants for 2005 through maturity. Additionally, the Senior Note holders waived certain covenant violations, including all financial covenant violations for the quarter and year ended December 31, 2004. In exchange for the foregoing amendments and waiver contained in the Amendment, we and the Senior Note holders agreed to reduce the number of warrants to purchase shares of common stock to 13,438,599 and reduce the exercise price of those warrants to $2.00 per share, down from the original weighted average price of approximately $3.21 per share.

In January 2005, as consideration for delays in filing a required registration statement in connection with our July 2004 financing, we agreed with the investors in such financing to make a cash payment of $556, to issue an additional aggregate of 476,637 shares of common stock and to reduce the exercise price on the investors’ warrants to $2.50 per share.

There were no other transactions in which the amount involved exceeded $60,000 and in which any director, executive officer or holder of more than 5% of our capital stock had or will have a direct or indirect material interest during the fiscal year ended December 31, 2004, other than compensation arrangements that are described under “Compensation of Directors” and “Executive Officer Compensation.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$559,000	$293,000
Audit Related Fees	38,000	20,000
Tax Fees	223,000	114,000
All Other Fees	—	12,000
Total Fees	$820,000	$439,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements ($510,000 in 2004, $253,000 in 2003) and review of the interim consolidated financial statements included in quarterly reports ($49,000 in 2004, $40,000 in 2003).

Audit-Related Fees. Consists of fees billed for the review of other SEC filing ($36,000 in 2004; $19,000 in 2003) and the annual license fee for the PWC Comperio research software ($2,000 in 2004; $1,000 in 2003).

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

All Other Fees. Consists of fees billed in 2003 for the performance of the audit of the Company’s 401K Plan for the 2002 Plan year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Financial Statements

(a)(2) Financial Statement Schedules

II. Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required to be set forth herein as such information is included in the consolidated financial statements and notes thereto.
Exhibit No.	Description
2.1	Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA Diagnostic Monitoring) and Biosensor Corporation, dated December 31, 1998.(5)
2.2	Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac Acquisition Corp., and Cadent Medical Corporation.(10)
2.3	Press Release, dated January 10, 2001, announcing tender offer to acquire outstanding shares of Artema Medical AB.(11)
2.4	Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc., Cardiac Science Acquisition Corp., and Survivalink Corporation.(12)
2.5	Asset Purchase Agreement, dated as of October 21, 2003, by and among Compliant Corporation, CPR Limited Partnership and Cardiac Science, Inc.(14)
2.6	Registration Rights and Lock-Up Agreement, dated as of October 21, 2003, by and between Cardiac Science, Inc. and Complient Corporation.(14)
2.7
Agreement and Plan of Merger, dated February 28, 2005, by and between Cardiac Science, Inc., Quinton Cardiology Systems, Inc., CSQ Holding Company, Rhythm Acquisition Corporation and Heart Acquisition Corporation.(17)

3.1	Certificate of Incorporation.(1)
3.2	Bylaws .(1)
4.1	Form of Common Stock Certificate.(1)
4.2	Form of Warrant Certificates of A.R. Baron, Breslow & Walker, Howard K. Cooper, J. Donald Hill, Fran Daniels and Medstone, Inc.(2)
4.3	Form of Warrant Certificate held by various foreign investors.(7)
4.4
Senior Note and Warrant Purchase Agreement, dated May 29, 2002, by and among Cardiac Science, Inc., Perseus Acquisition Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P., and Cardiac Science Co-Investment, L.P.(13)

4.5	Form of Senior Note.(13)
4.6	Form of Warrant.(13)
4.7	Security Agreement, dated May 30, 2002, between Cardiac Science and its subsidiaries, the Perseus Funds, and HSBC Bank USA as collateral agent.(13)
4.8	Form of Guaranty Agreement.(13)
4.9	Registration Rights Agreement, dated May 30, 2002, between Cardiac Science, Inc. and the Perseus Funds.(13)
4.10
Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager.(16)

4.11
Amended and Restated Registration Rights Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager.(16)

Exhibit No.	Description
4.12	Form of Warrant.(16)
10.1	1997 Stock Option/Stock Issuance Plan, as amended.(3)
10.2	Standard Employment Agreement for Cardiac Science Executives. ++(15)
10.3	Employment Agreement between Cardiac Science and Raymond Cohen, dated December 31, 2002. ++(15)
10.4	Employment Agreement between Cardiac Science and Roderick de Greef, dated December 31, 2002. ++(15)
10.5	Employment Agreement between Cardiac Science and Howard Evers, dated December 31, 2002. ++(15)
10.6	Employment Agreement between Cardiac Science and Kurt Lemvigh, dated December 1, 2001. ++(15)
10.7	Facility lease, dated September 9, 1999, for 16931 Millikan Avenue, Irvine, CA.(6)
10.8	Data Critical Corporation Technology Integration and Distribution Letter Agreement, dated March 17, 2000.(4)
10.9	Assignment of Patent, dated July 1, 2000, by Lindell Bradley, M.D., and Thang-Quang Nguyen in favor of Cardiac Science, Inc.(8)
10.10	Patent Acquisition agreement, dated July 1, 2000, by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc.(9)
10.11	Senior Note and Warrant Conversion Agreement dated February 28, 2005, by and between Cardiac Science, Inc., CSQ Holding Company and the other signatories thereto.(18)
21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney.
31.1*	Certification of the Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith
(1)            Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Application for Registration on Form 10 dated October 2, 1991.
(2)            Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 1993.
(3)            Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held on September 9, 2002.
(4)            Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1999.
(5)            Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 1998.
(6)            Incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 1999.
(7)            Incorporated by reference to Exhibit 4.3 to Form S-1/A dated February 4, 2000.
(8)            Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000.
(9)            Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000.
(10)          Incorporated by reference to Exhibit 7(c) to Form 8-K filed July 17, 2000.
(11)          Incorporated by reference to Exhibit 7.1 to Form 8-K filed March 27, 2001.
(12)          Incorporated by reference to Exhibit 7.1 to Form 8-K filed March 23, 2001.
(13)          Incorporated by reference to Exhibits 4.1 to 4.6 to Form 8-K filed June 6, 2002.
(14)          Incorporated by reference to Exhibits 2.1 and 2.2 to Form 8-K filed November 4, 2003.
(15)          Incorporated by reference to Exhibits 10.1 to 10.6 to Form 10-K for the year ended December 31, 2002.
(16)          Incorporated by reference to Exhibits 4.1 to 4.3 to Form 8-K filed July 22, 2004.
(17)          Incorporated by reference to Exhibit 2.1 to Form 8-K filed March 1, 2005.
(18)          Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 1, 2005.
+               Portions have been omitted pursuant to a request for confidential treatment.
++            This exhibit is identified as a management contract or compensation plan or arrangement pursuant to item 15(b) of Form 10-K.

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

Date: March 16, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ RAYMOND W. COHEN	Director	March 16, 2005
Raymond W. Cohen

/s/ RAY E. NEWTON, III	Director	March 16, 2005
Ray E. Newton, III

/s/ PETER CROSBY	Director	March 16, 2005
Peter Crosby

/s/ HOWARD L. EVERS	Director	March 16, 2005
Howard Evers

/s/ BRIAN H. DOVEY	Director	March 16, 2005
Brian Dovey

/s/ JEFFREY F. O’DONNELL SR.	Director	March 16, 2005
Jeffrey F. O’Donnell Sr.

/s/ BRUCE J. BARCLAY	Director	March 16, 2005
Bruce J. Barclay