Form 10-Q
period 2005-03-31
CARDIAC SCIENCE INC
filed 2005-05-10
CIK 876188

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The number of shares of the Common Stock of the registrant outstanding as of May 6, 2005 was 85,945,368.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,624	$13,913
Accounts receivable, net of allowance for doubtful accounts of $3,862 at March 31, 2005 and $3,611 at December 31, 2004	13,623	17,978
Inventories, net	12,180	9,680
Prepaid expenses and other current assets	4,323	2,517
Total current assets	39,750	44,088
Property and equipment, net	4,816	4,932
Goodwill	92,268	140,544
Intangibles, net	9,178	9,677
Other assets	6,559	4,093
	$152,571	$203,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,629	$8,266
Accrued expenses	5,920	6,820
Deferred revenue	1,375	1,940
Current portion of long term debt	12	16
Total current liabilities	15,936	17,042
Deferred revenue	657	697
Senior secured promissory notes	54,113	52,623
Other long term debt	21	25
Other liabilities	32	32
Total liabilities	70,759	70,419

Commitments and contingencies (Note 8 )

Stockholders’ equity:
Preferred stock—$.001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock—$.001 par value; 160,000,000 shares authorized, 85,945,368 and 86,258,913 shares issued at March 31, 2005 and December 31, 2004, respectively; and 85,945,368 and 85,981,231 shares outstanding at March 31, 2005 and December 31, 2004, respectively	86	86
Additional paid-in capital	259,950	257,211
Accumulated other comprehensive loss	(25)	(25)
Accumulated deficit	(178,199)	(124,357)
Total stockholders’ equity	81,812	132,915
	$152,571	$203,334

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net revenue	$15,011	$15,604
Cost of revenue	6,267	6,508
Gross profit	8,744	9,096
Operating expenses:
Sales and marketing	4,906	6,003
Research and development	1,457	1,669
General and administrative	5,198	4,166
Amortization of intangible assets	403	503
Goodwill impairment charge	47,269	—
Total operating expenses	59,233	12,341
Loss from operations	(50,489)	(3,245)
Interest and other expense, net	(3,353)	(1,587)
Loss before income taxes	(53,842)	(4,832)
Provision for income taxes	—	—
Net loss	$(53,842)	$(4,832)
Net loss per share (basic and diluted)	$(0.63)	$(0.06)
Weighted average number of shares used in the computation of net loss per share	86,018,766	80,532,811

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss	$(53,842)	$(4,832)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(8)
Comprehensive loss	$(53,842)	$(4,840)

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(53,842)	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	556	639
Amortization of intangible assets	507	503
Provision for doubtful accounts	251	239
Inventory obsolescence	91	—
Accrued interest and amortization of debt discount/issuance costs	1,792	1,612
Value of consideration for filing delay	1,449	—
Goodwill impairment charge	47,269	—
Changes in operating assets and liabilities:
Accounts receivable	3,368	2,995
Inventories	(2,591)	(1,320)
Placement of Powerheart CRMs at customer locations	(20)	—
Prepaid expenses and other assets	(1,061)	(638)
Accounts payable and accrued expenses	(432)	(1,229)
Deferred revenue	(605)	177
Net cash used in operating activities	(3,268)	(1,854)
Cash flows from investing activities:
Purchase of property and equipment	(420)	(447)
Acquisition costs paid	—	(50)
Purchase of intangible assets	(8)	(16)
Net cash used in investing activities	(428)	(513)
Cash flows from financing activities:
Payments on long term obligations	(8)	(22)
Proceeds from exercise of common stock options and warrants	—	195
Cash consideration paid for filing delay	(556)	—
Costs of equity issuances	(29)	(28)
Net cash provided by (used in) financing activities	(593)	145
Effect of exchange rates on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(4,289)	(2,230)
Cash and cash equivalents at beginning of period	13,913	8,871
Cash and cash equivalents at end of period	$9,624	$6,641

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.	Organization and Description of the Business

Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable automated public access defibrillators and a fully-automatic in-hospital bedside defibrillator-monitor that continuously monitors cardiac patients, instantly detects the onset of life-threatening abnormal heart rhythms, and, when appropriate, delivers defibrillation shocks within seconds and without human intervention to convert the heart back to its normal rhythm. The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with its proprietary STAR® Biphasic defibrillation hardware and electrode technology to create the only fully-automatic in-hospital cardioverter defibrillator (the “Powerheart® CRM®” or “CRM”) and a unique semi-automatic, or automated defibrillator, (the “Powerheart AED” or “G3 AED”) for use in out-of-hospital settings. The Company’s Powerheart® Cardiac Rhythm Module™ and Powerheart® brand AEDs are marketed by its direct sales force and distribution network in the United States and around the world.

On July 1, 2000, the Company acquired Cadent Medical Corporation, a privately-held company, for an aggregate of 4,500,000 shares of the Company’s common stock.

On September 26, 2001, the Company acquired Survivalink Corporation (“Survivalink”), a privately-held company, for $10,500 in cash, $25,800 in senior secured promissory notes, and 18,150,000 shares of the Company’s common stock.

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

On May 29, 2003, the Company acquired Lifetec Medical Limited, its U.K. distributor, for $383 in cash.

On October 21, 2003, the Company acquired substantially all of the assets and liabilities of Complient Corporation (“Complient”), a privately-held company, for 10,250,000 shares of the Company’s common stock.

On February 28, 2005, the Company announced the signing of a definitive merger agreement with Quinton Cardiology Systems, Inc (“Quinton”). The transaction was approved by the boards of directors of both companies and is anticipated to close during the third quarter of 2005, subject to regulatory review, the approval of its respective shareholders and other customary closing conditions. The merger agreement calls for each Company shareholder to receive 0.10 of a share of common stock of the new holding company for each share of Company common stock owned prior to the transaction and each Quinton shareholder to receive approximately 0.77 of a share of common stock of the new holding company for each share of Quinton common stock owned prior to the transaction. The number of all Company and Quinton stock options and warrants outstanding at the effective time of the transaction, as well as their respective exercise prices, will be adjusted in accordance with the same exchange ratios. In connection with the transaction, the Company’s senior note holders have agreed to convert the entire balance of principal and accrued interest under their senior notes (the “Senior Notes”), or approximately $61,000, as well as warrants to purchase 13,438,599 shares of the Company’s common stock, into an aggregate of $20,000 in cash and 2,843,915 shares, or approximately 13 percent immediately following the transaction, of the new holding company’s common stock.

2.	Continued Existence

The accompanying consolidated condensed financial statements have been prepared on the basis that the Company will continue as a going concern and that the Company will recover its assets and satisfy its liabilities in the normal course of business. From inception, the Company has incurred substantial losses and negative cash flows from operations. As of March 31, 2005, the Company had cash on hand of $9,624, working capital of $23,814, long term debt of $54,134, and an accumulated deficit of $178,199.

The Company believes that its current cash balance, in combination with net cash expected to be generated from operations and its unused line of credit of $5,000, will fund ongoing operations for the next twelve months. The Company’s expected net cash from operations is predicated on achieving certain revenue levels and maintaining its cost of goods, operating expenses and DSO ratio.

If the Company does not realize the expected revenue and cost of goods, or if operating expenses increase substantially, or if it cannot maintain its DSO ratio, it may not be able to fund its operations for the next twelve months. In addition, the Company’s line of credit and its Senior Notes require maintenance of certain financial covenants, of which the Company was in violation during 2004. Even though the Company has obtained waivers for all covenant violations and has amended the covenants for 2005 and going forward, if in the future, it fails to comply with these financial covenants as amended, the Company could be unable to use its line of credit or be in default under the Senior Notes. If the Company is in default, it may be subject to claims by the senior note holders seeking to enforce its security interest in its assets. Such claims, if they arise, may substantially restrict or even eliminate the Company’s ability to utilize its assets in conducting its business, and may cause the Company to incur substantial legal and administrative costs.

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

3.	Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair statement of its financial position at March 31, 2005 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results for the full year.

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

	March 31, 2005	December 31, 2004
Raw materials	$5,315	$3,705
Work in process	199	13
Finished goods	7,837	7,146
Reserve for obsolescence	(1,171)	(1,184)
	$12,180	$9,680

Goodwill and Intangibles

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations.

During the quarter ended March 31, 2005, the Company’s stock price declined significantly resulting in its market capitalization falling below the carrying value of equity. Therefore, the Company performed an impairment test and obtained independent third-party valuations to assist with this analysis. The fair value estimates used in the initial impairment test, which were computed primarily based on the present value of future cash flows, indicated that the carrying amount exceeded the fair value and led the Company to conclude that goodwill was impaired. The implied fair value of goodwill was then determined through the allocation of the fair value to the underlying assets and liabilities. During the quarter ended March 31, 2005, a non-cash goodwill impairment charge of $47,269 was recorded to adjust the carrying value of the Company’s goodwill to its implied fair value.

Other intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets. Estimated intangible asset amortization expense for the years ending December 31, 2005, 2006, 2007, 2008, 2009, and thereafter is $2,029, $1,981, $1,744, $1,696, $1,191, and $1,036, respectively.

Goodwill and other intangible assets consist of the following as of:

March 31, 2005			December 31, 2004
Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$92,268	$—	$92,268	$140,544	$—	$140,544

Intangible assets subject to amortization:
Patents and patent applications	10,473	(4,787)	5,686	10,465	(4,505)	5,960
Customer base	4,082	(1,502)	2,580	4,082	(1,381)	2,701
Covenants not to compete	726	(343)	383	726	(282)	444
URL website address	656	(195)	461	656	(162)	494
Trade name	378	(378)	—	378	(378)	—
Purchased software	128	(60)	68	128	(50)	78
	$16,443	$(7,265)	$9,178	$16,435	$(6,758)	$9,677

The decrease in goodwill during the quarter ended March 31, 2005 was as follows:

Goodwill at December 31, 2004	$140,544
Refund of Complient purchase price shares in escrow	(902)
Goodwill impairment charge	(47,269)
Other	(105)
Goodwill at March 31, 2005	$92,268

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship for a period of one to seven years. Warranty costs are estimated at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Changes in the product warranty accrual for the quarters ended March 31 were as follows:

	2005	2004
Warranty accrual, Beginning of period	$617	$836
Change in liability for warranties issued during the period	161	61
Warranty expenditures	(356)	(188)
Warranty accrual, End of period	$422	$709

In April 2004, the Company received a Warning Letter from the U.S. Food and Drug Administration following a routine inspection of its manufacturing facility in Minneapolis. The letter specified certain procedural and documentation items in the Company’s quality system. The Company took corrective and preventive action to bring its quality system into compliance. In addition, during May 2004, the Company initiated a limited, voluntary recall of approximately 5,800 units of its older model Powerheart AEDs in order to replace a potentially faulty capacitor component. As of March 31, 2005, the majority of the recalled units have been replaced or repaired.

Also in May 2004, the Company initiated a limited, voluntary recall of approximately 4,800 AED batteries due to an error made by the Company’s battery supplier whereby an incorrect fuse was used in the manufacture of a certain lot of batteries. The recall and replacement of batteries was completed in 2004.

The Company estimated the cost of these voluntary recall actions to range from $1,000 to $1,200. In 2004, the Company received from its suppliers credits against amounts due to these suppliers totaling $1,240, which were recorded to accrued expenses to establish a warranty accrual for these recall matters. Actual recall related costs incurred have been charged against this accrual, which is now $0 as of March 31, 2005. At this time, the Company believes any remaining costs related to the recall will be inconsequential.

The decrease in warranty reserve requirements in 2005 compared with 2004 results primarily from AED battery design changes in 2003 and early 2004 which dramatically extended the life of the battery and resulted in a significant reduction in no cost battery replacements, and therefore, a reduction in the overall warranty reserve necessary.

Stock-Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal periods ending after December 15, 2002. The Company has not adopted fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.

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

Additionally, in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company measures stock-based non-employee compensation at fair value.

Under SFAS No. 123, stock-based compensation expense related to stock options granted to consultants is recognized as the stock options are earned. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s stock fluctuates.

Pro forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options of the Company’s common stock granted during the quarter ended March 31, 2005: risk free rate of 3.46%; dividend yield of 0%; volatility of 72.9%; and expected life of the options of four years. There were no options granted during the quarter ended March 31, 2004.

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net loss, and pro forma net loss per share, basic and diluted, would have been as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss, as reported	$(53,842)	$(4,832)
Add: Compensation expense included in reported net loss	—	—
Deduct: Compensation expense determined under fair value based method	(816)	(1,237)
Pro forma net loss	$(54,658)	$(6,069)
Net loss per share, as reported (basic and diluted)	$(0.63)	$(0.06)
Pro forma net loss per share (basic and diluted)	$(0.64)	$(0.08)

Recent Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or SFAS No. 123R. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective date of SFAS No. 123R to annual, rather than interim, reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the Company’s consolidated financial position or results of operation. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29 “Accounting for Non-monetary Transactions.” The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statments.

In December 2004, the FASB also issued FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” ("FSP No. 109-2"). FSP No. 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. The Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The Company expects to conclude its analysis of this repatriation incentive during 2005.

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

The following is a breakdown of net revenue by product line:

	Three Months Ended
	March 31, 2005	March 31, 2004
AEDs and related accessories	$12,872	$12,052
AED/CPR training and program management services	1,738	1,739
AED related revenue	14,610	13,791
Powerhearts, electrodes and related accessories	300	333
Emergency defibrillators, monitors, CPR products and related accessories	101	1,480
	$15,011	$15,604

The following is a breakdown of net sales by geographic location:

	Three Months Ended
	March 31, 2005	March 31, 2004
United States	$9,491	$11,211
Foreign	5,520	4,393
	$15,011	$15,604

During the quarter ended March 31, 2005, sales to the U.K. were approximately 17% of net revenue. At March 31, 2005, one customer represented approximately 15% of net accounts receivable and approximately 10% of net revenue for the quarter. During the quarter ended March 31, 2004, no customer or foreign country represented more than 10% of net revenue or net accounts receivable at March 31, 2004.

The following is a breakdown of the Company’s long-lived assets by geographic location as of:

	March 31, 2005	December 31 2004
United States	$4,680	$4,773
Foreign	136	159
	$4,816	$4,932

5.	Line of Credit

In February 2004, the Company secured a $5,000 line of credit with Silicon Valley Bank. The line of credit may be used to provide additional working capital, as needed, to fund the Company’s continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires the Company to maintain certain financial covenants. In February 2005, the Company obtained a waiver from the bank for the quarter and year ended December 31, 2004 for non-compliance with certain financial covenants required by the line of credit agreement and which also modified one of the financial covenants for 2005. In May 2005, the Company obtained a waiver and amendment from the bank to exclude the first quarter goodwill impairment charge from the EBITDA calculation for 2005. As of March 31, 2005, the Company was in compliance with all other covenants required by the line of credit agreement, as amended. There was no outstanding balance on the line at March 31, 2005 and 2004, however, there were letters of credit totaling $157 at March 31, 2005 issued as collateral for performance bonds that reduce the available balance on the line of credit.

6.	Notes Payable

In May 2002, the Company entered into a Senior Note and Warrant Purchase Agreement (the “Agreement”) with investors, pursuant to which the investors loaned the Company $50,000.  In March 2004, the Company amended the Agreement in order to ease certain financial covenants into 2005 to reflect the Company’s actual and expected financial results. In exchange for these modifications, the Company issued the senior note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share.  The warrants were valued at $1,301 using a Black-Scholes model.  The significant assumptions used in the model were: stock price of $3.98; risk free rate of 3.2%; volatility of 65%; dividend yield of 0%; and contractual term of seven years. The value of the warrants is being amortized over the remaining term of the Senior Notes using the effective interest method.

Under the antidilution provisions of the Agreement, which were triggered by the September 2003 and July 2004 private placements and the July 2003 warrant issuance to GE Healthcare, an additional 205,451 warrants were issuable to the senior note holders at exercise prices ranging from $2.97 to $3.88.  In addition, the exercise prices of the original warrants issued were also reduced to: (i) $2.97 for the 10,000,000 warrants that had an original exercise price of $3.00, (ii) $3.88 for the 3,000,000 warrants that had an original exercise price of $4.00, and (iii) $3.86 for the 500,000 warrants that had an original exercise price of $3.95.

In January 2005, the Company entered into an amendment and limited waiver (the “Amendment”) to the Agreement with the senior note holders.  Pursuant to the terms of the Amendment, the Company and the senior note holders agreed to: (i) extend the maturity date of the $50,000 in aggregate principal amount of Senior Notes issued under the Agreement by twelve months to May 29, 2008; (ii) defer all cash interest payments until maturity; and (iii) modify certain financial covenants regarding minimum EBITDA, minimum debt to capitalization and maximum capital expenditures, and delete certain other financial covenants for 2005 through maturity.  Additionally, the senior note holders waived certain covenant violations, including all financial covenant violations for the quarter and year ended December 31, 2004.  In exchange for the foregoing amendments and waiver contained in the Amendment, the Company and the senior note holders agreed to reduce the aggregate number of warrants to purchase shares of common stock issued in connection with the Agreement to 13,438,599 and reduce the exercise price of those warrants to $2.00 per share, down from the original weighted average price of approximately $3.21 per share. The fair value of the change in the exercise price of the warrants was valued at $2,777 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $1.70; risk free rate of 3.5%; volatility of 75%; dividend yield of 0%; and contractual term of approximately 4.3 years. The value of this change to the warrant exercise price is being amortized over the remaining term of the Senior Notes using the effective interest method.

In May 2005, the Company obtained an amendment from the senior note holders to exclude the first quarter goodwill impairment charge from the financial covenant calculations for 2005. At March 31, 2005, the Company was in compliance with all covenants required by the Agreement, as amended.

7.	Common Stock

In July 2004, the Company completed a private placement of common stock and warrants raising $12,370 in gross proceeds. The holders of the Senior Notes were the lead investors. In connection with the private placement, the Company issued 5,219,409 shares of its common stock at a price of $2.37 per share and five-year warrants to purchase 2,087,763 additional shares of its common stock at an exercise price of $2.84 per share. Proceeds of the offering are providing additional working capital and are funding product development initiatives.

In January 2005, as consideration for delays in filing a contractually required registration statement in connection with the July 2004 financing, the Company agreed with the investors to: (i) make a cash payment of $556, (ii) issue an additional aggregate of 476,637 shares of common stock, valued at $810 or $1.70 per share which was the closing market price the day before the agreement was signed, and (iii) reduce the exercise price on the investors’ warrants to $2.50 per share. The fair value of the change in the exercise price of the warrants was valued at $83 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $1.70; risk free rate of 3.75%; volatility of 75%; dividend yield of 0%; and contractual term of approximately 6.5 years. The total value of consideration given to these investors of $1,449 was recorded to other non-operating expense in the quarter ended March 31, 2005.

8.	Litigation and Other Contingencies

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

In March 2005, the following complaints were filed in the Chancery Court of Delaware concerning the Company’s merger agreement with Quinton and the transaction contemplated thereby:

•  Deborah Silver v. Cardiac Science, Inc., et al., Case No. 1138-N;

•  Lisa A. Weber v. Cardiac Science, Inc., et al. Case No. 1140-N;

•  Suan Investments, Inc. v. Raymond W. Cohen, et al., Case No. 1148-N;

•  David Shaev, et al. v. Cardiac Science, Inc., et al., Case No. 1153-N;

•  Irvin M. Chase, et al., v. Cardiac Science, Inc., et al., Case No. 1159-N; and

•  James Stellato v. Cardiac Science, Inc., et al., Case No. 1162-N.

Also, in March 2005, the following complaints were filed in the Orange County Superior Court concerning such merger agreement and transaction:

•  Albert Rosenfeld v. Cardiac Science, Inc., et al. Case No. 05CC00057; and

•  Jerrold Schaffer v. Cardiac Science, Inc., et al., Case No. 05CC00059.

Further, on April 1, 2005, a complaint was filed in the Chancery Court in Delaware, Oppenheim Pramerica Asset Management v. Cardiac Science, Inc. et al., Case No. 1222-N, which complaint is not consolidated yet.

Generally, the complaints allege that the Company’s board of directors breached its fiduciary obligations with respect to the proposed merger transaction with Quinton because the plaintiffs contend that the Company’s board of directors did not negotiate for sufficient compensation and that the directors engaged in self-dealing in connection with the Company’s senior note holders. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that the Company’s board of directors hold an auction to obtain the best value for the Company. The Company has retained legal counsel and intends to defend the cases vigorously. The Company has not established an accrual for these matters because a loss is not determined to be probable.

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

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward looking statements be subject to the safe harbors created thereby. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions. These forward-looking statements relate to, among other things, (i) future expenditures and results, (ii) business strategies, and (iii) the need for, and availability of, additional financing.

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

Results of Operations

Quarter Ended March 31, 2005 Compared to the Quarter Ended March 31, 2004

Revenue

The following is a summary of net revenue by product line for the quarters ended March 31:

	2005		2004		Change
AEDs and related accessories	$12,872	85.7%	$12,052	77.2%	$820	6.8%
AED/CPR training and program management services	1,738	11.6%	1,739	11.2%	(1)	(0.1)%
AED related revenue	14,610	97.3%	13,791	88.4%	819	5.9%
Powerheart in-hospital defibrillators and accessories	300	2.0%	333	2.1%	(33)	(10.0)%
Patient monitors, training products and accessories	101	0.7%	1,480	9.5%	(1,379)	(93.2)%
Total net revenue	$15,011	100.0%	$15,604	100.0%	$(593)	(3.8)%

Net revenue for the quarter ended March 31, 2005 decreased $593 or 3.8% compared to the quarter ended March 31, 2004. Revenue from the sale of AEDs and related services increased $819 or 5.9% quarter over quarter. This increase was a result of higher international AED revenue particularly in the U.K where we completed shipping the balance of the large U.K government order we were awarded in 2004, partially offset by lower sales to distributors in the U.S. reflecting our shift from smaller, local dealers to larger national distribution partners that we recently signed. The overall decrease in net revenue was primarily the result of exiting the CPR Prompt and patient monitoring product lines in 2004 which accounted for $1,389 of revenue in the first quarter of 2004. Sales of Powerheart CRMs were $129 for the quarter ended March 31, 2005 compared to $59 for the same quarter in 2004, which represented less than 1% of total net revenue in both periods. Sales of our Powerheart proprietary disposable defibrillation electrodes used with the first generation Powerheart and the Powerheart CRM were $171 for the quarter ended March 31, 2005 compared to $274 for the same quarter in 2004.

Gross Margin

Cost of revenue for the quarter ended March 31, 2005 was $6,267 compared to $6,508 for the same quarter in 2004. Gross margin as a percentage of revenue was 58.3% for the quarter ended March 31, 2005, consistent with the gross margin in the same quarter in 2004. Cost of service revenue was $848 for the quarter ended March 31, 2005 with a gross margin of 51.2% compared to $879 with a gross margin of 49.5% for the same quarter in 2004.

During the quarter ended December 31, 2003, we recorded an impairment charge of $2,917 for the write off of first generation Powerhearts and CRM in-hospital defibrillators in inventory related to a strategic decision to discontinue the “no cap” Powerheart in-hospital defibrillator placement model. There were no sales of first generation Powerhearts or CRMs previously written off in the quarters ended March 31, 2005 and 2004. The majority of this inventory written off is still on hand. We will continue to try to sell some of these units internationally, but it is still uncertain as to how many units we will be able to sell and at what price. Eventually we will scrap the units or use them for spare parts.

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue for the quarters ended March 31:

	2005		2004		Change
Sales and marketing	$4,906	32.7%	$6,003	38.5%	$(1,097)	(18.3)%
Research and development	1,457	9.7%	1,669	10.7%	(212)	(12.7)%
General and administrative	5,198	34.6%	4,166	26.7%	1,032	24.8%
Amortization of intangible assets	403	2.7%	503	3.2%	(100)	(19.9)%
Goodwill impairment charge	47,269	314.9%	—	0.0%	47,269	n/a
Total operating expenses	$59,233	394.6%	$12,341	79.1%	$46,892	380.0%

Sales and marketing expenses decreased $1,097 or 18.3% for the quarter ended March 31, 2005 compared to the same quarter in 2004. Sales and marketing expenses as a percentage of revenue were 32.7% for the quarter ended March 31, 2005 down from 38.5% for the same period in 2004. The decrease is primarily attributable to: (i) a reduction in U.S. selling costs, primarily in the indirect sales channel reflecting our shift from smaller, local dealers to larger national distribution partners that we recently signed ($424), (ii) reduced sales expenses related to our AED training services ($244), (iii) lower direct marketing activities in the U.S. ($176), and (iv) lower international selling costs ($138).

Research and development expenses decreased by $212 or 12.7% for the quarter ended March 31, 2005 compared to the same quarter in 2004. In the quarter ended March 31, 2005, research and development expenses were 9.7% of net revenue, down from 10.7% of net revenue in the same quarter in 2004. The decrease is primarily due to the reduction of the Complient engineering group ($101) and lower project costs related to the development of the G3Pro and G3Auto AED units that were introduced in 2004 ($190), offset slightly by higher payroll costs for the product development group which is currently focused on completing the traditional in-hospital defibrillator product for GE Healthcare which is expected to be released in late June ($57).

General and administrative expenses increased $1,032 or 24.8% during the quarter ended March 31, 2005 compared with the same quarter in 2004. As a percentage of revenue, general and administrative expenses increased to 34.6% in the quarter ended March 31, 2005 from 26.7% in the same quarter in 2004. The increase was primarily due to: (i) new expenses related to the proposed merger transaction with Quinton ($630), (ii) higher legal costs primarily related to the Philips litigation ($333), (iii) settlement of certain litigation ($111), (iv) increased corporate governance and compliance costs ($253), and (v) increased regulatory and quality assurance activities ($194). This increase is partially offset by a reduction in costs related to the Complient business, primarily headcount and facilities ($385) and a reduction of headcount and related expenses from consolidating our international operations in the second half of 2004 ($211).

Amortization of intangible assets included in operating expenses was $403 for the quarter ended March 31, 2005, a decrease of $100 or 19.9% from the $503 for the same quarter in 2004.

During the quarter ended March 31, 2005, our stock price declined significantly resulting in our market capitalization falling below the carrying amount of equity. Therefore, in accordance with SFAS 142, we performed an impairment test and obtained independent third-party valuations to assist with this analysis. The fair value estimates used in the initial impairment test, which were computed primarily based on the present value of future cash flows, indicated that the carrying amount exceeded the fair value and led us to conclude that goodwill was impaired. The implied fair value of goodwill was then determined through the allocation of the fair value to the underlying assets and liabilities. During the quarter ended March 31, 2005, a non-cash goodwill impairment charge of $47,269 was recorded to adjust the carrying value of our goodwill to the implied fair value.

Interest and Other Expense, Net

Net interest and other expense increased by $1,766 to $3,353 for the quarter ended March 31, 2005 compared to $1,587 for the same quarter in 2004. This increase was primarily due to a charge of $1,449 relating to the issuance of shares and a cash payment as consideration for delays in filing a contractually required registration statement in connection with the prior offering and an increase of $186 of interest expense based on a higher average outstanding Senior Note balance and the amortization of related warrant expenses which included the additional warrants issued in March 2004 and the warrant exercise price modification in January 2005. Interest expense was $1,803 for the quarter ended March 31, 2005 compared to $1,617 for the same quarter last year.

Liquidity and Capital Resources

	March 31, 2005	December 31, 2004
Working capital	$23,814	$27,046
Current ratio (current assets to current liabilities)	2.5 : 1.0	2.6 : 1.0
Cash and cash equivalents	$9,624	$13,913
Accounts receivable, net	$13,623	$17,978
Inventories	$12,180	$9,680
Short-term and long-term borrowings	$54,146	$52,664

The decrease in our current ratio, working capital and cash and cash equivalents is primarily due to cash used from operations during the quarter.

At March 31, 2005, our days sales outstanding on accounts receivable (“DSO”) was approximately 83 days compared to approximately 79 days at December 31, 2004, calculated based on a quarterly period using the ending net accounts receivable balance. We anticipate that our DSO will continue to average less than 90 days during 2005.

In February 2004, we secured a $5,000 line of credit with Silicon Valley Bank. The line of credit may be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. In February 2005, we obtained a waiver from the bank for the quarter and year ended December 31, 2004 for non-compliance with certain financial covenants required by the line of credit agreement and which also modified one of the financial covenants for 2005. In May 2005, we obtained an amendment from the bank to exclude the first quarter goodwill impairment charge from the EBITDA calculation for 2005. As of March 31, 2005, we were in compliance with all covenants required by the line of credit agreement, as amended. There was no outstanding balance on the line at March 31, 2005 or through the date of this filing, however, there were letters of credit totaling $157 at March 31, 2005 issued as collateral for performance bonds that reduce the available balance on the line of credit.

From inception, our sources of funding for operations and mergers and acquisition activity were derived from placements of debt and equity securities. In 2001, we raised approximately $37,000 in a series of private equity placements and through the receipt of proceeds from the exercise of outstanding options and warrants. In May 2002, we issued notes payable in the aggregate principal amount of $50,000. With the proceeds from these notes, we repaid the $26,468 plus accrued interest in senior promissory notes relating to the Survivalink acquisition. In September 2003, we raised $8,375 in a private equity placement of 2,233,334 shares of our common stock at $3.75 per share to a small group of institutional and accredited investors. In connection with this offering, we also issued 223,333 five-year warrants with an exercise price of $5.00 per share. In July 2004, we raised gross proceeds of approximately $12,370 in a private equity placement of 5,219,409 shares of our common stock at $2.37 per share. In connection with this offering, we issued five-year warrants to purchase 2,087,763 shares of common stock at an exercise price of $2.84 per share. In January 2005, as consideration for delays in filing the contractually required registration statement for the July 2004 private placement, we agreed with the investors to make a cash payment of $556, to issue an additional aggregate of 476,637 shares of common stock at the market value on the date of the agreement, and to reduce the exercise price on all the investors’ warrants issued in such private placement to $2.50 per share. We incurred a charge of $1,449 in the quarter ended March 31, 2005 as a result of this agreement.

In May 2002, we entered into a Senior Note and Warrant Purchase Agreement (the “Agreement”) with investors, pursuant to which the investors loaned the Company $50,000. Under the original terms of the Agreement, the Senior Notes issued thereunder were due and payable in cash on May 30, 2007, unless accelerated pursuant to the terms of the Agreement, and accrue interest at 6.9% per annum. During the first three years of the term of the Senior Notes, accrued and unpaid interest on the Senior Notes would, at the option of the Company, a) be due and payable in cash, or b) accrue and be paid in kind, in each case quarterly in arrears, and then due on the termination date of the Senior Notes. After the end of the third year of the term of the Senior Notes, any additional accrued and unpaid interest on the Senior Notes would be due and payable in cash quarterly in arrears, and on the termination date of the Senior Notes. The Senior Notes have certain monthly and quarterly financial and non-financial covenants. The Senior Notes are collateralized by our assets and the assets of our subsidiaries, to the extent permitted by law. Proceeds from the Senior Notes were used to repay $26,468 of senior promissory notes plus accrued interest issued in connection with the acquisition of Survivalink and the remaining proceeds were used for working capital purposes.

In connection with the Senior Notes, the investors were issued warrants (the “Warrants”) for the purchase of an aggregate of 10,000,000 shares of our common stock at an exercise price of $3.00 per share, and an aggregate of 3,000,000 shares of common stock at an exercise price of $4.00 per share. The Warrants are immediately exercisable, expire by their terms on May 30, 2009 and are subject to certain limited antidilution adjustments. After two years, we have the right to force the exercise of the Warrants pursuant to the terms of the Agreement. The proceeds from the Senior Notes were allocated between the Senior Notes and the Warrants based on their relative fair values which resulted in a discount being recorded on the Senior Notes pursuant to APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” We considered a number of factors, including an independent valuation, when determining the fair value of the Warrants. The significant assumptions used in the Black-Scholes model were: stock price of $2.90, adjusted downward for a dilution factor to $2.68; risk free rate of 4.98%; volatility of 0.90; dividend yield of 0%; and contractual term of 7 years. Such allocation resulted in a discount being recorded on the Senior Notes in the amount of $11,815, which is being amortized over the term of the Senior Notes using the effective interest method. In addition, we paid approximately $2,760 in debt issuance costs which are being amortized over the term of the Senior Notes using the effective interest method.

In March 2004, we amended the Agreement in order to ease certain financial covenants into 2005 to reflect our actual and expected financial results. In exchange for these modifications, we issued the senior note holders 500,000 additional warrants to purchase shares of common stock at $3.95 per share. The warrants were valued at $1,301 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $3.98; risk free rate of 3.2%; volatility of 0.65; dividend yield of 0%; and contractual term of seven years. The value of the warrants is being amortized over the remaining term of the Senior Notes using the effective interest method.

Under the antidilution provisions of the Agreement, which were triggered by the September 2003 and July 2004 private placements and the July 2003 warrant issuance to GE Healthcare, an additional 205,451 warrants were issuable to the senior note holders at exercise prices ranging from $2.97 to $3.88. In addition, the exercise prices of the original warrants issued were also reduced to: (i) $2.97 for the warrants to purchase 10,000,000 shares that had an original exercise price of $3.00, (ii) $3.88 for the warrants to purchase 3,000,000 shares that had an original exercise price of $4.00, and (iii) $3.86 for the warrants to purchase 500,000 shares that had an original exercise price of $3.95.

In January 2005, we entered into an amendment and limited waiver (the “Amendment”) to the Agreement with the senior note holders. Pursuant to the terms of the Amendment, we and the senior note holders agreed to: (i) extend the maturity date of the $50,000 in aggregate principal amount of Senior Notes issued under the Agreement by twelve months to May 29, 2008; (ii) defer all cash interest payments until maturity; and (iii) modify certain financial covenants regarding minimum EBITDA, minimum debt to capitalization and maximum capital expenditures, and delete certain other financial covenants for 2005 through maturity. Additionally, the senior note holders waived certain covenant violations, including all financial covenant violations for the quarter and year ended December 31, 2004. In exchange for the foregoing amendments and waiver contained in the Amendment, we and the senior note holders agreed to reduce the number of warrants to purchase shares of common stock issued in connection with the Agreement to 13,438,599 and reduce the exercise price of those warrants to $2.00 per share, down from the original weighted average price of approximately $3.21 per share. The fair value of the change in the exercise price of the warrants was valued at $2,777 using a Black-Scholes model. The significant assumptions used in the model were: stock price of $1.70; risk free rate of 3.5%; volatility of 75%; dividend yield of 0%; and contractual term of approximately 4.3 years. The value of this change to the warrant exercise price is being amortized over the remaining term of the Senior Notes using the effective interest method.

In May 2005, we obtained an amendment from the senior note holders to exclude the first quarter goodwill impairment charge from the financial covenant calculations for 2005. At March 31, 2005, we were in compliance with all covenants required by the Agreement, as amended.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern and that we will recover our assets and satisfy our liabilities in the normal course of business. From inception, we have incurred substantial losses and negative cash flows from operations. As of March 31, 2005, the Company had cash on hand of $9,624, working capital of $23,814, long term debt of $54,134, and an accumulated deficit of $178,199.

We believe that our current cash balance, in combination with net cash expected to be generated from operations and our unused line of credit of $5,000, will fund ongoing operations for the next twelve months. Our expected net cash from operations is predicated on achieving certain revenue levels and maintaining our cost of goods, operating expenses, and DSO ratio.

If we do not realize the expected revenue and cost of goods, or if operating expenses increase substantially, or if we cannot maintain our DSO ratio, we may not be able to fund our operations for the next twelve months. In addition, our line of credit and our Senior Notes require maintenance of certain financial covenants, of which we were in violation during 2004. Even though we have obtained waivers for all covenant violations in 2004 and have amended the covenants for 2005 and going forward, if in the future, we fail to comply with these financial covenants as amended, we could be unable to use our line of credit or be in default under the Senior Notes. If we are in default, we may be subject to claims by the senior note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

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

Cash Flows

The following table presents the abbreviated cash flows for the quarters ended March 31:

	2005	2004
Net cash used in operating activities	$(3,268)	$(1,854)
Net cash used in investing activities	(428)	(513)
Net cash provided by (used in) financing activities	(593)	145
Effect of exchange rates on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(4,289)	(2,230)
Cash and cash equivalents, beginning of year	13,913	8,871
Cash and cash equivalents, end of year	$9,624	$6,641

Cash used in operating activities for the quarter ended March 31, 2005 increased by $1,414 compared to the same quarter in 2004. The increase is primarily due to the increase in the change in inventories of $1,271.

Cash used in investing activities for the quarter ended March 31, 2005 decrease by $85 compared to the same quarter in 2004. This decrease was primarily attributable to no acquisition costs paid in the quarter ended March 31, 2005 compared to $50 paid in the same quarter in 2004.

Cash used in financing activities for the quarter ended March 31, 2005 increased by $738 compared to the cash provided by financing activities for the quarter ended March 31, 2004. This increase was primarily due to the cash consideration paid for the filing delay of $556 during the quarter ended March 31, 2005 and a decrease in proceeds from the exercise of stock options of $195 compared to the same period in 2004.

Off-Balance Sheet Arrangements

At March 31, 2005, our Danish subsidiary has outstanding bank performance guarantees totaling 2,229 Danish Kroner (approximately $386 in U.S. dollars) that were issued in 1999 through 2002 in connection with sales contracts to foreign governments. These bank performance guarantees expire in 2005 and 2006, but are not officially released until the customer notifies the bank that renewal is not required. In addition, we have issued performance bonds for $157 collateralized by letters of credit issued by Silicon Valley Bank under our line of credit in connection with sales contracts. The performance bonds expire through November 2007. We have no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts.

In addition, we have non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

We had no material commitments for capital expenditures as of March 31, 2005.

The following table presents our expected cash requirements for contractual obligations outstanding as of March 31, 2005:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, including interest expense	$75,553	$—	$—	$75,553	—
Long-term obligations	33	12	21	—	—
Operating lease obligations	5,178	1,568	3,120	490	—
	$80,764	$1,580	$3,141	$76,043	$—

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

Goodwill and Other Intangibles

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We operate in one operating segment and have one reporting unit; therefore, we test goodwill for impairment at the consolidated level against the fair value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. We assess potential impairment on an annual basis on the last day of the year and compare our market capitalization to the book value of the Company including goodwill. A significant decrease in our stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations.

See Note 3 of the Consolidated Condensed Notes to Financial Statements for results of recent impairment tests.

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

Valuation of Warrants

We periodically issue warrants in connection with debt issuances and in exchange for goods and services. We follow the guidance of APB No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” for warrants we issue in connection with debt. We follow the guidance in EITF No. 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” for warrants we issue in exchange for or in connection with goods and services. Management considers a number of factors, including independent valuations, when determining the fair value of warrants issued. We estimate the fair value of warrants issued using the Black-Scholes model. Of the various assumptions considered by the Black-Scholes model, the volatility and the risk free rate used require us to make certain assumptions and estimations. We estimate volatility using a statistical method based on the historical stock price for the historical period equal to the expected life of the warrant being valued. The risk free interest rate is determined using the treasury note rate for the number of years corresponding to the expected life of the warrant being valued. Potentially, the value of warrants could be materially different if different assumptions were used and under different markets conditions.

Revenue Recognition

We record revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). SAB No. 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. We record product sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and we have shipped the product to the customer whereby title and risk have passed to the customer.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or SFAS No. 123R. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation.” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective date of SFAS No. 123R to annual, rather than interim, reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated financial position or results of operation. We have not determined the method of adoption or determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets -- an amendment of APB Opinion No. 29 “Accounting for Non-monetary Transactions.” The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial statements.

In December 2004, the FASB issued FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides enterprises more time (beyond the financial-reporting period during which the American Jobs Creation Act took effect) to evaluate the impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSP, issued on December 21, 2004, went into effect upon being issued. We are not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to conclude our analysis of this repatriation incentive during 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk.

We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At March 31, 2005, we invested our available cash in money market securities of high credit quality financial institutions.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates. However, our line of credit with our bank bears interest at our bank’s prime rate plus ..75% and if we ever draw down upon the line of credit, the outstanding balance could be affected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk.

The majority of our international sales are made in U.S. dollars, however, some sales to the U.K. are in pounds and to other parts of Europe in Euros, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. The majority of inventory purchases, both components and finished goods, in our foreign operations are made in U.S. dollars. The functional currency of our foreign operations in Denmark and the U.K. is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables and receivables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not material in any period.

The functional currency of our Swedish holding company is the local currency. Thus, assets and liabilities are translated to U.S. dollars at period end exchange rates in effect. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

Our Danish subsidiary has outstanding performance bonds totaling approximately 2,229,000 Danish Kroner (approximately $386,000 U.S. dollars) at March 31, 2005. Fluctuations in currency could increase the U.S. dollar value exposure under these guarantees.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer, Chief Financial Officer and Vice President Finance, conducted an evaluation as of the end of the period covered by this quarterly report of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended). Based on that evaluation, our management concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934, as amended, have been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

In March 2005, the following complaints were filed in the Chancery Court of Delaware concerning our merger agreement with Quinton and the transaction contemplated thereby:

•  Deborah Silver v. Cardiac Science, Inc., et al., Case No. 1138-N;

•  Lisa A. Weber v. Cardiac Science, Inc., et al. Case No. 1140-N;

•  Suan Investments, Inc. v. Raymond W. Cohen, et al., Case No. 1148-N;

•  David Shaev, et al. v. Cardiac Science, Inc., et al., Case No. 1153-N;

•  Irvin M. Chase, et al., v. Cardiac Science, Inc., et al., Case No. 1159-N; and

•  James Stellato v. Cardiac Science, Inc., et al., Case No. 1162-N.

Also, in March 2005, the following complaints were filed in the Orange County Superior Court concerning such merger agreement and transaction:

•  Albert Rosenfeld v. Cardiac Science, Inc., et al. Case No. 05CC00057; and

•  Jerrold Schaffer v. Cardiac Science, Inc., et al., Case No. 05CC00059.

Further, on April 1, 2005, a complaint was filed in the Chancery Court in Delaware, Oppenheim Pramerica Asset Management v. Cardiac Science, Inc. et al., Case No. 1222-N, which complaint is not consolidated yet.

Generally, the complaints allege that our board of directors breached its fiduciary obligations with respect to the proposed merger transaction with Quinton because the plaintiffs contend that our board of directors did not negotiate for sufficient compensation and that the directors engaged in self-dealing in connection with our senior note holders. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that our board of directors hold an auction to obtain the best value for the Company. We have retained legal counsel and intend to defend the cases vigorously. We have not established an accrual for these matters because a loss is not determined to be probable.

In the ordinary course of business, various lawsuits and claims are filed against us including product liability suits. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on our operations or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, as consideration for delays in filing a contractually required registration statement in connection with our July 2004 financing, we issued an additional aggregate of 476,637 shares of common stock to four accredited investors (see Note 7 of the Consolidated Condensed Notes to Financial Statements).

The issuances of the foregoing were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The issuance agreement contains representations to support our reasonable belief that the investor is familiar with or has access to information concerning the operations and financial condition of the Company, and the investor is acquiring the securities for investment and not with a view to the distribution thereof. At the time of their issuance, the shares of common stock were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the shares bear legends to that effect. A registration statement registering the resale of such securities was declared effective by the Securities and Exchange Commission on February 7, 2005 (Registration No. 333-122397).

We did not repurchase any of our securities during the quarter ended March 31, 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

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

CARDIAC SCIENCE, INC.

(Registrant)

Date: May 10, 2005	/s/ RODERICK DE GREEF
Roderick de Greef Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)