Form 10-Q
period 2005-06-30
CARDIAC SCIENCE INC
filed 2005-08-09
CIK 876188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-19567

CARDIAC SCIENCE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0465681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Main Street, Suite 700, Irvine, CA 92614
(Address of principal executive offices)

          Registrant’s telephone number, including area code:  (949) 797-3800

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒ No   ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rules 12b-2 of the Exchange Act).

Yes   ☒ No   ☐

          The number of shares of the Common Stock of the registrant outstanding as of August 5, 2005 was 85,945,368.

CARDIAC SCIENCE, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CARDIAC SCIENCE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

In thousands, except share data

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,336	$13,913
Accounts receivable, net of allowance for doubtful accounts of $4,449 at June 30, 2005 and $3,611 at December 31, 2004	11,875	17,978
Inventories, net	11,208	9,680
Prepaid expenses and other current assets	2,803	2,517
Total current assets	33,222	44,088
Property and equipment, net	4,690	4,932
Goodwill	92,268	140,544
Intangibles, net	8,683	9,677
Other assets	6,156	4,093
Total assets	$145,019	$203,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,943	$8,266
Accrued expenses	6,560	6,820
Deferred revenue	1,547	1,940
Current portion of long term debt	13	16
Total current liabilities	14,063	17,042
Senior secured promissory notes	55,557	52,623
Deferred revenue	617	697
Other long term liabilities	50	57
Total liabilities	70,287	70,419

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock - $.001 par value; 160,000,000 shares authorized, 85,945,368 and 86,258,913 shares issued at June 30, 2005 and December 31, 2004, respectively; 85,945,368 and 85,981,231 shares outstanding at June 30, 2005 and December 31, 2004, respectively	86	86
Additional paid-in capital	259,950	257,211
Accumulated other comprehensive loss	(25)	(25)
Accumulated deficit	(185,279)	(124,357)
Total stockholders’ equity	74,732	132,915
Total liabilities and stockholders’ equity	$145,019	$203,334

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

In thousands, except share and per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$15,626	$17,509	$30,637	$33,113
Cost of revenue	7,407	7,823	13,674	14,331
Gross profit	8,219	9,686	16,963	18,782
Operating expenses:
Sales and marketing	5,344	6,947	10,250	12,950
Research and development	1,813	1,456	3,270	3,125
General and administrative	5,730	4,317	10,928	8,483
Amortization of intangible assets	405	504	808	1,007
Goodwill impairment charge	—	—	47,269	—
Total operating expenses	13,292	13,224	72,525	25,565
Loss from operations	(5,073)	(3,538)	(55,562)	(6,783)
Interest and other expense, net	(1,965)	(1,783)	(5,318)	(3,370)
Loss before income taxes	(7,038)	(5,321)	(60,880)	(10,153)
Provision for income taxes	42	—	42	—
Net loss	$(7,080)	$(5,321)	$(60,922)	$(10,153)
Net loss per share (basic and diluted)	$(0.08)	$(0.07)	$(0.71)	$(0.13)
Weighted average number of shares used in the computation of net loss per share (basic and diluted)	85,945,368	80,674,736	85,981,864	80,603,773

The accompanying notes are an integral part of these unaudited financial statements.

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

In thousands

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss	$(7,080)	$(5,321)	$(60,922)	$(10,153)
Other comprehensive income loss:
Foreign currency translation adjustments	—	—	—	(8)
Comprehensive loss	$(7,080)	$(5,321)	$(60,922)	$(10,161)

The accompanying notes are an integral part of these unaudited financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(60,922)	$(10,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,148	1,334
Amortization of intangible assets	1,016	1,007
Provision for doubtful accounts	995	624
Inventory obsolescence	340	—
Accrued interest and amortization of debt discount/issuance costs	3,577	3,334
Value of consideration for filing delays	1,449	—
Gain on sale of assets	—	(280)
Goodwill impairment charge	47,269	—
Changes in operating assets and liabilities:
Accounts receivable	5,108	2,611
Inventories	(1,845)	(892)
Placement of Powerheart CRMs at customer locations	(20)	—
Prepaid expenses and other assets	(215)	(1,589)
Accounts payable and accrued expenses	(2,478)	(90)
Deferred revenue	(473)	(423)
Net cash used in operating activities	(5,051)	(4,517)
Cash flows from investing activities:
Purchase of property and equipment	(909)	(916)
Proceeds from sale of property and equipment	—	23
Acquisition costs paid	—	(50)
Proceeds from sale of assets of subsidiary, net of costs	—	672
Purchase of intangible assets	(22)	(37)
Proceeds (payments) related to acquisitions	—	(25)
Net cash (used in) provided by investing activities	(931)	(333)
Cash flows from financing activities:
Payments on long term obligations	(10)	(32)
Proceeds from exercise of common stock options and warrants	—	460
Cash consideration paid for filing delay	(556)	—
Costs of equity issuances	(29)	(30)
Net cash provided by financing activities	(595)	398
Effect of exchange rates on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(6,577)	(4,460)
Cash and cash equivalents at beginning of period	13,913	8,871
Cash and cash equivalents at end of period	$7,336	$4,411

The accompanying notes are an integral part of these unaudited financial statements

CARDIAC SCIENCE, INC.

CONSOLIDATED CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(In thousands, except share and per share amounts)

1. Organization and Description of the Business

Cardiac Science, Inc. (the “Company”) was incorporated in May 1991 and develops, manufactures and markets portable automatic public-access defibrillators (AEDs) and provides comprehensive AED/CPR training and AED program management services. In addition, the Company also markets a unique fully-automatic in-hospital bedside defibrillator-monitor (the “Powerheart CRM” or “CRM”) that continuously monitors and automatically treats hospitalized cardiac patients. The Company’s core technology platform consists of its proprietary arrhythmia detection and discrimination software (“RHYTHMx®”), which is combined with its proprietary STAR® Biphasic defibrillation hardware and disposable electrode pad technology to create a complete line of automatic public-access defibrillators, (the “Powerheart AED” or “G3 AED”) for use in a variety of out-of-hospital settings. The Company’s Powerheart® brand products are marketed by its direct sales force and network of independent distributors in the United States and around the world.

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

On February 28, 2005, the Company signed a definitive merger agreement with Quinton Cardiology Systems, Inc (“Quinton”). The transaction was approved by the boards of directors of both companies and is anticipated to close during the third quarter of 2005, subject to the approval of its respective shareholders and other customary closing conditions. The merger agreement calls for each Company shareholder to receive 0.10 of a share of common stock of the new holding company for each share of Company common stock owned prior to the transaction and each Quinton shareholder to receive approximately 0.77 of a share of common stock of the new holding company for each share of Quinton common stock owned prior to the transaction. The number of all Company and Quinton stock options and warrants outstanding at the effective time of the transaction, as well as their respective exercise prices, will be adjusted in accordance with the same exchange ratios. In connection with the transaction, the Company’s senior note holders have agreed to convert the entire balance of principal and accrued interest under their senior notes (the “Senior Notes”), or approximately $61,000, as well as warrants to purchase 13,438,599 shares of the Company’s common stock, into an aggregate of $20,000 in cash and 2,843,915 shares, or approximately 13 percent immediately following the transaction, of the new holding company’s common stock.

2. Continued Existence

The accompanying consolidated condensed financial statements have been prepared on the basis that the Company will continue as a going concern and that the Company will recover its assets and satisfy its liabilities in the normal course of business. From inception, the Company has incurred substantial losses and negative cash flows from operations. As of June 30, 2005, the Company had cash on hand of $7,336, working capital of $19,159, long term debt of $55,575, and an accumulated deficit of $185,279.

The Company believes that its current cash balance, in combination with net cash expected to be generated from operations and its unused line of credit of $5,000, will fund ongoing operations through the end of 2005. The Company’s expected net cash from operations is predicated on achieving certain revenue levels and maintaining its cost of goods, operating expenses, and DSO ratio. The expected results for 2005 assume the completion of the pending merger with Quinton in the third quarter of 2005. If the proposed merger is not consummated, or is materially delayed for any reason, the Company’s expected revenues, operating expenses and net loss for 2005 may be negatively impacted. Additionally, in the event the merger is not consummated in either the third or fourth quarter of 2005, the Company would need to seek additional funding through equity or debt financings to sustain its current level of operations.

In addition, the Company’s line of credit and Senior Notes require maintenance of certain financial covenants, of which the Company was in violation during 2004 and 2005. Even though the Company has obtained waivers and/or amendments for all covenant violations, if in the future, it fails to comply with these financial covenants as amended, it could be unable to use its line of credit or be in default under the Senior Notes. If the Company is in default, it may be subject to claims by the senior note holders seeking to enforce their security interest in its assets. Such claims, if they arise, may substantially restrict or even eliminate the Company’s ability to utilize its assets in conducting its business, and may cause it to incur substantial legal and administrative costs.

In the event that the Company requires additional funding, it will attempt to raise the required capital through either debt or equity arrangements. The Company cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to its current shareholders. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and this would have an adverse effect on its financial position, results of operations and cash flows and as such, there may be substantial doubt about the Company’s ability to continue as a going concern.

3. Summary of Significant Accounting Policies

In the opinion of the Company’s management, the accompanying consolidated condensed unaudited financial statements include all adjustments (which consist only of normal recurring adjustments) necessary for a fair statement of its financial position at June 30, 2005 and results of operations and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and should be read in conjunction with the Company’s audited financial statements included in the Company’s 2004 Annual Report on Form 10-K. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results for the full year.

Inventories

Inventories are valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains a reserve for obsolescence to adjust the carrying value, as necessary, to the lower of cost or market. The reserve is based on its assessment of future product demand, historical experience, and technical obsolescence, as well as other factors affecting the recoverability of the asset through future sales. Inventories consist of the following as of:

	June 30, 2005	December 31, 2004
Raw materials	$4,461	$3,705
Work in process	203	13
Finished goods	7,964	7,146
Reserve for obsolescence	(1,420)	(1,184)
	$11,208	$9,680

Goodwill and Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one operating segment and has one reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. Per SFAS No. 142, the fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis on the last day of the year for the measurement, if available. The Company assesses potential impairment on an annual basis on the last day of the year and compares its market capitalization to its carrying amount, including goodwill. A significant decrease in its stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. If goodwill is considered impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of that goodwill. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount. In addition, to the extent that there are significant changes in market conditions or overall economic conditions, or strategic plans change, it is possible that future goodwill impairments could result, which could have a material impact on the financial position and results of operations.

During the quarter ended March 31, 2005, the Company’s stock price declined significantly resulting in its market capitalization falling below the carrying value of equity. Therefore, the Company performed an impairment test and obtained third-party valuations to assist with this analysis. The fair value estimates used in the initial impairment test, which were computed primarily based on the present value of future cash flows, indicated that the carrying amount exceeded the fair value and led the Company to conclude that goodwill was impaired. The implied fair value of goodwill was then determined through the allocation of the fair value to the underlying assets and liabilities. During the quarter ended March 31, 2005, a non-cash goodwill impairment charge of $47,269 was recorded to adjust the carrying value of the Company’s goodwill to its implied fair value. At June 30, 2005, the market capitalization of the Company exceeded its carrying value.

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

Goodwill and other intangible assets consist of the following as of:

	June 30, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$92,268	$—	$92,268	$140,544	$—	$140,544
Intangible assets subject to amortization:
Patents and patent applications	10,487	(5,071)	5,416	10,465	(4,505)	5,960
Customer base	4,082	(1,624)	2,458	4,082	(1,381)	2,701
Covenants not to compete	726	(403)	323	726	(282)	444
URL website address	656	(227)	429	656	(162)	494
Trade name	378	(378)	—	378	(378)	—
Purchased software	128	(71)	57	128	(50)	78
	$16,457	$(7,774)	$8,683	$16,435	$(6,758)	$9,677

The decrease in goodwill during the six months ended June 30, 2005 was as follows:

Goodwill at December 31, 2004	$140,544
Refund of Complient purchase price shares in escrow	(902)
Goodwill impairment charge	(47,269)
Other	(105)
Goodwill at June 30, 2005	$92,268

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship for a period of one to seven years. Warranty costs are estimated at the time of sale based on historical experience. Estimated warranty expenses are recorded as an accrued liability, with a corresponding provision to cost of sales.

Changes in the product warranty accrual for the six months ended June 30 were as follows:

	2005	2004

Warranty accrual, Beginning of period	$617	$836
Change in liability for warranties issued during the period	474	1,372
Warranty expenditures	(632)	(705)
Warranty accrual, End of period	$459	$1,503

During the quarter ended June 30, 2005, the Company completed the recall/corrective actions that were initiated in 2004 and submitted final notification to the FDA requesting formal close out of these actions.

The total cost of these recall actions is estimated at approximately $1,580. In 2004, the Company received from its suppliers of the faulty components credits against amounts due to these suppliers totaling $1,240, which were recorded to accrued expenses to establish a warranty accrual for these recall matters. During the quarter ended June 30, 2005, the Company recorded an additional $340 to this reserve for actual and remaining costs to close out the recall actions. Through June 30, 2005, actual recall related costs incurred totaling approximately $1,530 have been charged against this reserve. At this time, the Company believes the remaining costs related to closing out the recall actions will be inconsequential and covered by the remaining reserve.

The decrease in warranty reserve requirements in 2005 compared with 2004, exclusive of the recall activities discussed above, results primarily from AED battery design changes in 2003 and early 2004 which extended the life of the battery and resulted in a significant reduction in no cost battery replacements, and therefore, a reduction in the overall warranty reserve necessary.

Stock Based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for three methods of transition for those companies that adopt SFAS No. 123’s provisions for fair value recognition. SFAS No. 148’s transition guidance and provisions for annual and interim disclosures are effective for fiscal periods ending after December 15, 2002. The Company has not adopted fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.

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

Additionally, in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the Company measures stock-based non-employee compensation at fair value.

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

Pro forma Effect of Stock-Based Compensation

In calculating pro forma information as required by SFAS No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the options of the Company’s common stock granted during the quarters ended June 30:

	2005	2004
Risk-free rate	4.00%	2.47%
Dividend yield	0.0%	0.0%
Volatility	75.1%	63.0%
Expected life of option	4 years	4 years

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net loss, and pro forma net loss per share, basic and diluted, would have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss, as reported	$(7,080)	$(5,321)	$(60,922)	$(10,153)
Deduct: Compensation expense determined under fair value based method	(720)	(834)	(1,536)	(1,842)
Pro forma net loss	$(7,800)	$(6,155)	$(62,458)	$(11,995)
Net loss per share, as reported (basic and diluted)	$(0.08)	$(0.07)	$(0.71)	$(0.13)
Pro forma net loss per share (basic and diluted)	$(0.09)	$(0.08)	$(0.73)	$(0.15)

Recent Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, ‘Inventory Pricing,’” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” or SFAS No. 123R. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 123R requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R to annual, rather than interim, reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption will have a material impact on the Company’s consolidated financial position or results of operation. The Company has not determined the method of adoption and it has not determined whether the adoption will result in amounts recognized in the income statement that are similar to the current pro forma disclosures under SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets -- an amendment of Accounting Principles Board ("APB") Opinion No. 29 ‘Accounting for Non-monetary Transactions.’” The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

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

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107 “Share-Based Payment” which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 does not change the accounting required by SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3.” SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial statements.

4. Segment reporting

The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

The Company’s chief operating decision makers are the Chief Executive Officer and other senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various product lines that service the external defibrillation and cardiac monitoring industry. The product lines include AEDs and related training, services, and accessories; Powerhearts, electrodes and related accessories; and emergency defibrillators, monitors, training products and related accessories.

The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.

The following is a breakdown of net revenue by product line:
	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
AEDs and related accessories	$13,603	$13,835	$26,475	$25,887
AED/CPR training and program management services	1,610	2,043	3,348	3,782
Total AED related revenue	15,213	15,878	29,823	29,669
Powerheart CRMs, electrodes and accessories	333	254	633	587
Patient monitors, training products and accessories	80	1,377	181	2,857
	$15,626	$17,509	$30,637	$33,113

The following is a breakdown of net sales by geographic location:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
United States	$10,796	$12,494	$20,287	$23,705
Foreign	4,830	5,015	10,350	9,408
	$15,626	$17,509	$30,637	$33,113

The following is a breakdown of the Company’s long-lived assets by geographic location as of:

	June 30, 2005	December 31, 2004
United States	$4,575	$4,773
Foreign	115	159
	$4,690	$4,932

5. Line of Credit

In February 2004, the Company secured a $5,000 line of credit with Silicon Valley Bank. The line of credit may be used to provide additional working capital, as needed, to fund the Company’s continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires the Company to maintain certain financial covenants. In February 2005, the Company obtained a waiver from the bank for the quarter and year ended December 31, 2004 for non-compliance with certain financial covenants required by the line of credit agreement and which also modified one of the financial covenants for 2005. In May 2005, the Company obtained a waiver and amendment from the bank to exclude the first quarter goodwill impairment charge from the EBITDA calculation for 2005. As of June 30, 2005, the Company was not in compliance with the cumulative EBITDA covenant, as amended. However, in August 2005, the Company obtained a waiver of such non-compliance from the bank for the quarter ended June 30, 2005. There was no outstanding balance on the line at June 30, 2005 and 2004, however, there were letters of credit totaling $157 at June 30, 2005 issued as collateral for performance bonds that reduce the available balance on the line of credit.

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

In May 2005, the Company obtained an amendment from the senior note holders to exclude the first quarter goodwill impairment charge from the financial covenant calculations for 2005. .At March 31, 2005 and June 30, 2005, the Company was in compliance with all covenants required by the Agreement, as amended.

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

8. Litigation and Other Contingencies

In February 2003, the Company filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator,”“HeartStart,”“HeartStart FR2,” and the “HeartStart Home Defibrillator,” infringe at least ten of the Company’s United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that the Company’s products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.

On April 30, 2003, the Company filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe the Company’s patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint and asserted counterclaims alleging that the Company has engaged in activities that constitute tortious interference with present and prospective contractual relations, common law business disparagement and statutory business disparagement. The Company responded to the counterclaims with a complete and general denial of the allegations. On August 8, 2005, the Company executed a settlement agreement with Defibtech, LLC. The Company’s allegations of infringement by Defibtech of United States Patent No.’s 5,579,919, 5,700,281 and 6,038,473 and all of Defibtech’s assorted counterclaims have been fully resolved. Other terms and conditions of the settlement remain confidential. As a condition of settlement, the Company will receive a cash payment in the amount of $925.

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

In March 2005, six complaints were filed in the Chancery Court of Delaware concerning the Company’s merger agreement with Quinton and the transaction contemplated thereby. These six actions were later consolidated into what is referred to as the consolidated action. On May 17, 2005, an amended complaint was filed in the consolidated action. The six original complains were:

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

•  Suan Investments, Inc. v. Raymond W. Cohen, et al., Case No. 1148-N;

•  David Shaev, et al. v. Cardiac Science, Inc., et al., Case No. 1153-N;

•  Irvin M. Chase, et al., v. Cardiac Science, Inc., et al., Case No. 1159-N; and

•  James Stellato v. Cardiac Science, Inc., et al., Case No. 1162-N.

In March 2005, the following complaints, which are referred to as the California actions, were filed in the Superior Court of Orange County, California concerning such merger agreement and transaction:

•  Albert Rosenfeld v. Cardiac Science, Inc., et al. Case No. 05CC00057; and

•  Jerrold Schaffer v. Cardiac Science, Inc., et al., Case No. 05CC00059.

On April 1, 2005, a complaint was filed in the Chancery Court of Delaware, Oppenheim Pramerica Asset Management v. Cardiac Science, Inc. et al., Case No. 1222-N, which is referred to as the Oppenheim action. The Oppenheim action has not been consolidated with the consolidated action. On May 10, 2005, an amended complaint was filed by the plaintiffs in the Oppenheim action.

Generally, the complaints allege that the Company’s board of directors breached its fiduciary obligations with respect to the proposed merger transaction with Quinton because the board of directors did not negotiate sufficient compensation for the Company’s shareholders and because the board of directors engaged in self-dealing in connection with the Company’s senior note holders. The amended complaints filed in Delaware also allege that the preliminary joint proxy statement/prospectus filed with the SEC in connection with the merger transaction did not adequately disclose material information about the transaction. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that the Company’s board of directors hold an auction to obtain the best value for the Company’s shareholders.

In June 2005, pursuant to an agreement of the parties to these actions, plaintiffs’ counsel withdrew their motion for preliminary injunction and, on June 24, 2005, counsel for the parties in the consolidated action and the Oppenheim action executed a memorandum of understanding. As a result, plaintiffs’ counsel agreed to dismiss all disclosure related claims with prejudice and to release all parties associated with the transaction in connection with such claims in exchange for the Company’s agreement to include certain additional disclosures in the joint proxy statement/prospectus. Plaintiffs’ counsel in the consolidated action also agreed to dismiss the remainder of their complaint without prejudice. Plaintiffs in the Delaware actions intend to apply to the Chancery Court of Delaware for attorneys’ fees. The agreement with plaintiffs’ counsel in the Delaware actions is subject to final approval by the Chancery Court of Delaware. The Company expects that certain of the costs and fees associated with these claims will be eligible for reimbursement under the Company’s insurance policies.

While the Oppenheim action (other than the disclosure claims) and the California actions have not been dismissed, currently no motion to preliminarily enjoin the transaction is pending and the Company believes that no pending action is likely to prevent completion of the transaction.

Plaintiffs in the consolidated, California or Oppenheim actions may seek other remedies for their purported claims, including damages. The Company will vigorously contest any such claim for damages or other remedies.

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s operations or financial position.

9. Subsequent Events

On July 29, 2005, the SEC declared effective CSQ Holding Company’s registration statement on Form S-4 related to the Company’s proposed merger with Quinton. CSQ Holding Company is a newly-formed corporation that has been established to facilitate the merger of Quinton and Cardiac Science. A special meeting of shareholders to vote on the proposed merger is scheduled for August 31, 2005. If approved by respective shareholders of the Company and Quinton, the merger is anticipated to be consummated immediately after the special meeting.

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

A Warning About Forward-Looking Information and the Safe Harbor Under the Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward looking statements be subject to the safe harbors created thereby. In some cases, you can identify forward-looking statements by words like "may,”  "will,”  "should,”  "could,”  "believes,”  "intends,”  "expects,”  "anticipates,”  "plans,”  "estimates,”  "predicts,”  "potential,”  "continue”  and similar expressions. These forward-looking statements relate to, among other things, (i) future expenditures and results, (ii) business strategies, and (iii) the need for, and availability of, additional financing.

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

Results of Operations

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

Revenue

The following is a summary of net revenue by product line for the quarters ended June 30:

	2005		2004		Change
AEDs and related accessories	$13,603	87.1%	$13,835	79.0%	$(232)	(1.7)%
AED/CPR training and program management services	1,610	10.3%	2,043	11.7%	(433)	(21.2)%
AED related revenue	15,213	97.4%	15,878	90.7%	(665)	(4.2)%
Powerheart CRMs, electrodes and accessories	333	2.1%	254	1.4%	79	31.1%
Patient monitors, training products and accessories	80	0.5%	1,377	7.9%	(1,297)	(94.2)%
Total net revenue	$15,626	100.0%	$17,509	100.0%	$(1,883)	(10.8)%

Net revenue for the quarter ended June 30, 2005 decreased $1,883 or 10.8% compared to the quarter ended June 30, 2004. The decrease in net revenue was primarily the result of exiting the CPR Prompt and patient monitoring product lines in the second half of 2004 which accounted for $1,302 of revenue in the second quarter of 2004. Revenue from the sale of AEDs and related services decreased $665 or 4.2% quarter over quarter. The decrease in AED related revenue was primarily due to lower AED training and program management services revenue. Sales of Powerheart CRMs were $154 for the quarter ended June 30, 2005 compared to $96 for the same quarter in 2004. Sales of our Powerheart proprietary disposable defibrillation electrodes used with the first generation Powerheart and the Powerheart CRM were $179 for the quarter ended June 30, 2005 compared to $158 for the same quarter in 2004.

Gross Margin

Total cost of revenue for the quarter ended June 30, 2005 was $7,407 compared to $7,823 for the same quarter in 2004. Gross margin as a percentage of revenue was 52.6% for the quarter ended June 30, 2005, compared to 55.3% for the same quarter in 2004. The decrease in gross margin was primarily related to costs of $340 during in the quarter ended June 30, 2005 associated with the completion of product recalls that were initiated in 2004. These costs reduced gross margin for the quarter ended June 30, 2005 by 2.1 percentage points. Cost of service revenue was $910 for the quarter ended June 30, 2005 with a gross margin of 43.5% compared to $1,481 with a gross margin of 27.5% for the same quarter in 2004. The increase in service revenue gross margin for the second quarter of 2005 compared to the second quarter of 2004 was the result of costs associated with a deadline to fulfill certain installation services and AED training for New York City Schools during the quarter ended June 30, 2004 which resulted in lower margins in service revenue for that period.

During the quarters ended June 30, 2005 and 2004, sales of first generation Powerhearts or CRMs previously written off in 2003 totaled $6 and $61, respectively, and had a slight favorable impact to the margin for the respective periods. The majority of the inventory written off in 2003 is still on hand. We will continue to try to sell some of these units internationally, but it is still uncertain as to how many units we will be able to sell and at what price. Eventually we will scrap the units or use them for spare parts.

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue for the quarters ended June 30:

	2005		2004		Change
Sales and marketing	$5,344	34.2%	$6,947	39.7%	$(1,603)	(23.1)%
Research and development	1,813	11.6	1,456	8.3	357	24.5
General and administrative	4,208	26.9	4,317	24.6	(109)	(2.5)
Merger and related shareholder litigation	1,522	9.8	—	—	1,522	n/a
Amortization	405	2.6	504	2.9	(99)	(19.6)
Total operating expenses	$13,292	85.1%	$13,224	75.5%	$68	0.5%

Sales and marketing expenses decreased $1,603 or 23.1% for the quarter ended June 30, 2005 compared to the same quarter in 2004. Sales and marketing expenses as a percentage of revenue were 34.2% for the quarter ended June 30, 2005 down from 39.7% for the same period in 2004. The decrease is primarily attributable to: (i) lower direct marketing activities in the U.S. ($623), (ii) reduced sales expenses related to our AED training services ($401), (iii) a reduction in U.S. selling costs, primarily in the indirect sales channel reflecting our shift from smaller, local dealers to larger national distribution partners ($230), and (iv) lower international selling costs ($145).

Research and development expenses increased by $357 or 24.5% for the quarter ended June 30, 2005 compared to the same quarter in 2004. In the quarter ended June 30, 2005, research and development expenses were 11.6% of net revenue, up from 8.3% of net revenue in the same quarter in 2004. The increase is primarily due to higher project development costs for the traditional in-hospital defibrillator product for GE Healthcare which is expected to be released in the third quarter of 2005 ($355).

General and administrative expenses decreased $109 or 2.5% during the quarter ended June 30, 2005 compared with the same quarter in 2004. As a percentage of revenue, general and administrative expenses increased to 26.9% in the quarter ended June 30, 2005 from 24.6% in the same quarter in 2004. The absolute dollar value decrease was primarily due to: (i) a reduction in costs related to the Complient business, primarily headcount and facilities ($344), (ii) a reduction of headcount and related expenses from consolidating our international operations in the second half of 2004 ($208), and (iii) a decrease in commercial insurance resulting from a 2004 premium refund ($185). This decrease is primarily offset by: (i) an increase in bad debt expense primarily related to the potential uncollectibility of one foreign account ($368), (ii) settlement of certain litigation ($105), and (iii) increased regulatory and quality assurance activities ($138).

During the quarter ended June 30, 2005, operating expenses included $1,522 of new expenses related to the proposed merger transaction with Quinton ($1,128) and related shareholder litigation ($394). These expenses were primarily comprised of legal, accounting, and consulting fees.

Amortization of intangible assets included in operating expenses was $405 for the quarter ended June 30, 2005, a decrease of $99 or 19.6% from the $504 for the same quarter in 2004.

Interest and Other Expense, Net

Net interest and other expense increased by $182 or 10.2 % to $1,965 for the quarter ended June 30, 2005 compared to $1,783 for the same quarter in 2004. This increase was primarily due to an increase of interest expense and amortization of related warrant expense and debt issuance costs related to the Senior Notes, including the impact of the warrant exercise price modification in January 2005 ($64) and higher realized and unrealized losses of foreign currency activity primarily related to the large UK government sale in pounds ($209), partially offset by higher interest and other non-operating income ($97). Total interest expense was $1,811 for the quarter ended June 30, 2005 compared to $1,741 for the same quarter in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

The following is a summary of net revenue by product line for the six months ended June 30:

	2005		2004		Change
AEDs and related accessories	$26,475	86.4%	$25,887	78.2%	$588	2.3%
AED/CPR training and program management services	3,348	10.9%	3,782	11.4%	(434)	(11.5)%
AED related revenue	29,823	97.3%	29,669	89.6%	154	0.5%
Powerheart CRMs, electrodes and accessories	633	2.1%	587	1.8%	46	7.8%
Patient monitors, training products and accessories	181	0.6%	2,857	8.6%	(2,676)	(93.7)%
Total net revenue	$30,637	100.0%	$33,113	100.0%	$(2,476)	(7.5)%

Net revenue for the six months ended June 30, 2005 decreased $2,476 or 7.5% compared to the six months ended June 30, 2004. This decrease was primarily the result of exiting the CPR Prompt and patient monitoring product lines in the second half of 2004 which accounted for $2,691 of revenue in the six months ended June 30, 2004. Sales of AEDs and related services for the six months ended June 30, 2005 were slightly increased at $29,823 compared to $29,669 for the same period in 2004. Sales of Powerheart CRMs were $283 for the six months ended June 30, 2005 compared to $155 for the same period in 2004. Sales of our Powerheart proprietary disposable defibrillation electrodes used with the first generation Powerheart and the Powerheart CRM were $350 for the six months ended June 30, 2005 compared to $432 for the same period in 2004.

Gross Margin

Total cost of revenue for the six months ended June 30, 2005 was $13,674 compared to $14,331 for the six months ended June 30, 2004. Gross margins as a percentage of revenue were 55.4 % for the six months ended June 30, 2005 compared to 56.7% for the six months ended June 30, 2004. The decrease in gross margin was primarily related to costs of $340 during the quarter ended June 30, 2005 associated with the completion of product recalls that were initiated in 2004. These costs reduced gross margin for the six months ended June 30, 2005 by 1.1 percentage points. Cost of service revenue was $1,758 for the six months ended June 30, 2005 with a gross margin of 47.5% compared to $2,360 with a gross margin of 37.6% for the same period in 2004. The increase in service revenue gross margin for the six months ended June 30, 2005 compared to the same period of 2004 was the result of costs associated with a deadline to fulfill certain installation services and AED training for New York City Schools during the quarter ended June 30, 2004 which resulted in lower margins in service revenue for that period.

During the six months ended June 30, 2005 and 2004, sales of first generation Powerhearts or CRMs previously written off in 2003 totaled $6 and $61, respectively, and had a slight favorable impact to the margin for the respective periods. The majority of the inventory written off in 2003 is still on hand. We will continue to try to sell some of these units internationally, but it is still uncertain as to how many units we will be able to sell and at what price. Eventually we will scrap the units or use them for spare parts.

Operating Expenses

The following is a summary of operating expenses as a percentage of net revenue for the six months ended June 30:

	2005		2004		Change
Sales and marketing	$10,250	33.5%	$12,950	39.1%	$(2,700)	(20.8)%
Research and development	3,270	10.7	3,125	9.4	145	4.6
General and administrative	8,776	28.6	8,483	25.6	293	3.5
Merger and related shareholder litigation	2,152	7.0	—	—	2,152	n/a
Amortization	808	2.6	1,007	3.1	(199)	(19.8)
Goodwill impairment	47,269	154.3	—	—	47,269	n/a
Total operating expenses	$72,525	236.7%	$25,565	77.2%	46,960	183.7%

Sales and marketing expenses decreased $2,700 or 20.8% for the six months ended June 30, 2005 compared to the same period in 2004. Sales and marketing expenses as a percentage of revenue were 33.5% for the six months ended June 30, 2005 down from 39.1% for the same period in 2004. The decrease is primarily attributable to: (i) a reduction in U.S. selling costs, primarily in the indirect sales channel reflecting our shift from smaller, local dealers to larger national distribution partners ($362), (ii) reduced sales expenses related to our AED training services ($814), (iii) lower direct marketing activities in the U.S. ($722), and (iv) lower international selling costs ($283).

Research and development expenses increased $145 or 4.6% for the six months ended June 30, 2005 compared to the same period in 2004. In the six months ended June 30, 2005, research and development expenses were 10.7% of net revenue, up from 9.4% of net revenue in the same period in 2004. The increase is primarily due to higher payroll and project costs for product development focused on completing the traditional in-hospital defibrillator product for GE Healthcare which is expected to be released in the third quarter ($205), offset by the reduction of the Complient engineering group ($107).

General and administrative expenses increased $293 or 3.5% during the six months ended June 30, 2005 compared with the same period in 2004. As a percentage of revenue, general and administrative expenses increased to 28.6% in the six months ended June 30, 2005 from 25.6% in the same period in 2004. The increase was primarily due to: (i) an increase in bad debt expense primarily related to the potential uncollectibility of one foreign account ($380), (ii) higher legal costs primarily related to the Philips litigation ($352), (iii) settlement of certain litigation ($216), and (iv) increased regulatory and quality assurance activities ($332). This increase is primarily offset by a reduction in costs related to the Complient business, primarily headcount and facilities ($729) and a reduction of headcount and related expenses from consolidating our international operations in the second half of 2004 ($419).

During the six months ended June 30, 2005, operating expenses included $2,152 of new expenses related to the proposed merger transaction with Quinton ($1,758) and related shareholder litigation ($394). These expenses were primarily comprised of legal, accounting, and consulting fees.

Amortization of intangible assets included in operating expenses was $808 for the six months ended June 30, 2005, a decrease of $199 or 19.8% from the $1,007 for the same period in 2004.

During the quarter ended March 31, 2005, our stock price declined significantly resulting in our market capitalization falling below the carrying amount of equity. Therefore, in accordance with SFAS 142, we performed an impairment test and obtained third-party valuations to assist with this analysis. The fair value estimates used in the initial impairment test, which were computed primarily based on the present value of future cash flows, indicated that the carrying amount exceeded the fair value and led us to conclude that goodwill was impaired. The implied fair value of goodwill was then determined through the allocation of the fair value to the underlying assets and liabilities. During the quarter ended March 31, 2005, a non-cash goodwill impairment charge of $47,269 was recorded to adjust the carrying value of our goodwill to the implied fair value. At June 30, 2005, our market capitalization exceeded our carrying value; therefore, no additional impairment charge was recorded.

Interest and Other Expense, Net

Net interest and other expense increased by $1,948 or 57.8% to $5,318 for the six months ended June 30, 2005 compared to $3,370 for the same period in 2004. This increase was primarily due to: (i) a charge relating to the issuance of shares and a cash payment as consideration for delays in filing a contractually required registration statement in connection with the prior offering ($1,449), (ii) an increase of interest expense and amortization of related warrant expense and debt issuance costs related to the Senior Notes, including the impact of the additional warrants issued in March 2004 and the warrant exercise price modification in January 2005 ($244), and (iii) higher realized and unrealized losses of foreign currency activity primarily related to the large UK government sale in pounds ($385). These increases in expenses were partially offset by higher interest and other non-operating income ($142). Total interest expense was $3,614 for the six months ended June 30, 2005 compared to $3,358 for the same period in 2004.

Liquidity and Capital Resources

	June 30, 2005	December 31, 2004
Working capital	$19,159	$27,046
Current ratio (current assets to current liabilities)	2.4 : 1.0	2.6 : 1.0
Cash and cash equivalents	$7,336	$13,913
Accounts receivable, net	$11,875	$17,978
Inventories, net	$11,208	$9,680
Short-term and long-term borrowings	$55,588	$52,664

The decrease in our current ratio, working capital and cash and cash equivalents is primarily due to cash used from operations during the six months ended June 30, 2005.

At June 30, 2005, our days sales outstanding on accounts receivable (“DSO”) was approximately 69 days compared to approximately 79 days at December 31, 2004, calculated based on a quarterly period using the ending net accounts receivable balance. We anticipate that our DSO will continue to average less than 90 days during 2005.

In February 2004, we secured a $5,000 line of credit with Silicon Valley Bank. The line of credit may be used to provide additional working capital, as needed, to fund our continued growth. This 24-month facility is collateralized by accounts receivable, inventory and cash and cash equivalents, has an interest rate of the bank’s prime rate plus .75% (with a floor of 5%) payable monthly, and requires us to maintain certain financial covenants. In February 2005, we obtained a waiver from the bank for the quarter and year ended December 31, 2004 for non-compliance with certain financial covenants required by the line of credit agreement and which also modified one of the financial covenants for 2005. In May 2005, we obtained an amendment from the bank to exclude the first quarter goodwill impairment charge from the EBITDA calculation for 2005. As of June 30, 2005, we were not in compliance with the cumulative EBITDA covenant, as amended. However, in August 2005, we obtained a waiver for such non-compliance from the bank for the quarter ended June 30, 2005. There was no outstanding balance on the line at June 30, 2005 or through the date of this filing, however, there were letters of credit totaling $157 at June 30, 2005 issued as collateral for performance bonds that reduce the available balance on the line of credit.

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

In May 2005, we obtained an amendment from the senior note holders to exclude the first quarter goodwill impairment charge from the financial covenant calculations for 2005. At June 30, 2005, we were in compliance with all covenants required by the Agreement, as amended.

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern and that we will recover our assets and satisfy our liabilities in the normal course of business. From inception, we have incurred substantial losses and negative cash flows from operations. As of June 30, 2005, we had cash on hand of $7,336, working capital of $19,159, long term debt of $55,575, and an accumulated deficit of $185,279.

We believe that our current cash balance, in combination with net cash expected to be generated from operations and our unused line of credit of $5,000, will fund ongoing operations through the end of 2005. Our expected net cash from operations is predicated on achieving certain revenue levels and maintaining our cost of goods, operating expenses, and DSO ratio. Our expected results for 2005 assume the completion of the pending merger with Quinton in the third quarter of 2005. If the proposed merger is not consummated, or is materially delayed for any reason, our expected revenues, operating expenses and net loss for 2005 may be negatively impacted. Additionally, in the event the merger is not consummated in either the third or fourth quarter of 2005, we would need to seek additional funding through equity or debt financings to sustain our current level of operations.

In addition, our line of credit and our Senior Notes require maintenance of certain financial covenants, of which we were in violation during 2004 and 2005. Even though we have obtained waivers and/or amendments for all covenant violations, if in the future, we fail to comply with these financial covenants as amended, we could be unable to use our line of credit or be in default under the Senior Notes. If we are in default, we may be subject to claims by the senior note holders seeking to enforce their security interest in our assets. Such claims, if they arise, may substantially restrict or even eliminate our ability to utilize our assets in conducting our business, and may cause us to incur substantial legal and administrative costs.

In the event that we require additional funding, we will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current shareholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows and as such, there may be substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table presents the abbreviated cash flows for the six months ended June 30:

	2005	2004
Net cash used in operating activities	$(5,051)	$(4,517)
Net cash used in investing activities	(931)	(333)
Net cash provided by (used in) financing activities	(595)	398
Effect of exchange rates on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(6,577)	(4,460)
Cash and cash equivalents, beginning of year	13,913	8,871
Cash and cash equivalents, end of year	$7,336	$4,411

Cash used in operating activities for the six months ended June 30, 2005 increased by $534 compared to the same period in 2004. This increase is primarily due to an increase in the operating loss, exclusive of the $47,269 goodwill impairment in the six months ended June 30, 2005, of $1,510, an increase in the change in inventories of $953, and an increase in the change in accounts payable and accrued expenses of $2,388, partially offset by an increase in the change of accounts receivable of $2,497 and a decrease in the change of prepaid expenses and other assets of $1,592.

Cash used in investing activities for the six months ended June 30, 2005 increased by $598 compared to the same period in 2004. This increase was primarily attributable to no proceeds from sales of assets in the six months ended June 30, 2005 compared to $672 of proceeds in the same period in 2004.

Cash used in financing activities for the six months ended June 30, 2005 increased by $993 compared to the cash provided by financing activities for the six months ended June 30, 2004. This increase was primarily due to the cash consideration paid for the filing delay of $556 during the six months ended June 30, 2005 and a decrease in proceeds from the exercise of stock options of $460 compared to the same period in 2004.

Off-Balance Sheet Arrangements

At June 30, 2005, our Danish subsidiary has outstanding bank performance guarantees totaling 1,612 Danish Kroner (approximately $261 in U.S. dollars) that were issued in 1999 through 2002 in connection with sales contracts to foreign governments. These bank performance guarantees expire in 2005 and 2006, but are not officially released until the customer notifies the bank that renewal is not required. In addition, we have issued performance bonds for $157 collateralized by letters of credit issued by Silicon Valley Bank under our line of credit in connection with sales contracts. The performance bonds expire through November 2007. We have no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts.

In addition, we have non-cancelable operating leases entered into in the ordinary course of business. For liquidity purposes, we choose to lease our facilities, automobiles, and certain equipment instead of purchasing them.

Contractual Obligations and Other Commercial Commitments

We had no material commitments for capital expenditures as of June 30, 2005.

The following table presents our expected cash requirements for contractual obligations outstanding as of June 30, 2005:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Senior Notes, including interest expense	$75,553	$—	$75,553	$—	—
Long-term obligations	31	13	18	—	—
Operating lease obligations	4,789	1,582	2,954	253	—
	$80,373	$1,595	$78,525	$253	$—

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

Revenue Recognition

We record revenue in accordance with SEC SAB No. 104 “Revenue Recognition in Financial Statements .” SAB No. 104 requires that product sales be recognized when there is persuasive evidence of an arrangement which states a fixed and determinable price and terms, delivery of the product has occurred in accordance with the terms of the sale, and collectibility of the sale is reasonably assured. We record product sales when we have received a valid customer purchase order for product at a stated price, the customer’s credit is approved, and we have shipped the product to the customer whereby title and risk have passed to the customer.

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

We follow the guidance of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” In accordance with this EITF, we consider our program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Training and AED program management service revenue is deferred and recognized at the time the training occurs. AED program management services pursuant to agreements that existed with Complient customers pursuant to annual or multi-year terms are deferred and amortized straight-line over the related contract period.

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

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43, Chapter 4, ‘Inventory Pricing,’” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires those items be recognized as current-period charges. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial statements.

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets -- an amendment of APB Opinion No. 29 ‘Accounting for Non-monetary Transactions.’” The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial statements.

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

In March 2005, the SEC released SAB No. 107 “Share-Based Payment” which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 does not change the accounting required by SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB No. 3.” SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We do not expect adoption of this statement to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk.

We do not use derivative financial instruments in our investment portfolio. We are averse to principal loss and try to ensure the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We attempt to mitigate default risk by investing in only the safest and highest credit quality securities. At June 30, 2005, we invested our available cash in money market securities of high credit quality financial institutions.

Interest expense on our existing long-term debt commitments is based on a fixed interest rate and therefore it is unaffected by fluctuations in interest rates. However, our line of credit with our bank bears interest at our bank’s prime rate plus .75% and if we ever draw down upon the line of credit, the outstanding balance could be affected by fluctuations in interest rates.

Foreign Currency Exchange Rate Risk.

The majority of our international sales are made in U.S. dollars; however, some sales to the U.K. are made in pounds and to other parts of Europe in Euros, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. The majority of inventory purchases, both components and finished goods, in our foreign operations are made in U.S. dollars. The functional currency of our foreign operations in Denmark and the U.K. is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables and receivables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations.

The functional currency of our Swedish holding company is the local currency. Thus, assets and liabilities are translated into U.S. dollars at period-end exchange rates then in effect. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.

Our Danish subsidiary has outstanding performance bonds totaling approximately 1,612,000 Danish Kroner (approximately $261,000 U.S. dollars) at June 30, 2005. Fluctuations in currency could increase the U.S. dollar value exposure under these guarantees.

Item 4. Controls and Procedures

Our management, including the Chief Executive Officer, Chief Financial Officer and Vice President of Finance, conducted an evaluation as of the end of the period covered by this quarterly report of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management concluded that the disclosure controls and procedures, as of the end of the period covered by this report, were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Exchange Act have been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 30, 2003, we filed a Complaint against Defibtech, LLC for patent infringement in the United States District Court for the District of Minnesota. The Complaint alleged that Defibtech’s Sentry and Reviver AEDs infringe our patented disposable electrode pre-connect technology as well as other patents. Defibtech answered the Complaint and asserted counterclaims alleging that we have engaged in activities that constitute tortious interference with present and prospective contractual relations, common law business disparagement and statutory business disparagement. We responded to the counterclaims with a complete and general denial of the allegations. On August 8, 2005, we executed a settlement agreement with Defibtech, LLC. Our allegations of infringement by Defibtech of United States Patent No.’s 5,579,919, 5,700,281 and 6,038,473 and all of Defibtech’s assorted counterclaims have been fully resolved. Other terms and conditions of the settlement remain confidential. As a condition of settlement, we will receive a cash payment in the amount of $925,000.

In March 2005, six complaints were filed in the Chancery Court of Delaware concerning our merger agreement with Quinton and the transaction contemplated thereby. These six actions were later consolidated into what we refer to as the consolidated action. On May 17, 2005, an amended complaint was filed in the consolidated action. The six original complaints were:

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

•  Suan Investments, Inc. v. Raymond W. Cohen, et al., Case No. 1148-N;

•  David Shaev, et al. v. Cardiac Science, Inc., et al., Case No. 1153-N;

•  Irvin M. Chase, et al., v. Cardiac Science, Inc., et al., Case No. 1159-N; and

•  James Stellato v. Cardiac Science, Inc., et al., Case No. 1162-N.

In March 2005, the following complaints, which we refer to as the California actions, were filed in the Superior Court of Orange County, California:

•  Albert Rosenfeld v. Cardiac Science, Inc., et al. Case No. 05CC00057; and

•  Jerrold Schaffer v. Cardiac Science, Inc., et al., Case No. 05CC00059.

On April 1, 2005, a complaint was filed in the Chancery Court of Delaware, Oppenheim Pramerica Asset Management v. Cardiac Science, Inc. et al., Case No. 1222-N, which we refer to as the Oppeheim action. The Oppenheim action has not been consolidated with the consolidated action. On May 10, 2005, an amended complaint was filed by the plaintiffs in the Oppenheim action.

Generally, the complaints allege that our board of directors breached its fiduciary obligations with respect to the proposed merger transaction with Quinton because the board of directors did not negotiate sufficient compensation for our shareholders and because the board of directors engaged in self-dealing in connection with our senior note holders. The amended complaints filed in Delaware also allege that the preliminary joint proxy statement/prospectus filed with the Securities and Exchange Commission in connection with the merger transaction did not adequately disclose material information about the transaction. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that our board of directors hold an auction to obtain the best value for our shareholders.

In June 2005, pursuant to an agreement of the parties to these actions, plaintiffs’ counsel withdrew their motion for preliminary injunction and, on June 24, 2005, counsel for the parties in the consolidated action and the Oppenheim action executed a memorandum of understanding. As a result, plaintiffs’ counsel agreed to dismiss all disclosure related claims with prejudice and to release all parties associated with the transaction in connection with such claims in exchange for our agreement to include certain additional disclosures in the joint proxy statement/prospectus. Plaintiffs’ counsel in the consolidated action also agreed to dismiss the remainder of their complaint without prejudice. Plaintiffs in the Delaware actions intend to apply to the Chancery Court of Delaware for attorneys’ fees. The agreement with plaintiffs’ counsel in the Delaware actions is subject to final approval by the Chancery Court of Delaware. We expect that certain of the costs and fees associated with these claims will be eligible for reimbursement under our insurance policies.

While the Oppenheim action (other than the disclosure claims) and the California actions have not been dismissed, currently no motion to preliminarily enjoin the transaction is pending and we believe that no pending action is likely to prevent completion of the transaction.

Plaintiffs in the consolidated, California or Oppenheim actions may seek other remedies for their purported claims, including damages. We will vigorously contest any such claim for damages or other remedies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit 10.1	Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, with GE Medical Systems Information Technologies, Inc.

Exhibit 10.2	Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, with GE Medical Systems Information Technologies, Inc. *

Exhibit 10.3	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, with GE Medical Systems Information Technologies, Inc. *

Exhibit 31.1	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Chief Executive Officer’s Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit 32.2	Chief Financial Officer’s Certification pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

* Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to Cardiac Science’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE, INC. (Registrant)

Date: August 9, 2005	By:	/s/ RODERICK DE GREEF
Roderick de Greef
(Duly Authorized Officer and Principal Financial Officer)